Form 10-K
period 1993-12-31
ORION CAPITAL CORP
filed 1994-03-18
CIK 74931

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------

                                 FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended        Commission file number
              December 31, 1993                    1-7801
                              ----------------
                         ORION CAPITAL CORPORATION
           (Exact name of registrant as specified in its charter)

                Delaware                            95-6069054
         (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)           Identification Number)

         30 Rockefeller Plaza, New York, NY             10112-0156
         (Address of principal executive offices)      (Zip Code)

         Registrant's telephone number, including area code:  212-332-8080

                               -------------

         Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
  Title of each class                                 on which registered
  -------------------                                ---------------------
  Common Stock, $1 par value                         New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:

                9 1/8% Senior Notes due September 1, 2002
                             (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes  x                            No
                   ---                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

     The aggregate market value of the voting stock of the registrant held by non-affiliates was $443,005,343 as of March 11, 1994.

     As of March 11, 1994, 14,352,088 shares of Common Stock, $1.00 par value, of registrant were outstanding exclusive of shares held by registrant and its subsidiaries.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III is incorporated by reference from registrant's definitive proxy statement for its Annual Meeting to be held on June 1, 1994. Registrant intends to file the proxy material, which involves the election of directors, not later than 120 days after the close of its fiscal year.

                                  PART I

ITEM 1.  BUSINESS

     Orion Capital Corporation ("Orion") is a property and casualty insurance holding company incorporated under the laws of the State of Delaware in 1960. Although Orion's insurance subsidiaries and affiliates are authorized to underwrite and sell most types of property and casualty insurance, their businesses are concentrated in niche insurance markets, particularly specialty workers compensation, architect and engineer professional liability and nonstandard automobile insurance. (Orion and its wholly-owned subsidiaries are referred to collectively as the "Company.") The Company markets its workers compensation insurance through the EBI Companies and a newly created entity, Nations' Care, Inc. ("Nations' Care"). Nations' Care was created in late 1993 and will primarily focus on alternative workers compensation services and products. The Company sells its professional liability insurance through the DPIC Companies and participates in the nonstandard commercial and personal automobile insurance business through its slightly less than 50% interest in Guaranty National Corporation ("Guaranty National"). (Guaranty National and its wholly-owned subsidiaries are referred to collectively as the "Guaranty National Companies.") The Company writes assumed reinsurance through SecurityRe Companies and other specialty property and casualty insurance, principally through the Connecticut Specialty Insurance Group.

     The Company currently holds 6,143,414 shares of Guaranty National common stock. Between November 1988 and November 20, 1991, Guaranty National was a wholly-owned subsidiary of the Company. On November 20, 1991, the Company sold slightly more than half of its interest in Guaranty National. Guaranty National and its subsidiaries operate as an independent publicly-held company and, except for certain services contractually provided, are not managed by the Company. Three of the eight members of Guaranty National's board of directors are selected by Orion. See "Summary of Insurance Operations - Guaranty National Companies."

    In December 1993, the Company completed the acquisition of approximately 20% of the outstanding common stock (1,526,484 shares) of Intercargo Corporation ("Intercargo") for a total cash purchase price of $19,314,000. Intercargo is an insurance holding company whose subsidiaries specialize in international trade and transportation coverages. Intercargo operates as an independent company. One member of Intercargo's seven-member board of directors is selected by Orion.

     The Company's insurance subsidiaries are licensed to transact business throughout the United States and in several Canadian provinces. They obtain substantially all of their business from approximately 675 independent insurance agents and brokers. The Company has approximately 1,400 employees, substantially all of whom are employed in the Company's insurance operations.

     During 1992 and the first part of 1993, Orion reconfigured and simplified its debt and capital structure by issuing $110,000,000 of 9 1/8% Notes due September 1, 2002, ("9 1/8% Senior Notes") and calling for the redemption of all three of its outstanding preferred stocks and both issues of its outstanding debentures. Most holders of its two Convertible Exchangeable Preferred Stocks opted to convert their shares of preferred stock into shares of Common Stock at or prior to the redemption date. The conversions resulted in the issuance of 3,982,000 shares of Common Stock. As a result of those actions, the only outstanding securities of Orion are its common stock and its 9 1/8% Senior Notes. The reconfiguration and simplification of its debt and capital structure enabled the Company to take advantage of generally lower interest rates, decrease the cost of its capital, and reduce the amount of debt and preferred stock sinking fund payments that were coming due in the next few years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Company's principal executive offices are located at 30
Rockefeller Plaza, New York, New York 10112, and its telephone number is
(212) 332-8080. The home offices of all the Company's insurance subsidiaries are located at 9 Farm Springs Drive, Farmington, Connecticut 06032.

     For segment reporting purposes, the operations of the Company are reported as four segments. The insurance operations of the Company are treated as three segments, Regional Operations, Reinsurance/Special Programs and the Company's interest in the Guaranty National Companies. Guaranty National's operations were reported on a consolidated basis from 1988 through November 20, 1991 and on the equity accounting basis since then. The miscellaneous activities of Orion, the parent holding company, and various incidental subsidiaries not involved in insurance-related activities are reported as a fourth segment under the heading "Other."

     Regional Operations is composed primarily of two divisions, the EBI Companies and Nations' Care. These operations underwrite and sell workers compensation insurance through independent agents and brokers. Nations' Care also offers workers compensation consulting and administrative services. Regional Operations' results include the declining costs associated with the run-off of the Company's commercial multiple peril insurance business, which was discontinued in 1988. Reinsurance/Special Programs includes the DPIC Companies, which markets professional liability insurance; SecurityRe Companies, which writes reinsurance; the Connecticut Specialty Insurance Group, which underwrites and sells specialty insurance programs through independent agents and general agents; and Intercargo, which specializes in international trade and transportation coverages. The Guaranty National Companies specialize in writing nonstandard commercial and personal automobile insurance, general liability insurance, surplus lines commercial property and casualty insurance and collateral protection insurance. The business of Orion's other subsidiaries, all of which are insubstantial, as well as the miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of Orion itself, are reported as a fourth segment.

     Net earnings for 1993 amounted to $68,813,000 or $4.69 per primary common share (after preferred dividends) on 14,598,000 weighted average common shares outstanding as compared with net earnings of $42,872,000 or $3.35 per primary common share (after preferred dividends) in 1992 on 10,914,000 weighted average common shares outstanding. Earnings per share in 1993 include a benefit of $.81 from the cumulative effect of changes in accounting principles and 1992 earnings per share were reduced $.27 per share by an extraordinary loss from the early extinguishment of debt. Common stock and per common share data have been restated to reflect Orion's 5-for-4 stock splits paid on both December 7, 1992 and November 15, 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following tables present condensed financial information showing revenues, pre-tax earnings (loss) and other financial data and ratios of the Company's four segments for each of the three years in the period ended December 31, 1993. Identifiable assets, by segment, are included in Note L to Consolidated Financial Statements, "Industry Segment Information."

                                                  Year Ended December 31,
                                             --------------------------------
                                               1993       1992       1991
                                               ----       ----       ----
                                                      (000s omitted)
REVENUES:
  Regional Operations (1) .................  $304,286   $303,211   $311,607
  Reinsurance/Special Programs (1).........   414,152    344,352    319,635
  Guaranty National Companies (2) .........         -          -    205,167
  Other ...................................     1,717        155        885
                                             --------   --------   --------
                                             $720,155   $647,718   $837,294
                                             ========   ========   ========

EARNINGS (LOSS):
  Regional Operations (1) .................  $ 34,025   $  4,227   $ (9,816)
  Reinsurance/Special Programs (1) ........    44,032     50,384     50,500
  Guaranty National Companies (2):
    Pre-tax earnings ......................         -          -     22,477
    Equity in net earnings of affiliate ...     9,509      9,994      1,207
                                             --------   --------   --------
    Total property and casualty operations.    87,566     64,605     64,368(1)
  Other ...................................   (15,061)   (17,891)   (18,299)
                                             --------   --------   --------
                                               72,505     46,714     46,069(1)
  Federal income taxes ....................   (15,517)      (922)    (1,401)
  Cumulative effect of adoption of new
    accounting principles .................    11,825          -          -
  Extraordinary loss, net of taxes ........         -     (2,920)         -
                                             --------   --------   --------
    Net earnings ..........................  $ 68,813   $ 42,872   $ 44,668(1)
                                             ========   ========   ========
                        SUMMARY OF INSURANCE OPERATIONS

     The following tables present certain summary operating data for the
Company's three insurance segments:
                                                  Year Ended December 31,
                                             ---------------------------------
                                               1993       1992       1991
                                               ----       ----       ----
                                                      (000s omitted)
REGIONAL OPERATIONS (1):
  Revenues -
    Premiums earned .......................  $266,373   $268,145   $263,478
    Net investment income .................    33,760     33,182     32,014
    Realized investment gains (losses) ....     4,153      2,077       (517)
    Gain on sale of common stock of
      Guaranty National ...................         -          -     14,692
    Other income ..........................         -       (193)     1,940
                                             --------   --------   --------
      Total ...............................  $304,286   $303,211   $311,607
                                             ========   ========   ========
  Earnings (loss) before federal income
    taxes .................................  $ 34,025   $  4,227   $ (9,816)
                                             ========   ========   ========

__________________________
Footnotes on following page


                                                  Year Ended December 31,
                                             --------------------------------
                                               1993        1992        1991
                                               ----        ----        ----
                                                      (000s omitted)
REINSURANCE/SPECIAL PROGRAMS (1):
  Revenues -
    Premiums earned .......................  $351,031    $292,060    $256,619
    Net investment income .................    55,500      48,416      43,924
    Realized investment gains (losses) ....     6,706       3,027      (1,161)
    Gain on sale of common stock of
      Guaranty National ...................         -           -      19,239
    Other income ..........................       915         849       1,014
                                             --------    --------    --------
      Total ...............................  $414,152    $344,352    $319,635
                                             ========    ========    ========
  Earnings before federal income taxes ....  $ 44,032    $ 50,384    $ 50,500
                                             ========    ========    ========

GUARANTY NATIONAL COMPANIES (2):
  Earnings before federal income taxes ....  $      -    $      -    $ 22,477
                                             ========    ========    ========
  Equity in net earnings of affiliate .....  $  9,509    $  9,994    $  1,207
                                             ========    ========    ========
     The following table sets forth, on a consolidated basis, certain insurance ratios for the Company (2):
                                                  Year Ended December 31,
                                             --------------------------------
                                               1993        1992        1991
                                               ----        ----        ----
  Loss and loss adjustment expenses to
    premiums earned .......................    74.4%       75.7%       76.8%
  Policy acquisition and other insurance
    expenses to premiums earned ...........    26.8        27.3        30.2
                                              -----       -----       -----
    Total before policyholders' dividends..   101.2       103.0       107.0
  Policyholders' dividends to premiums
    earned ................................     2.0         2.4         2.4
                                              -----       -----       -----
    Total after policyholders' dividends ..   103.2%      105.4%      109.4%
                                              =====       =====       =====

- -----------------------
(1) 1991 includes a gain of $33,931,000 ($14,692,000 for Regional Operations and $19,239,000 for Reinsurance/Special Programs) from the sale of the Guaranty National shares and a cumulative loss provision of $25,000,000 ($12,100,000 for Regional Operations and $12,900,000 for Reinsurance/Special Programs). (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

(2) The operations of the Guaranty National Companies are included in revenues and expenses through November 20, 1991, the date that the Company sold 6,250,000 shares of Guaranty National's common stock in a public offering, reducing the Company's ownership of Guaranty National to approximately 49%. Subsequent to November 20, 1991, the Company's share of Guaranty National's after-tax earnings are included on an equity accounting basis.


                                       -6-

     The Company's insurance subsidiaries include eight active wholly-owned insurance companies, as well as a wholly-owned reinsurance underwriting management company, service companies and an insurance brokerage firm. One or more of Orion's insurance subsidiaries is licensed and transacts business in each of the 50 states of the United States, the District of Columbia, Puerto Rico and several provinces of Canada. In 1993, approximately 13.1% of the direct premiums written by the insurance subsidiaries was generated in Florida, 11.4% in Pennsylvania and, in the aggregate, an additional 25.1% was generated in the states of California, Wisconsin and Texas. No other state accounts for more than 5% of the insurance premiums written by the Company. Growth in premiums written in Florida in 1993 is attributable to personal automobile insurance generally written with minimum statutory liability limits and professional liability insurance. The following table shows the geographical distribution of direct insurance premiums written by the Company in 1993, 1992 and 1991, including premiums of the Guaranty National Companies through November 20, 1991.

              Geographical Distribution of Direct Premiums Written

                                      Year Ended December 31,
                --------------------------------------------------------------
State                  1993      Pct.      1992    Pct.      1991    Pct.
- -----                  ----      ----      ----    ----      ----    ----
                           (000s omitted - except for percentages)
Florida ..........  $ 84,754     13.1%  $ 49,008    8.0%  $ 24,295    3.1%
Pennsylvania .....    74,066     11.4     80,392   13.1     73,878    9.3
California .......    60,675      9.4     59,664    9.7     72,157    9.1
Wisconsin ........    56,209      8.7     53,083    8.6     51,217    6.5
Texas ............    45,050      7.0     46,684    7.6     81,127   10.2
All others .......   326,672(1)  50.4    327,185   53.0    489,008   61.8
                     --------    -----   --------  -----   --------  -----
                     $647,426    100.0%  $616,016  100.0%  $791,682  100.0%
                     ========    =====   ========  =====   ========  =====

(1) In 1993, no other single state or country accounts for more than 5% of total direct written premiums.


     For 1993, approximately 49.0% of the Company's net premiums written was derived from workers compensation insurance written in twelve selected states (including all states listed in the preceding table except Florida and California), approximately 22.9% related to liability insurance other than automobile, primarily professional liability insurance, and approximately 21.1% came from automobile insurance (not including premiums from Guaranty National Companies). No other line of business contributed in excess of 3% to 1993 premiums written. The following table shows premiums written for the Company, net of reinsurance, by major statutory lines of business.

                            Net Premiums Written

                                        Year Ended December 31,
                        ------------------------------------------------------
                          1993     Pct.      1992     Pct.      1991     Pct.
                          ----     ----      ----     ----      ----     ----
                                (000s omitted - except for percentages)
Workers compensation .. $311,150   49.0%   $331,044   58.3%   $331,647   45.2%
Liability other than
  automobile ..........  145,493   22.9     123,973   21.8     163,224   22.2
Private passenger
  automobile ..........   72,286   11.4      36,560    6.4      94,479   12.9
Commercial automobile .   61,798    9.7      43,246    7.6     111,192   15.2
Surety ................   11,420    1.8      10,085    1.8       3,671    0.5
Commercial multiple
  peril ...............    9,028    1.4       9,104    1.6       6,901    0.9
All others ............   24,411    3.8      13,418    2.5      22,951    3.1
                        --------  -----    --------  -----    --------  -----
                        $635,586  100.0%   $567,430  100.0%   $734,065  100.0%
                        ========  =====    ========  =====    ========  =====

     See "Insurance Industry Characteristics - Loss Reserves" for a discussion of losses incurred in specific geographical regions and in specific lines of business.

                          REGIONAL OPERATIONS

     The Regional Operations segment is comprised primarily of two divisions, the EBI Companies and the newly created entity, Nations' Care. The EBI Companies provides traditional workers compensation insurance and Nations' Care will focus on providing alternative workers compensation services and products.

     From 1989 through 1993, the EBI Companies' net premiums written have accounted for almost all of the premium volume of the Regional Operations segment. The EBI Companies devote substantially all of their resources to underwriting and selling workers compensation insurance through independent agents and brokers. EBI believes it has a competitive edge stemming from its service oriented approach. It is among the 25 largest writers of workers compensation insurance in the United States based on net premiums written. For a variety of reasons, EBI has phased out of the workers compensation business in California, a process it began in 1990. The decrease in premium volume in California has been substantially offset by growth in other markets, such as Connecticut, Illinois, Indiana, Pennsylvania, Texas and Wisconsin. Regional Operations staffs its offices with underwriters, field production representatives, claims and loss control representatives, medical and rehabilitation experts and other technical and administrative personnel. The EBI Companies' specialized approach is founded upon a team concept under which loss control and claims management personnel have significant direct involvement in account selection and in underwriting each policy. Upon acceptance of each new account, an EBI team begins to work with the insured and its employees to identify the factors that influence their insurance costs. During the policy term, the EBI team continues to provide services designed to reduce the frequency and severity of injuries. Because of its desire to influence and impact the workplace environment in order to reduce losses, EBI concentrates its efforts on single-location, fixed-plant insureds, such as small to medium-sized manufacturers and selected service businesses.

     Regional Operations' new division, Nations' Care, will capitalize on the Company's expertise acquired from its service oriented and team approach to traditional workers compensation. It will apply these skills in writing workers compensation for large accounts, accounts with large deductibles and other insurance products. It will also offer consulting and administrative services to self-insured workers compensation programs. Nations' Care will emphasize its cost effective loss control and claims management consulting services. Nations' Care currently operates in five states but expects ultimately to sell its services more broadly throughout the United States.

     A workers compensation policy obligates an insurance company to pay all compensation and other benefits for injured workers as may be required by applicable state workers compensation laws. Such benefits include, among other things, payments for medical and hospital expenses, and disability and vocational rehabilitation expenses. The insurance policies currently written by the EBI Companies provide workers compensation coverage with limits of liability set by the provisions of the state workers compensation laws. The benefits provided by these laws vary with the nature and severity of the injury or disease, as well as with the wage level, occupation and age of the employee. Employers liability coverage is also provided to employers who may be subject to claims for damages (not workers compensation benefits) because of an injury to a worker.
                                     -9-

     The amount of workers compensation premiums earned is directly dependent upon wage levels as well as the number of employees on the payroll of each policyholder and the job classification of those employees. Accordingly, premiums may be affected by the level of unemployment in general, and particularly by the level of unemployment experienced in those industries and geographic areas which represent a substantial portion of the Company's workers compensation insurance business. Premium rates are revised annually in most states in which the EBI Companies do business. Rates vary with different job classifications and among different employers. The EBI Companies use the rates and rating plans filed in the states where they do business. See "Industry Characteristics - Rates."

     Approximately 600 independent agents and brokers produced substantially all of the direct business written in 1993 by the EBI Companies. All of such agents and brokers receive commissions on the sale of insurance. No single independent agent or broker contributed more than 5% of this segment's net written premiums. The agents and brokers provide a broad range of insurance services to the public within their local areas, operate as independent contractors and generally represent other insurers as well.

                        REINSURANCE/SPECIAL PROGRAMS

     The Company's Reinsurance/Special Programs segment is comprised of four components: DPIC Companies, SecurityRe Companies, Connecticut Specialty Insurance Group ("Connecticut Specialty") and the Company's 20% equity interest in Intercargo Corporation. All of such components concentrate in highly specialized lines of business in the property and casualty insurance field.

     DPIC Companies writes professional liability insurance for architects, engineers and accountants. DPIC Companies is the second largest underwriter of architect and engineer liability insurance in the United States. DPIC Companies also writes business in Canada.

     On October 1, 1993, DPIC Companies substantially reorganized its operations into a structure that more directly aligns its various business functions with particular types of customers. DPIC Companies' Architects and Engineers Underwriting unit was divided into three major divisions:
Architects, Engineers and Special  Risks.    Each  division  is now staffed
with underwriters focused on a more specific discipline thus engendering in them a greater familiarity with the issues facing their customers.

      DPIC Companies markets a program of professional liability insurance, similar to its architects and engineers products, for selected medium-sized certified public accounting firms in a program called A/PLS+. In 1994 DPIC Companies plans to introduce a similar program for preferred law firms in a program called L/PLS+. DPIC Companies' accountants, lawyers and Canadian programs comprise a fourth DPIC Companies division - the Emerging Businesses group.

     Professional liability insurance covers liability arising out of alleged negligent performance of professional services. Underwriting and claims management require a high level of knowledge and expertise. In an attempt to limit risk exposure, DPIC Companies' specialized underwriters evaluate a great number of factors, including the experience of an applicant firm's professional personnel, the loss history of the firm and the employees to be covered, the type of work performed and the firm's utilization of suggested loss prevention measures. DPIC Companies uses a premium credit incentive program to encourage insureds to participate in its interactive liability education program and to use other loss prevention practices, such as use of "limitation of liability" clauses in their client contracts.

     The coverage offered by DPIC Companies is on a "claims-made and reported" policy form, a form which generally insures claims reported by the insured only during the policy term. DPIC Companies generally uses a policy form under which defense costs, primarily legal fees, are limited by their inclusion within the insured's stated policy limits. This policy form has had a favorable impact in controlling legal costs. DPIC Companies' specialized claims staff, located in eight offices in the United States and Canada, stress early intervention in disputes to avoid litigation whenever possible. DPIC Companies has been a pioneer in using alternative dispute resolution methods to mediate and promptly resolve disputes. DPIC Companies' "Mediation Works" program has been particularly successful. DPIC Companies offers incentives to insureds who agree to mediate disputes. Currently, nearly 28% of all open claims are in mediation or proceeding under some other form of alternative dispute resolution. Management believes that the use of such methods has had a beneficial impact on DPIC Companies' operating results.

     DPIC Companies markets its products through 54 specialized agencies, each highly knowledgeable about risk management for the professions served and about the DPIC Companies' loss reduction programs. Management believes that this "value added" approach is the reason why DPIC Companies has experienced a high customer retention rate over a long period of time and why it is less vulnerable to price competition. The agents participate in continuing education programs sponsored by DPIC Companies, and also actively participate in professional societies.

     Connecticut Specialty administers the operation of approximately 30 specialty programs written through general agencies. The specialized coverages include personal lines automobile insurance, workers compensation insurance, as well as various liability coverages for the trucking industry. Connecticut Specialty utilizes a profit sharing approach in writing its special programs whereby minimal profit is earned by the general agent until the program is profitable. Connecticut Specialty closely monitors its programs throughout their existence to ensure that profit potential is maximized.

     Pricing volatility for the business that Connecticut Specialty writes is generally low. The specialty nature of such business provides some insulation against the competitive pressures of the overall insurance market.
Connecticut Specialty's ability to exit and enter markets rather quickly is an added competitive advantage.

     The Reinsurance/Special Programs segment also participates in facultative and treaty reinsurance throughout the United States through SecurityRe Companies. SecurityRe Companies underwrites a diverse book of property and casualty business using reinsurance intermediaries. Treaty business is focused on small to medium-sized specialty or regional insurance companies.

     The Reinsurance/Special Programs segment also includes the Company's 20% interest in Intercargo. Intercargo is an insurance holding company whose subsidiaries specialize in international trade and transportation coverages. Its principal product lines are U.S. Customs bonds and marine cargo insurance sold to importers and exporters through customs brokers and other service firms engaged in the international movement of goods. Intercargo operates as an independent entity and a pro rata share of any profit or loss is reflected in the Company's consolidated financial statements, based on the Company's equity interest in Intercargo. The shares of Intercargo were purchased by the Company in September and December 1993.

GUARANTY NATIONAL COMPANIES

     The Company participates in nonstandard commercial and personal automobile insurance and surplus lines insurance through its slightly less than 50% interest in Guaranty National. Based in Englewood, Colorado, the Guaranty National Companies underwrite and sell specialty property and casualty coverages which are not readily available in traditional insurance markets.

     Approximately 87% of the Guaranty National Companies' net written premiums during 1993 was derived from writing automobile (both private passenger and commercial) insurance. Other types of insurance products sold by Guaranty National Companies are general liability, commercial multi-peril,
umbrella and property.   Guaranty National Companies has historically focused
its operations on the nonstandard markets. Nonstandard risks require specialized underwriting, claims management and other skills and experience. Guaranty National Companies' expertise and market position has allowed it to generate an underwriting profit in five of the last six years.

     Guaranty National Companies' personal lines unit principally writes nonstandard automobile insurance, insurance for drivers usually unacceptable to other insurers for, among other reasons, adverse driving or accident histories, ages or vehicle types. This business represents approximately 33% of the Guaranty National Companies' total gross written premiums and is sold through approximately 1,950 independent agents in 21 states, primarily in the Rocky Mountain and Pacific Northwest regions.

     Guaranty National Companies' largest unit, its commercial lines, wrote approximately 58% of Guaranty National Companies' gross written premiums in
1993.   Approximately 73% of the commercial insurance was derived during 1993 from commercial automobile insurance, which covers policyholders such as sand and gravel haulers, used car dealers, automobile repair facilities, and local log hauling and trucking firms. Other commercial lines coverage includes property (for example, motor-truck cargo), general liability (for example, contractors and fuel convenience stores), low hazard professional liability (for example, teachers), standard umbrella insurance, standard commercial packages and other commercial coverages.

     Guaranty National Companies' commercial lines business is written through three divisions. The general and specialty divisions write business through 68 general agents and various brokers throughout the United States except for New Jersey, Massachusetts and four other Northeastern states. Guaranty National Companies' third commercial lines division is the standard division, whose business is written by Colorado Casualty Insurance Company ("CCIC"). In October 1992, Guaranty National acquired CCIC, an insurance company which writes primarily small standard commercial packages in the Rocky Mountain Region. CCIC has been successful in serving a niche market of approximately 290 rural retail agents.

     The Guaranty National Companies' third operating unit, Intercon General Agency, Inc., is a wholly-owned managing general agency which obtains business from 28 general agents across the country. Intercon principally markets collateral protection insurance, primarily insuring automobiles pledged as security for bank loans for which the borrower has not maintained physical damage coverage as required by the bank. The collateral protection business represents 9% of Guaranty National Companies' gross written premiums for 1993.

     Nonstandard risks generally involve a potential for poor claims experience because of increased risk exposure. Premium levels for nonstandard risks are substantially higher than for preferred or standard risks. In personal lines, Guaranty National Companies' loss exposure is limited by the fact that its insureds typically purchase low liability limits, often a state's statutory minimum. The nonstandard insurance industry is also characterized by the insurer's ability to minimize its exposure to unprofitable business by effecting timely changes in premium rates and policy terms in response to changing loss and other experiences. In the states where the Guaranty National Companies writes the majority of its business, prior approval to effectuate rate changes is not required. In those states where prior approval is required, the Guaranty National Companies has generally gained approval in a timely manner.

     In November 1993, Guaranty National acquired Peak Property and Casualty Insurance Corporation ("PEAK"), a property and casualty insurance company "shell" licensed in 39 states. The PEAK acquisition increases the Guaranty National Companies' marketing and licensing flexibility to take advantage of opportunities to write more special program business and allows the Guaranty National Companies to expand its standard commercial business to states outside the Rocky Mountain region.

     On November 20, 1991, the Company sold 6,250,000 shares, or slightly more than half, of the common stock of Guaranty National in a public offering ("Guaranty Sale") and received a special one-time dividend in the form of notes. As a result of the Guaranty Sale, Guaranty National became a publicly-held company with its stock listed on the New York Stock Exchange. In February 1994 Guaranty National's Board of Directors approved a stock repurchase program. The Company has agreed to sell, and Guaranty National to buy, a portion of Guaranty National's common stock to the extent necessary for the Company to maintain its ownership interest in Guaranty National at approximately its present level of slightly under 50%.

     In conjunction with the Guaranty Sale, Guaranty National and its subsidiaries entered into a series of agreements to formalize their continuing business relationships with Orion and the Company's insurance subsidiaries. Among the more significant of these agreements is a shareholders agreement pursuant to which the Company has the right to designate three members of Guaranty National's board, including the Chairman of the Board, for so long as the Company beneficially owns 30% or more of Guaranty National. Under this agreement, the Company also has a right until 1997 to require Guaranty National to register under the Securities Act of 1933 all or part of the 6,143,414 shares of common stock it continues to hold. In addition, the Company's insurance subsidiaries and the Guaranty National Companies also entered into certain reinsurance agreements and a trade name agreement. Orion and Guaranty National have signed an investment management agreement pursuant to which the Guaranty National Companies' investment portfolio (except for a portion of the equity securities portfolio which is managed by an unaffiliated portfolio manager) is managed by Orion's investment managers (under the direction and supervision of Guaranty National) for a fee of $550,000 per year for 1993 and 1994. After September 30, 1994, the investment management agreement continues for annual periods, unless terminated by either party upon 90 days prior written notice.

                         INSURANCE INDUSTRY CHARACTERISTICS

Loss Reserves
- -------------

     The Company establishes reserve liabilities for reported losses, incurred but not reported ("IBNR") losses, and claim settlement and administration expenses. Reserves for reported losses and loss adjustment expenses are estimates of the ultimate costs of claims incurred but not settled. IBNR loss reserves are estimates for both unreported claims and additional development of previously reported claims. Such reserves are primarily based on the circumstances surrounding each claim, the Company's historical experience with losses arising from claims not yet reported, the particular experience associated with the line of business and type of risk involved, and changes in costs. Changes in costs relate to costs for property, repairs to property, medical care, litigation and other legal costs, and vocational rehabilitation. The Company regularly monitors the factors affecting its reserves to better control claim costs, which also provides a base of information to reevaluate reserve estimates with regard to the amount and timing of claim reporting.
The reserve estimation process is regularly reviewed and adjusted to consider all pertinent information as it becomes available as to the ultimate net cost of losses and claims incurred. Such reevaluation is a normal, recurring activity that is inherent in the process of loss reserves estimation. Management revises its reserve estimates as appropriate and believes that the loss and loss adjustment expense reserves of the Company's insurance subsidiaries make reasonable and sufficient provision for the ultimate net cost of all losses and claims incurred. However, no assurances can be given that reserve development will not occur in the future.

Accident Year Loss and Loss Adjustment Expense Analysis
- -------------------------------------------------------

     Accident year is a period of exposure that is used to accumulate loss and loss adjustment experience by the year in which an incident giving rise to a claim occurs. Accident year information is used for loss reserving and in establishing premium rates. Accident year loss experience is updated in subsequent calendar years until all losses and loss adjustment expenses related to that given accident year have been settled. Accident year loss ratio relates losses associated with incidents giving rise to claims occurring within a given calendar year to premiums earned during the same calendar year. Presented below is a loss reserve development table for the five years ended December 31, 1993 prepared in accident year format. In this accident year analysis, reserves related to insurance subsidiaries acquired in 1984 and 1988 are included from the dates of acquisition. Redundancies or deficiencies related to the reserves of these subsidiaries are included in years subsequent to their acquisition.

     For each accident year, the following table presents premiums earned, and the provision for loss and loss adjustment expenses as a percentage of premiums earned (the "loss ratios") as established in the initial accident year and cumulative as of December 31, 1993.

                                            Loss and Loss Adjustment
Accident            Premiums                  Expense Development
                                         -------------------------------
  Year               Earned              Initial              Cumulative
- --------            --------             -------              ----------
                 (000s omitted)
1989                $718,554              67.5%                 69.0%
1990                 687,976              67.4                  69.5
1991                 701,386              67.7                  67.4
1992                 560,205              71.0                  71.7
1993                 617,404              70.4                     -
     The table set forth below indicates premiums earned, the loss ratio, the ratio of policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio"), the ratio of policyholders' dividends to premiums earned (the "policyholders' dividend ratio") and the total of the ratios (the "combined ratio") at December 31, 1993.

Accident   Premiums      Loss        Expense     Policyholders'    Combined
  Year      Earned       Ratio        Ratio      Dividend Ratio     Ratio
- --------   --------      -----       -------     --------------    --------
        (000s omitted)
1989       $718,554       69.0%        28.1%            2.5%         99.6%
1990        687,976       69.5         28.7             2.9         101.1
1991        701,386       67.4         30.2             2.4         100.0
1992        560,205       71.7         27.3             2.4         101.4
1993        617,404       70.4         26.8             2.0          99.2
Calendar Year Loss Reserve Analysis
- -----------------------------------

     An analysis of the Company's calendar year loss and loss adjustment expense reserves (net of reinsurance and excluding Guaranty National Companies for all years) is presented below:

                                              Year Ended December 31,
                                       ------------------------------------
                                         1993          1992          1991
                                       --------      --------      --------
                                                     (000s omitted)
Beginning of year ..................   $746,298      $668,467      $595,455
                                       --------      --------      --------
Provision:
  Current year .....................    434,840       397,551       360,223
  Prior years ......................     24,292        26,481        61,645
                                       --------      --------      --------
                                        459,132       424,032       421,868
                                       --------      --------      --------
Payments:
  Current year .....................    125,042       105,883        87,392
  Prior years ......................    249,583       240,318       261,464
                                       --------      --------      --------
                                        374,625       346,201       348,856
                                       --------      --------      --------
End of year ........................   $830,805      $746,298      $668,467
                                       ========      ========      ========

                                       -16-

     Cumulative reserve development for the Company's wholly-owned insurance subsidiaries (excluding Guaranty National Companies for all years) as of December 31, 1993 for the calendar years 1983 through 1993 is shown in the table that follows:

Year Ended December 31,      1983     1984     1985     1986     1987     1988     1989     1990      1991      1992      1993
- -----------------------      ----     ----     ----     ----     ----     ----     ----     ----      ----      ----      ----
                                                                        (000s omitted)
Net liability for unpaid
  loss and loss adjustment
  expenses ............... $276,831 $284,480 $294,427 $359,623 $401,677 $520,304 $602,519 $595,455 $668,467 $  746,298 $  830,805

Paid (cumulative) as of:
  One year later .........  135,148  197,895  226,776  211,102  178,100  236,657  281,224  261,464  240,318    249,583          -
  Two years later.........  220,681  317,705  364,206  320,000  318,883  403,147  438,250  408,624  378,524          -          -
  Three years later ......  272,506  396,482  436,665  409,019  414,616  488,397  526,235  493,218        -          -          -
  Four years later .......  312,994  424,881  493,399  468,971  457,182  544,449  581,880        -        -          -          -
  Five years later .......  326,822  467,781  534,321  494,838  490,973  582,527        -        -        -          -          -
  Six years later ........  359,498  494,273  550,743  518,397  515,478        -        -        -        -          -          -
  Seven years later ......  375,687  514,382  571,652  537,567        -        -        -        -        -          -          -
  Eight years later ......  394,141  531,036  588,050        -        -        -        -        -        -          -          -
  Nine years later .......  407,506  547,286        -        -        -        -        -        -        -          -          -
  Ten years later ........  422,812        -        -        -        -        -        -        -        -          -          -

Net liability reestimated
  as of:
  One year later .........  275,716  354,216  416,208  434,056  469,137  573,632  647,585  657,100  694,948    770,590          -
  Two years later ........  313,134  432,944  478,093  486,631  504,814  624,337  695,154  685,692  714,953          -          -
  Three years later ......  350,698  471,155  527,200  517,476  548,883  658,024  722,626  705,516        -          -          -
  Four years later .......  361,138  500,835  574,073  557,124  568,114  687,818  741,789        -        -          -          -
  Five years later .......  379,156  533,435  605,513  577,977  597,103  705,475        -        -        -          -          -
  Six years later ........  411,583  555,123  623,291  604,056  610,086        -        -        -        -          -          -
  Seven years later ......  425,702  575,438  645,114  611,108        -        -        -        -        -          -          -
  Eight years later ......  445,550  590,215  652,011        -        -        -        -        -        -          -          -
  Nine years later .......  457,758  602,085        -        -        -        -        -        -        -          -          -
  Ten years later ........  468,737        -        -        -        -        -        -        -        -          -          -

Net deficiency ........... (191,906)(317,605)(357,584)(251,485)(208,409)(185,171)(139,270)(110,061) (46,486)   (24,292)         -









Gross liability ..........                                                                                  $1,081,396 $1,140,403
Reinsurance recoverable ..                                                                                     335,098    309,598
                                                                                                            ---------- ----------
Net liability ............                                                                                  $  746,298 $  830,805
                                                                                                            ========== ==========
Gross re-estimated
  liability ..............                                                                                  $1,085,578
Re-estimated recoverable..                                                                                     314,988
                                                                                                            ----------
Net re-estimated liability                                                                                  $  770,590
                                                                                                            ==========
Gross deficiency .........                                                                                  $   (4,182)
                                                                                                            ==========
                                                                    -17-

      The preceding loss reserve development table indicates the aggregate year-end liability for loss and loss adjustment expenses net of reinsurance, the cumulative amounts paid attributable to those reserves through December 31, 1993, the re-estimate of the aggregate liability as of December 31 of each subsequent year and the cumulative development of prior years' reserves. Information is also provided on a gross basis for 1992 and 1993. Consistent with industry practice, certain claims for long-term disability workers compensation benefits are carried at discounted values. At December 31, 1993 and 1992, approximately $73,215,000 and $68,882,000, respectively, of long-term disability workers compensation loss reserves are included in the consolidated financial statements at net present value using a statutory interest rate of 3.5%.

     The Company's IBNR loss and loss adjustment expense reserves and other reserves for losses and loss adjustment expenses for which claim files have not been established, net of reinsurance and exclusive of Guaranty National Companies, were $336,446,000, $298,653,000 and $271,959,000 as of December 31,
1993, 1992 and 1991, respectively.

     The following table presents the differences between loss and loss adjustment expense reserves reported in the consolidated financial statements in accordance with generally accepted accounting principles ("GAAP"), and those reported in the consolidated annual statement filed with state insurance departments in accordance with statutory accounting practices ("SAP"):

                                                     December 31,
                                                ----------------------
                                                    1993        1992
                                                    ----        ----
                                                    (000s omitted)
Liability on SAP basis ......................   $  850,418  $  754,452
  Estimated salvage and subrogation
    recoveries recorded on a cash basis for
    SAP and on an accrual basis for GAAP ....      (15,164)    (14,019)
  GAAP Reinsurance payable included in SAP
    liability in 1993 .......................      (11,244)          -
  Foreign subsidiary reserves ...............        6,795       5,865
                                                ----------  ----------
Liability on GAAP basis, net of reinsurance..      830,805     746,298
Reinsurance on GAAP reserves ................      309,598     335,098
                                                ----------  ----------
Liability on GAAP basis .....................   $1,140,403  $1,081,396
                                                ==========  ==========

     During 1993, the Company strengthened loss reserves and experienced development for prior years' business based upon the Company's ongoing actuarial analysis utilizing the most current information available. The 1993 provision for prior accident year losses by major line of business is as follows:

                                            (000s omitted)
Reinsurance, pools and associations .......     $ 7,719
Other liability ...........................       5,364
Automobile liability ......................       5,314
Surety ....................................       3,017
Commercial multiple peril .................       1,869
Other......................................       1,009
                                                -------
                                                $24,292
                                                =======

     Adverse development relating to reinsurance, pools and associations includes the Company's assumed reinsurance business, in which loss and loss adjustment expense experience is indicative of the ceding companies' experience. The Company's voluntary participation in various pools and associations business is generally recorded as the information is reported to the Company. Adverse development relating to other liability includes the Company's professional liability program for architects and engineers and losses from the Company's discontinued general liability line of business.
The development from automobile liability relates to the Company's truck and Florida non-standard automobile programs where reported losses in 1993 developed greater than anticipated. Losses in the surety line of business principally relates to a program that was discontinued in 1993. The majority of the adverse development for the other lines of business relate to strengthening reserves based on historical loss development patterns. In prior years, the commercial multiple peril line was responsible for a greater amount of the adverse development. Starting in 1983, the Company expanded its commercial multiple peril business and then withdrew from that line of business in 1988 due to greater than expected losses. In 1993, the commercial multiple peril line had significantly less development due to stronger reserving. The significantly decreased level of adverse development during 1992 and 1993 is consistent with the Company's expectations.

     Loss reserve estimates are based on forecasts of the ultimate settlement of claims and are subject to uncertainty with respect to future events. Loss reserve amounts are based on management's informed estimates and judgments, using data currently available. Reserve amounts and the underlying actuarial factors and assumptions are regularly analyzed and adjusted to reflect new information. The Company has experienced substantial development of losses from prior accident years, particularly accident years 1984 and 1985 which were the worst years in recent history for the Company and for the property/casualty insurance industry in general. The Company's adverse development primarily resulted from the terminated lines of business, pools and other programs, higher than anticipated inflationary pressures, unforeseen judicial decisions (including interpretations of policy coverages beyond what was originally anticipated) and other external factors exposing the Company to risks not known when the insurance policies were priced and issued.

     To reduce loss development, the Company realigned certain management responsibilities in its Regional Operations segment over the past several years, thereby streamlining operations. Key management positions were added in that segment to further strengthen loss control and prevention, and to focus more attention towards back-to-work programs for injured workers. These
                                    -19-
factors tend to reduce loss costs and adverse development. For the design professionals liability line of business, the Company has increasingly used alternative dispute resolution techniques which includes the extensive use of mediation procedures to settle claims. These procedures often result in reduced litigation and other claim related expenses. The commercial multiple peril business that is being run off has a specifically designated group of claim personnel assigned who have been aggressively settling claims, resulting in an acceleration of payment patterns in more recent years.

     Estimates for IBNR claim reserves are based on actuarial analysis of historical loss experience and current trends. Although the reserve is deemed adequate to cover all probable claims, there is a reasonable possibility that the adverse development from prior accident years could continue into the future. Variability in claim emergence and settlement patterns, and other trends in loss experience, can result in future development patterns different than expected. The Company believes that the adverse development experienced in recent years relates to the timing of recurring claims activities that are inherent to the estimation of property/casualty reserves. Future variability cannot be accurately factored into the reserve estimations. In recent years, to limit future adverse loss development, the Company has reserved at higher initial levels as can be seen in the table on page 16, where initial accident year reserving percentages for the applicable calendar years have increased from 67.5%, 67.4% and 67.7% in 1989, 1990 and 1991, respectively, to 71.0% in 1992 and 70.4% in 1993.

     Management believes that the reserve strengthening and the higher level of initial reserving, together with increased stabilization in the Company's business, are expected to limit adverse loss development in the future.

     The Company analyzes loss reserves for its major lines of business on a regular basis. Several methods are used, including paid and incurred loss development, and incurred claim counts and average claim costs. These methods are subject to variability in reserve estimation for various reasons, including improved claims department operating procedures and accelerated claims settlement due to the use of alternate dispute resolution and expedited resolution of civil suits in litigation. Additionally, other factors that are analyzed and are considered in the determination of loss reserves include (i) claim emergence and settlement patterns and changes in these patterns from year to year,(ii) trends in the frequency and severity of paid and incurred losses, (iii) changes in policy limits and changes in reinsurance coverages,
(iv) changes in the mix and classes of business, and (v) changes in claims handling procedures as determined by discussions with claims and operating staff and through claim audits.

     Current operations are greater focused on underwriting selection where the Company has specialized knowledge and can provide enhanced service to its customers. This concentration, and the specialized knowledge and growing experience in its selected lines of business arising from such concentration, have enabled the Company to implement improvements in its claims administration and underwriting procedures which have enhanced the Company's ability to analyze data and project reserve trends.

Investments
- ------------

          The Company derives a significant part of its income from its investments. Investments of the Company's insurance subsidiaries are made in compliance with applicable insurance laws and regulations of the respective states in which such companies are domiciled and other jurisdictions in which they conduct business. Neither Orion nor any of its non-insurance subsidiaries is constrained by investment restrictions set forth in state insurance laws.

          The Company maintains a diversified portfolio representing a broad spectrum of industries and types of securities. The Company has no significant investments in real estate, although it does own the DPIC Companies' home office building and has invested in several real estate limited partnerships valued at $11,891,000. Investments are managed to achieve superior total return, while maintaining a proper balance of safety, liquidity, maturity and marketability. Investments are made based on long-term economic value rather than short-term market conditions. Except for investments in Guaranty National and securities of the United States Government and its agencies, the Company did not have any other investments in any one issuer that exceeded $20,000,000.

          During 1993 and 1992 the Company has continued in the process of changing the composition of its investment portfolio toward more tax-advantaged securities. Historically, as a result of the Company's net operating tax loss carryforwards ("NOLs"), the Company invested primarily in fully taxable securities, since the income of such securities could be offset by the NOLs. Such fully taxable securities, in general, pay a higher pre-tax rate of return than tax advantaged securities. With the change in the Company's tax position, resulting from the full utilization of all of its NOLs for federal income tax purposes, and with the increased liquidity from the sale of Guaranty National shares, management began in 1991 a shift in the composition of the Company's investment portfolio toward the purchase of a greater percentage of tax-advantaged securities.

          The following table shows the composition of the investment portfolio of the Company as of December 31, 1993 and 1992, and the quality ratings for the Company's fixed maturity investments. The investments shown below are listed at their cost, market value and financial statement values (carrying or book values). Fixed maturity investments that the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies, or liquidity needs are recorded at market value, and changes in unrealized appreciation are reflected in stockholders' equity. Equity securities are stated at market value. Both the fixed maturities and equity investments consist primarily of readily marketable securities.

December 31, 1993          Cost            Market Value       Carrying Value
- -----------------   ------------------  ------------------  ------------------
                             (000s omitted - except for percentages)
Fixed Maturities:
  AAA ............. $  408,254   32.4%  $  427,448   31.9%  $  417,147   31.5%
  AA ..............    191,858   15.2      207,461   15.5      202,614   15.3
  A ...............    101,172    8.0      105,456    7.9      103,772    7.9
  BBB .............    107,958    8.6      112,814    8.4      111,552    8.4
  BB ..............     31,728    2.5       31,972    2.4       32,319    2.4
  B and Below .....     20,371    1.6       22,118    1.6       22,118    1.7
  Not Rated .......     40,777    3.3       43,216    3.2       43,216    3.3
                    ----------  -----   ----------  -----   ----------  -----
    Sub-total .....    902,118   71.6      950,485   70.9      932,738   70.5

Equity Securities..    210,311   16.7      242,643   18.1      242,643   18.4
Other Long Term
  Investments .....     50,682    4.0       50,682    3.8       50,682    3.8
Short Term
  Investments .....     96,473    7.7       96,473    7.2       96,473    7.3
                    ----------  -----   ----------  -----   ----------  -----
                    $1,259,584  100.0%  $1,340,283  100.0%  $1,322,536  100.0%
                    ==========  =====   ==========  =====   ==========  =====

December 31, 1992
- -----------------
Fixed Maturities:
  AAA ............. $  363,894   32.0%  $  379,283   32.1%  $  362,851   31.4%
  AA ..............    178,177   15.6      183,556   15.5      178,289   15.4
  A ...............     97,679    8.6      102,223    8.6       99,874    8.6
  BBB .............     96,670    8.5       98,223    8.3       96,856    8.4
  BB ..............     28,474    2.5       28,127    2.4       28,341    2.4
  B and Below .....     26,156    2.3       26,684    2.3       26,328    2.3
  Not Rated .......     34,487    3.0       34,252    2.9       34,487    3.0
                    ----------  -----   ----------  -----   ----------  -----
    Sub-total .....    825,537   72.5      852,348   72.1      827,026   71.5
Equity Securities..    169,836   14.9      185,700   15.7      185,700   16.1
Other Long Term
  Investments .....     36,419    3.2       36,419    3.1       36,419    3.1
Short Term
  Investments .....    107,470    9.4      107,470    9.1      107,470    9.3
                    ----------  -----   ----------  -----   ----------  -----
                    $1,139,262  100.0%  $1,181,937  100.0%  $1,156,615  100.0%
                    ==========  =====   ==========  =====   ==========  =====
                               Year Ended December 31,
                               -----------------------
                                  1993         1992
                                  ----         ----
Pre-tax investment
  yield on average
  investments .....               7.4%         7.4%
                                  ===          ===
                                     -22-

          Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes the "available-for-sale" category of investment securities and requires such securities to be recorded at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. As a result of the adoption of this standard, the Company increased its investments recorded at market value on December 31, 1993 by $452,102,000, and its unrealized appreciation on investments, a component of stockholders' equity, by $20,720,000, net of deferred income taxes.

          The Company strives to enhance the average return of its portfolio by investing a small percentage of it in a diversified group of non-investment grade fixed maturity securities, or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are typically unsecured, often subordinated to other debts of the issuer and are often issued by highly leveraged companies. In the non-investment grade segment of the investment portfolio, the Company maintains a high degree of diversity, with an average investment per issuer of approximately $1,935,000 at December 31, 1993. Only four high yield investments, aggregating $23,422,000, were in excess of $5,000,000 as of December 31, 1993.

          The Company closely monitors the financial stability of issuers of securities that it owns. When conditions are deemed appropriate, the Company ceases to accrete discount, or accrue interest and dividends. In cases where the value of investments are deemed to be other than temporarily impaired, the Company recognizes losses. During 1993, provisions for such losses were $6,310,000 for equity securities and $2,147,000 for fixed maturity investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Investment Income and Realized Investment Gains."

Reinsurance
- ------------

          In the ordinary course of business, the Company's insurance subsidiaries enter into reinsurance contracts with other insurers which serve to limit such insurer's maximum loss from catastrophes, large risks or unusually hazardous risks. Ceding reinsurance reduces an insurer's operating leverage ratio.

          A large portion of the Company's reinsurance protection is provided by reinsurance contracts known as treaties. In other instances, reinsurance is obtained by negotiation for individual risks, or facultative reinsurance. The Company's insurance subsidiaries have certain excess-of-loss and catastrophe treaties with unaffiliated insurers or reinsurers which provide protection against a specified part or all of certain types of losses over stipulated dollar amounts arising from one or more occurrences. The amount of each risk retained by an insurer is subject to maximum limits which vary by line of business and type of coverage. Retention limits are periodically revised as the capacity of the Company's insurance subsidiaries to retain risk varies and as reinsurance prices change. The Company is very selective as to its reinsurers, placing reinsurance with only those reinsurers considered to be in sound financial condition and having satisfactory underwriting ability. Many of the Company's reinsurance agreements are subject to annual renewal as to coverage, limits and price. The Company continually monitors the financial strength of its reinsurers. The Company's insurance subsidiaries, to their knowledge, have no material exposure to potential unrecognized losses due to reinsurers that are in known financial difficulties.

          The Company's insurance subsidiaries have reinsurance protection for workers compensation losses in excess of $1,500,000 up to $100,000,000. DPIC Companies have reinsurance for a portion of losses from architect and engineer liability in excess of $250,000 up to $5,000,000, the maximum policy limit written by the DPIC Companies. In 1990 certain of the Company's insurance subsidiaries entered into an aggregate excess-of-loss reinsurance contract for workers compensation and architect and engineer professional liability lines of business which provides excess coverage and limits future loss development. That reinsurance protection provides various layers of coverage up to a maximum aggregate limit of liability of $48,000,000. Certain commercial auto and general liability policies are reinsured by a 35% quota share with excess of loss protection from $500,000 to $1,000,000. The Company's reinsurance subsidiary maintains various reinsurance arrangements for its facultative and treaty exposures, including catastrophe protection above the $1,000,000 level. In addition to the foregoing, the Company's insurance subsidiaries also maintain other reinsurance arrangements in support of their specific business needs. In 1993 and 1992, the Company's insurance subsidiaries net premiums written to year-end statutory surplus were at the conservative levels of 1.4:1 and 1.5:1, respectively.

Government Regulation
- ----------------------

          The Company's insurance subsidiaries are subject to regulation primarily by the insurance departments of the states of their incorporation, Connecticut and California. All insurance companies must file annual statements and other reports with state regulatory agencies and are subject to regular and special examinations by those agencies. A regular periodic examination of the Company's California and Connecticut pooled insurance subsidiaries, covering their operations and statutory financial statements through December 31, 1991, was satisfactorily completed in 1993 by the Insurance Departments of California and Connecticut.

          Each of the Company's insurance subsidiaries is also subject to regulation by other jurisdictions in which it sells insurance, including certain Canadian provinces. States regulate the insurance business through supervisory agencies which have broad administrative powers, including powers relating to, among other things, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; restrictions on the amount of risk which may be insured under a single policy; the approval of premium rates; the form and content of the insurance policy and sales literature; the form and content of financial statements; reserve requirements; and the nature of and limitations on permitted investments. In general, such regulation is for the protection of policyholders rather than shareholders.

          In some instances, particularly in connection with workers compensation insurance, various states routinely require deposits of assets for the protection of policyholders and their employee claimants in those states. As of December 31, 1993 and 1992, securities representing approximately 21% and 29%, respectively, of the book value of the Company's investment portfolio were on deposit with various state treasurers or custodians. Such deposits consist of securities of types which comply with the standards that each state has established.

          The Company is also subject to state laws regulating insurance holding company systems. Most states have enacted legislation and adopted administrative regulations affecting insurance holding companies and the acquisition of control of insur-ance companies, as well as transactions between insurance companies and their affiliates. The nature and extent of such legislation and regulations currently in effect vary from state to state. However, most states currently require administrative approval of the acquisition of 10% or more of the outstanding shares of an insurance company incorporated in the state or the acquisition of 10% or more of an insurance holding company whose insurance subsidiary is incorporated in the state. The acquisition of 10% of such shares (which would include securities convertible into voting securities) is deemed to be the acquisition of "control" for the purpose of most holding company statutes and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition but also administrative approval prior to the acquisition. Material transactions between insurance companies and affiliated members of the holding company system are generally required to be "fair and reasonable" and in some cases are subject to administrative approval.

          All state jurisdictions in which the Company is authorized to transact business require participation in guaranty funds. Insurers authorized to transact business in those jurisdictions can be assessed by a state guaranty fund a percentage (usually from 1% to 2%) of direct premiums written in that jurisdiction each year to pay claims on behalf of insolvent insurers. The likelihood and amount of any future assessment cannot be estimated until after an insolvency has occurred. For the years ended December 31, 1993 and 1992 the Company's insurance subsidiaries were assessed approximately $407,000 and $54,000, respectively (net of estimated future recoveries) as a result of known insolvencies. Insurance companies are required by certain states in which they do business to participate in automobile insurance plans and workers compensation plans. These plans provide insurance on risks which are not written in the voluntary market. Participation in these plans has usually been unprofitable for the Company.

          A number of state legislatures and the United States Congress have for years been considering, or have now enacted, some type of legislative proposals which alter the rules for tort claims and increase the states' authority to regulate insurance companies. These initiatives have expanded, in some instances, the states' regulation over rates (See "Rates" below) and also have increased data reporting requirements. In recent years the state insurance regulatory framework has come under federal scrutiny, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners ("NAIC") and state regulators are re-examining existing laws and regulations and issues relating to the solvency of insurers. The NAIC has decided to adopt risk based capital ("RBC") requirements for property and casualty insurers to test the solvency of an insurer to write specific lines of insurance. Applying the current RBC requirements to the Company's insurance operations at December 31, 1993 reveal that the capital of each of its insurance subsidiaries exceeds the RBC requirements.

          Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. There are various current and proposed federal measures which may significantly affect the Company's insurance business, including, among other proposals, the revocation of the antitrust exemption provided by the McCarran-Ferguson Act. The Clinton administration's proposed reforms of the nation's health care system also might negatively affect the Company's workers compensation and automobile liability businesses. The economic and competitive effects of any proposals upon the Company would depend upon the final form such legislation might take. The Company is unable to predict what regulatory proposals may be adopted in the future, or the effect any such proposals might have on the Company's business if adopted.

Limitations on Payments from Insurance Subsidiaries
- ----------------------------------------------------

          The principal sources of cash available to Orion are dividends and tax payments from its subsidiaries. The payment of dividends to Orion by its insurance subsidiaries is subject to state regulation. No state restricts dividend payments by Orion to its stockholders.

          The ability of the Company's insurance subsidiaries to declare dividends is governed primarily by the insurance laws of each subsidiary's state of incorporation. Generally, such laws currently provide that, unless prior approval is obtained, dividends of a property and casualty insurance company in any consecutive 12-month period shall not exceed the greater of its net income for the preceding calendar year or 10% of its policyholders' surplus as of the preceding December 31, determined on a statutory accounting basis. Dividends and distributions by the Company's insurance subsidiaries are also subject to a requirement that statutory policyholders' surplus be reasonable in relation to outstanding liabilities and adequate to meet the companies' financial needs following the declaration of any dividends or distributions. State insurance regulators have, however, broad discretionary authority with respect to approving the payment of dividends by insurance companies. As part of the process of accreditation by the NAIC, state insurance regulators have been recommending the adoption of new state statutory standards for the payment of dividends by insurance companies without prior approval. Some states have implemented more restrictive dividend standards. Under current regulations, the maximum dividends permitted at December 31, 1993 for the ensuing twelve months, without prior approval, aggregated $37,373,000. Since it is difficult to predict future levels of statutory policyholders' surplus or earnings, the amount of dividends that could be paid in the future without prior approval cannot be determined at this time.

          All business written and expenses incurred by most of the Company's insurance subsidiaries are combined, and allocated back to each insurance company in accordance with a reinsurance pooling agreement among them. Effective December 31, 1992, the Company changed the pooling percentages among its insurance subsidiaries to 85% and 15% between the Connecticut and California insurance companies, respectively. Previously, the pooling
percentages had been 50% for each group of companies.   As a result of the
change in pooling, on January 4, 1993 a directly owned California-domiciled subsidiary paid Orion an extraordinary dividend totalling $65,470,000, after receiving approval from the California Department. The proceeds from this dividend were simultaneously contributed by Orion to a directly owned Connecticut-domiciled subsidiary.

Rates
- -----

          All of the Company's insurance subsidiaries are subject to regulation as to rates, availability and cancellation of insurance. Most states have insurance laws requiring that rate schedules and other information be filed with or made available to the state's regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may, in most states, disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard assumed and size of risk. Subject to regulatory requirements, the Company's management determines the prices charged for its policies based on a variety of factors including recent historical claims experience, inflation, competition, tax law and rate changes and anticipated changes in the legal environment, both judicial and legislative. Subject to the possible adoption of legislation which would require rate rollbacks in the Company's major lines of business, the Company's management believes that its rate outlook for its principal lines of business will remain stable during 1994.

          Some states have adopted open rating systems for workers compensation which permit insurers to set premium rates independently without the prior approval of the insurance commissioners. A number of other states permit insurers to deviate from standard rates for workers compensation insurance after receiving prior approval. In insuring professional liability risks the DPIC Companies are generally not limited to the standard rates of a rating organization, but set their own rates because of the unique nature of the risk being underwritten.

          In November 1988, California voters passed an initiative known as Proposition 103 (the "California Proposition") which amended the California Insurance Code to provide, among other things, that rates for automobile and many other insurance policies issued or renewed on or after November 8, 1988, be rolled back to the levels of November 8, 1987 and then reduced by 20%.

Workers compensation insurance and reinsurance are excluded from the California Proposition's rate rollback provisions.

           On January 8, 1991, the California Insurance Department issued rate regulation proposals regarding the California Proposition. On October 16, 1991, the California Insurance Commissioner issued notices of premium refunds to 14 insurers. In February 1993, the California State Court invalidated the regulations with respect to one insurance company that received notice of a premium refund. The decision is currently on appeal to the California Supreme
Court.   None of the Company's insurance subsidiaries were among the companies that received the refund notices.

          Although it is not possible to predict with any degree of certainty the ultimate outcome of such regulations or their impact on the Company's rates charged since November 8, 1988, management currently believes the effect
of the regulations will not be material to the Company.   Based on the
foregoing and management's belief that the rates filed by the Company comply with applicable California law, no provision has been made in the Company's consolidated financial statements for denial or partial denial of the Company's rollback exemption applications or the partial or total disapproval of the Company's rates filed since November 8, 1989.

          In recent years, certain social, economic and political issues have led to an increased number of legislative and regulatory proposals and judicial decisions aimed at addressing the cost, benefits and availability of certain types of insurance. Initiatives attempting to freeze or roll back premium rates, similar to the California Proposition have been introduced in other states, as well as proposals to redefine or expand risk exposure, such as by increasing the amount and types of workers compensation benefits and by the expansion of the liability for employee illness caused by cumulative trauma, stress or previously unknown causes. While most of the new legislative proposals have failed to date to become law, the Company believes that these initiatives will continue. It is impossible to predict whether any such proposals will be adopted. However, depending on the circumstances, the Company may be able to mitigate the longer term effects on profitability through discontinuance of the affected business and redeployment into more attractive markets.

Competition
- ------------

          The insurance industry is highly competitive. Of the nearly 3,900 property and casualty insurance companies in the United States, about 900 companies write most of the business but no single company or group has more than 10% of the market. The Company's insurance subsidiaries are in competition with numerous stock and mutual property and casualty insurance companies, as well as state run workers compensation insurance funds, many of which are substantially larger and have significantly greater resources than the Company. Competition may take the form of lower premiums, specialized products, more complete and complex product lines, greater pricing flexibility, superior service, different marketing methods or higher policyholder dividend rates. Superior service and marketing methods are of particular importance in workers compensation. Competition might also come from service organizations which administer self-insured programs.

          The Company's insurance subsidiaries sell their insurance principally through independent agents, brokers and general agencies, who typically also represent one or more competing insurance companies. They are paid commissions based on premiums collected from insureds. Commission rates vary according to the type and amount of insurance sold. Some competitors in certain lines obtain their business at a lower direct cost through the use of salaried personnel rather than independent agents and brokers.

Rating
- ------

          A.M. Best Company raised the Company's rating in September, 1993 to an "A (Excellent)" from a "A- (Excellent)." In general, A.M. Best Company's ratings are based on an analysis of the financial condition and operation of an insurance company as they relate to the industry. These ratings are not primarily designed for investors and do not constitute recommendations to buy, sell or hold any security. A.M. Best Company has upgraded the ratings of the Company three times in the last four years.

                       MISCELLANEOUS OPERATIONS

          The Company's fourth business segment consists primarily of the miscellaneous income and expense (principally interest and general and administrative expenses) of Orion itself. For financial reporting purposes, the Company applies federal income taxes and benefits, as if fully utilizable, to its segments. Any consolidating elimination entries are accounted for in this fourth segment.

          In late 1984 the Company purchased 26.3% of the common stock of Sentry Savings and Loan Association ("Sentry"), located in Stamford, Connecticut. Sentry operated as an independent entity and a pro rata share of any profit or loss was reflected in the Company's consolidated financial statements, based on the Company's equity interest in Sentry. On November 22, 1993, after obtaining all necessary state and federal regulatory approvals, Sentry's assets were acquired by the Frank and Joanne Warren Connecticut Stock Revocable Trust (the "Trust"). As a result of consummation of the sale of the assets of Sentry to the Trust, the Company is no longer a unitary savings and loan holding company under federal law and has been released from all obligations and restrictions under those laws.

ITEM 2. PROPERTIES

          The Company's executive office is located at 30 Rockefeller Plaza, New York, New York and the home office of the insurance operations of the Company is located in Farmington, Connecticut. These office facilities consist of approximately 150,000 square feet, in the aggregate, and are leased at a total annual rental of $4,650,000.

          The DPIC Companies owns its office building in Monterey, California. The DPIC Companies occupy 39,900 square feet of the building and lease to others the remaining 12,200 square feet. The DPIC Companies purchased the building on January 26, 1990 for aproximately $11,950,000. In November 1990 the DPIC Companies mortgaged the leasehold interest in its office building to other subsidiaries of the Company and to Guaranty National Insurance Company for an aggregate of $9,000,000.

          The other insurance operations of the Company are conducted from leased premises in or adjacent to major urban centers throughout the United States and in Canada. These operations, in the aggregate, occupy approximately 303,000 square feet, excluding the home office building in Connecticut, at an annual rental of approximately $4,483,000.

          The Company believes that its current facilities are suitable and adequate for its present use and its presently anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

          The Company is routinely engaged in litigation incidental to its businesses; however, in the judgment of the Company's management, there are no significant legal proceedings pending against Orion or its wholly-owned subsidiaries which, net of reserves established therefor and giving effect to reinsurance, are likely to result in judgments for amounts that are material to the financial condition of Orion and its consolidated subsidiaries, taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

INFORMATION CONCERNING EXECUTIVE OFFICERS OF THE COMPANY

          The following is a summary of certain information regarding the executive officers of Orion. All officers of Orion and its subsidiaries serve at the pleasure of their respective Boards of Directors.

          Alan R. Gruber, Chairman of the Board and Chief Executive Officer of Orion since March 1976; Chairman of Orion Capital Companies, Inc. ("OC Companies"), which provides management services to the Orion Capital Companies, since October 1982; age 66.

          Robert B. Sanborn, Vice Chairman of Orion since March 1, 1994, and a Director since May 1987; President and Chief Operating Officer of Orion from May 1987 to February 28, 1994; Chairman of the American Insurance Association, a property and casualty insurance company trade group, from January 1993 to January 1994; President of OC Companies from May 1987 to February 28, 1994; age 65.

          Larry D. Hollen, President and Chief Operating Officer of Orion since March 1, 1994; Executive Vice President and Assistant Chief Operating Officer of Orion from December 1, 1992 to February 28, 1994; Senior Vice President of Orion from March 1990 to December 1992; a director of Orion since March 20, 1992; Vice President of Orion from 1988 to March 1990; President of the EBI Companies from January 1990 to May 31, 1993; President of the Eastern Division of the EBI Companies from July 1988 to December 1989; age 48.

          Peter B. Hawes, Senior Vice President and a Director of Orion since March 1988; President of the DPIC Companies since 1982; Senior Vice President of OC Companies since March 1987; age 58.

          Daniel L. Barry, Vice President and Controller of Orion since October 1987; Senior Vice President of OC Companies since January 1989; Controller of OC Companies since October 1986; Treasurer of OC Companies from October 1987 to December 1990; age 43.

          Raymond W. Jacobsen, Vice President of Orion since March 1990; President of the EBI Companies since June 1, 1993; Executive Vice President of the EBI Companies from December 1989 to May 31, 1993; Regional Vice President of the EBI Companies from July 1988 to December 1989; age 41.

          Michael P. Maloney, Vice President, General Counsel and Secretary of Orion since August 1979; Senior Vice President of OC Companies since March 1987; age 49.

          William G. McGovern, Vice President and Chief Actuary of Orion since March 1990; Senior Vice President and Chief Actuary of OC Companies since October 1989; Manager in the Management Consulting Department of Peat Marwick Main & Co. from January 1988 to October 1989; age 41.

          Vincent T. Papa, Vice President and Treasurer of Orion since June 1985; Senior Vice President of OC Companies since March 1987 and Treasurer since December 1990; age 47.

          Raymond J. Schuyler, Vice President-Investments of Orion since June 1984; Senior Vice President of OC Companies since March 1986; age 58.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

          (a) Principal Market. The principal market on which Orion's Common Stock is traded is the New York Stock Exchange.

          (b)  Stock Price and Dividend Information

          The table below presents the high and low market prices and dividend information for Orion's Common Stock for 1993 and 1992, adjusted to reflect the effect of the 5-for-4 stock splits paid on both December 7, 1992 and November 15, 1993.

                                                       Cash
                                    Stock Prices       Dividends
                                    High     Low       Declared
                                    ----     ---       ---------

1993:

Quarter Ended December 31........ $36.30   $28.625      $.18
Quarter Ended September 30.......  37.50    30.30        .18
Quarter Ended June 30............  37.10    30.10        .16
Quarter Ended March 31...........  36.80    27.20        .16
                                                        ----
    Total........................                       $.68
                                                        =====


1992:

Quarter Ended December 31........  $28.70  $23.84       $.16
Quarter Ended September 30.......   25.76   21.92        .147
Quarter Ended June 30............   22.72   19.68        .147
Quarter Ended March 31...........   21.92   18.56        .147
                                                        -----
    Total........................                       $.601
                                                        =====

          Cash dividends have been paid on Orion's Common stock in every quarter since the fourth quarter of 1978, when dividends were first commenced.

          (c)  Approximate Number of Holders of Common Stock
          The number of holders of record of Orion's Common Stock as of March 11, 1994 was 2,000.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes information with respect to the operations and financial condition of Orion and its subsidiaries.  Common stock and per common share data have been restated to give effect to the 5-for-4 stock splits paid on both November 15, 1993 and
December 7, 1992.  All of the Company's $1.90 Preferred Stock, $2.125 Preferred Stock and
Adjustable Rate Preferred Stock were converted into common stock or redeemed during 1992 and
1993.  In November 1991, the Company sold 6,250,000 shares of Guaranty National Corporation in an initial public offering, reducing its level of ownership from 100% to approximately 49%.
Guaranty National's financial statements have been consolidated with those of the Company through November 20, 1991.  For the periods subsequent to November 20, 1991, the portion of
Guaranty National's results attributable to the Company's ownership is included on an equity accounting basis.  Information presented as of December 31, 1993, 1992 and 1991 excludes the accounts of Guaranty National.  Assets and policy liabilities for 1989 through 1992 have been restated to reflect the adoption of SFAS No. 113, which requires reinsurance recoverables to be reported as assets rather than offsetting liabilities.  The consolidated financial statements and related notes thereto are furnished under Item 8 of this report.
                                       1993        1992        1991        1990       1989
                                        ----        ----        ----        ----       ----
                                              (000s omitted-except for per share data)
For the year ended December 31:
  Total revenues ................. $  720,155  $  647,718  $  837,294  $  783,879 $  821,762
  Gain on sale of common stock
    of Guaranty National .........          -           -      33,931           -          -
  After-tax investment gains
    (losses) .....................      5,888       3,113      (1,804)     (7,368)       872
  Earnings before cumulative
    effect of change in accounting
    principles and extraordinary
    loss .........................     56,988      45,792      44,668      25,461     30,346
  Net earnings ...................     68,813      42,872      44,668      25,461     30,346
  Earnings per common share before
    cumulative effect of change in
    accounting principles and
    extraordinary loss ...........       3.88        3.62        3.75        1.79       2.22
  Net earnings per common
    share ........................       4.69        3.35        3.75        1.79       2.22
  Dividends declared -
    Adjustable rate preferred
      share ......................       1.10        4.16        4.37        4.44       4.50
    $1.90 preferred share ........          -        1.43        1.90        1.90       1.90
    $2.125 preferred share .......        .12       2.125       2.125       2.125      2.125
    Common share .................        .68         .60         .59         .58        .52
    Weighted average number of
    common shares and equivalents
    outstanding ..................     14,598      10,914       9,964      10,091     10,171

As of December 31:
  Total cash and investments ..... $1,328,969  $1,169,379  $1,087,454  $1,145,887 $1,112,278
  Total assets ...................  2,117,454   1,937,408   1,827,069   1,995,729  1,786,883
  Total policy liabilities .......  1,412,285   1,326,872   1,228,951   1,443,720  1,258,420
  Notes payable and debentures ...    160,372     129,863     142,311     175,290    174,979
  Adjustable rate preferred stock           -      18,705      19,125      19,505     22,500
  Stockholders' equity ...........    394,195     311,287     249,829     191,958    203,026
  Common shares outstanding ......     14,372      13,100       9,905       9,928     10,143
  Book value per common share .... $    27.43  $    21.48  $    19.00  $    13.07 $    13.88
                                               -34-

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business which is reported as three segments - Regional Operations, Reinsurance/Special Programs and Guaranty National Companies. Regional Operations markets workers compensation insurance through EBI Companies and Nation's Care, Inc. Reinsurance/Special Programs includes (i) DPIC Companies ("DPIC"), which markets the Company's professional liability insurance, (ii) Connecticut Specialty Insurance Group ("Connecticut Specialty"), which underwrites and sells specialty insurance programs, (iii) SecurityRe Companies ("SecurityRe"), which writes reinsurance and (iv) a 20.0% interest in Intercargo Corporation ("Intercargo") which underwrites insurance coverages for international trade. The third segment, Guaranty National Companies, specializes in writing nonstandard commercial and personal automobile insurance. The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment.

     During 1993 Orion completed the recapitalization and debt restructuring which it began in 1992. The Company issued $110,000,000 of 9 1/8% Senior Notes due September 1, 2002 (the "9 1/8% Senior Notes"), redeemed both its 13 1/2% Senior Subordinated Debentures and its 12 1/2% Subordinated Debentures with face values of $19,375,000 and $20,000,000, respectively, entered into a new bank loan agreement and called for the redemption of all of its preferred stock. Substantially all of the outstanding shares of the $1.90 Convertible Exchangeable Preferred Stock were converted into 2,554,594 shares of common stock. Shares of the $2.125 Convertible Exchangeable Preferred Stock were converted into 1,427,123 shares of common stock, and the Adjustable Rate Preferred Stock was redeemed for $18,520,000. As a result of the refinancing, the Company recorded a loss on the redemption of its Debentures prior to maturity of $2,920,000, net of a tax benefit of $60,000, as an extraordinary item in 1992. The Company's objectives in this refinancing were to reduce the amount of the Company's debt maturing in the next five years, lower the interest rate on its long-term debt and increase the earnings available to common stockholders by lowering the cost of capital.

RESULTS OF OPERATIONS

     Earnings (loss) by segment before federal income taxes, cumulative effect of the adoption of new accounting principles and extraordinary item are summarized as follows for the three years ended December 31, 1993:

                                              Year Ended December 31,
                                        -----------------------------------
                                           1993         1992         1991
                                           ----         ----         ----
                                                    (000s omitted)
Regional Operations ................... $ 34,025     $  4,227     $ (9,816)(1)
Reinsurance/Special Programs ..........   44,032       50,384       50,500 (1)
Guaranty National Corporation (2):
  Pre-tax earnings ....................        -            -       22,477
  Equity in net earnings of affiliate..    9,509        9,994        1,207
                                        --------     --------     --------
    Total .............................   87,566       64,605       64,368(1)
Other .................................  (15,061)     (17,891)     (18,299)
                                        --------     --------     --------
                                        $ 72,505     $ 46,714     $ 46,069(1)
                                        ========     ========     ========

     (1) Includes a gain of $33,931,000 ($14,692,000 for Regional Operations and $19,239,000 for Reinsurance/Special Programs) from the sale of the Guaranty National Corporation ("Guaranty National") shares and a cumulative loss provision of $25,000,000 ($12,100,000 for Regional Operations and $12,900,000 for Reinsurance/Special Programs), both discussed below.

     (2) Earnings for the periods subsequent to the sale of Guaranty National common stock are proportionate to the Company's share of Guaranty National's net earnings after federal income taxes. For the years ended December 31, 1993, 1992 and 1991, Guaranty National's pre-tax earnings amounted to $24,626,000, $27,332,000 and $24,784,000, respectively.

REVENUES

Premiums

     Net premiums written increased 12.0% ($68,156,000) in 1993 to $635,586,000. Net premiums written in 1992 were $567,430,000, which was a decrease of 22.7% ($166,635,000) from the 1991 net premiums written of $734,065,000. The decrease in 1992 results from the exclusion of net premiums written by the Guaranty National Companies, which amounted to $181,226,000 from January 1 to November 20, 1991. The results by segment are as follows:

  - Regional Operations' net premiums written decreased 1.7% ($4,468,000) to $265,082,000 in 1993 from $269,550,000 in 1992 and 1.2% ($3,208,000) in
     1992 from $272,758,000 in 1991. The reduction in premium volume for 1993, while operating results continue to improve, reflects this segment's emphasis on underwriting profitability rather than premium growth and the impact of legislative reforms in certain states which has led to lower premium rates. Such reforms have also had the effect of reducing loss expenses, generally leading to more profitable business. Premiums written in 1993 and 1992 were reduced in states where the business or regulatory environment has become less favorable and by the closure of offices during these years in certain areas, offset by growth in geographic areas where the Company has had favorable loss experience stemming from its service-oriented approach.

  - Reinsurance/Special Programs' net premiums written increased 24.4% ($72,624,000) to $370,504,000 in 1993 from $297,880,000 in 1992 and 6.4%
     ($17,799,000) in 1992 from $280,081,000 in 1991.  Premium volume for
     Connecticut Specialty increased 21.8% ($34,360,000) to $192,246,000 in 1993 from $157,886,000 in 1992 and increased 44.7% ($48,740,000) in 1992 from $109,146,000 in 1991. The largest increases were in the automobile personal injury protection ($17,372,000) and physical damage ($14,010,000) programs, which programs have been growing steadily throughout 1992 and 1993. Gross premiums written by DPIC for professional liability insurance, the largest special program, were $167,273,000, $161,432,000 and $184,314,000 in 1993, 1992 and 1991,
     respectively. The increase for 1993 is reflective of both new business and a continuation of a high level of policy renewals. Contributing to the decrease in professional liability insurance premiums written in 1992 as compared to 1991 were the impact of generally weak economic conditions in the construction industry, increased premium credits given for favorable loss experience or an insureds participation in loss prevention programs, and non-recurring premiums in 1991 representing a reimbursement of losses incurred on behalf of an insured. The percentage of treaty and facultative reinsurance assumed to total net premiums written for Reinsurance/Special Programs amounted to 14.7%, 11.7% and 10.2% in 1993, 1992 and 1991, respectively.

     Premiums earned increased 10.2% ($57,199,000) in 1993 to $617,404,000.
Premiums earned in 1992 were $560,205,000, which was a decrease of 20.1% ($141,181,000) versus the 1991 premiums earned of $701,386,000. Premiums earned for 1993 and 1992 reflect the recognition in income of the changing levels of net premium writings. The decrease in 1992 results from the exclusion of net premiums earned by the Guaranty National Companies, which amounted to $181,289,000 from January 1 to November 20, 1991.

Gain on Sale of Common Stock of Guaranty National

     The Company sold 6,250,000 shares of Guaranty National's common stock in a public offering on November 20, 1991, (the "Guaranty Sale") reducing ownership of its common stock to 49.3%. The sale resulted in a gain of $33,931,000, and reduced the operating leverage and strengthened the capital positions of the Company's other insurance subsidiaries. The Guaranty National Companies' operations have been consolidated in the Company's financial statements through November 20, 1991. For periods subsequent to that date, the financial statements of the Company include the portion of Guaranty National's earnings attributable to the Company's ownership on an equity accounting basis. The shares of Guaranty National owned by the Company at December 31, 1993 and 1992 carried on an equity basis had book values of $75,394,000 and $64,436,000, respectively; the market values of these shares, based on the New York Stock Exchange closing price on those dates, were $107,510,000 and $121,332,000, respectively.

Net Investment Income

     Pre-tax net investment income amounted to $91,803,000, $82,483,000 and $100,206,000 in 1993, 1992 and 1991, respectively. Included in net investment income is $23,060,000 for the 1991 period attributable to the consolidation of Guaranty National. The increase in net investment income for 1993 was attributable to an increase in average investable assets of approximately $132,000,000, and an increase in equity earnings from limited partnerships of $5,708,000 compared to 1992 due to both increased investment and a higher rate of return from these partnerships. The pre-tax yields on the average
                                     -37-
investment portfolio were 7.4% for both 1993 and 1992, and 8.5% for 1991, reflecting the increase in earnings from limited partnership investments in 1993, offset by a change in the Company's mix of investments toward higher amounts of tax-advantaged securities which generally yield less than fully taxable securities, issuers calling their securities in order to refinance at lower rates and generally lower yields on new investments due to current market conditions. The decrease in net investment income for 1992 as compared to 1991 was the result of the deconsolidation of Guaranty National and lower pre-tax investment yields, offset by the investment of the proceeds of the Guaranty Sale. The impact of the lower interest rates for 1992 and 1993 on net income is offset in part by reductions in interest expense on the Company's variable rate bank loans. The carrying value of the Company's investment portfolio increased $165,921,000 in 1993 (including the change attributable to a new in accounting principle discussed in the following paragraph) to $1,322,536,000 at December 31, 1993 from $1,156,615,000 at
December 31, 1992.

     The Company's investment philosophy is to achieve a superior rate of return after taxes and maintain a high degree of safety and liquidity. Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes the "available-for-sale" category of investment securities and requires such securities to be recorded at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. As a result of the adoption of this standard, the Company increased its investments recorded at market value on December 31, 1993 by $452,102,000, and its unrealized appreciation on investments, a component of stockholders' equity, by $20,720,000, net of deferred income taxes. Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are included in the available-for-sale category at market value. The carrying value of fixed maturity and short-term investments amounted to $1,029,211,000 and $934,496,000 at December 31, 1993 and 1992,
respectively, or approximately 77.8% and 80.8% of the investment portfolio.

     The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At December 31, 1993 and 1992, the Company's investment in non-investment grade and unrated fixed maturity securities were carried at $97,653,000 and $89,156,000 with market values of $97,306,000 and $89,064,000, respectively. These investments represented a total of 7.2% and 7.6% of cash and investments at December 31, 1993 and 1992, respectively, and 4.6% of total assets as of both year end dates.

     The Company closely monitors the financial condition of the issuers of securities that it owns. When conditions are deemed appropriate, the Company ceases to accrete discount, or accrue interest and dividends, and, in cases where the value of such investments is deemed to be other than temporarily impaired, recognizes losses. The Company's non-investment grade investments are highly diversified, with an average investment per issuer of approximately $1,935,000 at December 31, 1993. Only four non-investment grade investments aggregating $23,422,000 were in excess of $5,000,000 at December 31, 1993.
                                     -38-

Realized Investment Gains

     Net realized investment gains (losses) amounted to $9,478,000 in 1993, $3,667,000 in 1992 and ($1,009,000) in 1991 excluding the $33,931,000 gain on the Guaranty Sale. Sales of equity securities resulted in net gains of $11,273,000, $5,864,000 and $4,960,000 and sales of fixed maturities resulted in net gains of $6,662,000, $5,365,000 and $6,925,000 in 1993, 1992 and 1991,
respectively. Realized investment gains were reduced by provisions for losses on securities deemed to be other than temporarily impaired. These provisions amounted to $6,310,000 in 1993, $5,429,000 in 1992 and $5,124,000 in 1991 for
equity securities and $2,147,000, $2,133,000 and $7,770,000 in 1993, 1992 and
1991, respectively, for fixed maturity investments. Such provisions, based on available information at the time, were made in consideration of the decline in the financial condition of the issuers of these securities.

     Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors. At December 31, 1993 the Company held equity securities with unrealized appreciation of $32,332,000, as compared to $15,864,000 for equity securities held at December 31, 1992. The market value of the fixed maturities portfolio at December 31, 1993 exceeded their amortized cost values by $48,367,000. This compares with an excess of market value over amortized cost of $26,811,000 for fixed maturities at December 31, 1992. Such amounts can vary significantly depending upon fluctuations in the financial markets. The average maturity of the Company's fixed maturity investments has not varied significantly in recent years, and no material change in average maturity is expected in the foreseeable future.

     The performance of the Company's investments, including net investment income, net realized gains (losses) and unrealized appreciation
(depreciation), and excluding the $33,931,000 gain on the sale of Guaranty National stock in 1991, is as follows for the three most recent years:

                                               1993        1992        1991
                                               ----        ----        ----
                                                      (000s omitted)
Net investment income .....................  $ 91,803    $ 82,483    $100,206
                                             --------    --------    --------
Net realized gains (losses) -
  Fixed maturities ........................     4,515       3,232        (845)
  Equity securities .......................     4,963         435        (164)
                                             --------    --------    --------
                                                9,478       3,667      (1,009)
                                             --------    --------    --------
Net unrealized appreciation -
  Fixed maturities ........................    21,556      11,954      71,787
  Equity securities .......................    16,468      22,584      25,515
                                             --------    --------    --------
                                               38,024      34,538      97,302
                                             --------    --------    --------
                                             $139,305    $120,688    $196,499
                                             ========    ========    ========







                                     -39-

EXPENSES AND OTHER

Operating Ratios

     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company:

                                                  Year Ended December 31,
                                             --------------------------------
                                               1993        1992        1991
                                               ----        ----        ----

  Loss and loss adjustment expenses .......    74.4%       75.7%       76.8%
  Policy acquisition and other insurance
    expenses ..............................    26.8        27.3        30.2
                                              -----       -----       -----
    Total before policyholders' dividends..   101.2       103.0       107.0
  Policyholders' dividends ................     2.0         2.4         2.4
                                              -----       -----       -----
    Total after policyholders' dividends ..   103.2%      105.4%      109.4%
                                              =====       =====       =====

     The ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") was 74.4%, 75.7% and 76.8% in 1993, 1992 and 1991, respectively.
The improvement in the 1993 loss ratio was attributable to a decrease in the loss ratio for the Regional Operations segment offset by higher levels of initial reserving in the Reinsurance/Special Programs segment. The improvement in the 1992 loss ratio was primarily attributable to a decrease in adverse development of prior years' losses. Lower assignments from the National Council on Compensation Insurance ("NCCI") improved the operating results for 1992 as compared to 1991 by $6,042,000 and had a favorable impact on the loss ratio of .9 percentage points. The decreases in adverse development and NCCI assignments in 1992 were offset by establishing initial loss reserves at higher levels and by an increase of .6 percentage points from losses stemming from Hurricanes Andrew and Iniki. The inclusion of Guaranty National Companies' loss experience for 1991 had the effect of lowering the loss ratio by 3.0 percentage points. The 1991 loss ratio also included a provision (the "cumulative loss provision") of $25,000,000, or 3.6 percentage points, recorded at year end 1991 in response to the Company's internal actuarial analysis, and to an independent actuarial review commissioned by the Connecticut Insurance Department in connection with a regular statutory examination of the Company's insurance subsidiaries.

     The loss ratio for Regional Operations was 72.0% in 1993, 80.1% in 1992 and 85.5% in 1991 (80.9% excluding the effect of the cumulative loss provision). These loss ratios reflect continued improvement in workers compensation insurance, reduced losses due to the cancellation in 1992 of participation in a workers compensation loss sharing pool and lower losses for runoff, principally from closed offices and discontinued commercial package business.

     Reinsurance/Special Programs' loss ratio was 76.1% in 1993, 71.7% in 1992 and 73.9% in 1991, (68.9% excluding the effect of the cumulative loss provision). The increase for 1993 is primarily due to higher levels of initial reserving. The segment's loss ratio for 1992 was favorably impacted by lower assignments from assigned risk pools and increased premium volume for programs with lower loss ratios, offset by higher levels of loss reserving for the DPIC program.

     The ratio of deferred acquisition costs and other insurance expenses to premiums earned (the "expense ratio") was 26.8%, 27.3% and 30.2% in 1993, 1992 and 1991, respectively. The 1993 expense ratio was favorably impacted by the spreading of costs over a higher premium volume. The higher ratio for 1991 results from increased provisions for assessments from statutory assigned risk plans, particularly in Texas.

     Provisions for losses and loss adjustment expenses include development of loss and loss adjustment expense reserves relating to prior accident years, which increased the calendar year combined ratio by 3.9 percentage points in 1993, 4.7 percentage points in 1992 and 9.1 percentage points in 1991 including the impact of the cumulative loss provision. The loss ratios were adversely affected by such factors as higher than anticipated reported losses for automobile liability business and reserve strengthening for certain other lines of business. Other sources of loss development included pool and association business (including assigned risk pools) where loss reserves are established by the Company based on information provided by the pools and associations and loss patterns which were significantly different than in the past.

     Management believes that the Company's reserves for loss and loss adjustment expenses make reasonable and sufficient provision for the ultimate net cost of all losses on claims incurred. However, there can be no assurance that changes in loss trends will not result in additional development of prior years' reserves in the future. Variability in claim emergence and settlement patterns and other trends in loss experience can result in future development patterns different than expected. The Company believes that any such development will continue to be substantially lower than that experienced in years prior to 1992, considering the actions taken to increase reserving levels, to improve underwriting standards and to emphasize loss control and prevention. The Company's loss ratios in recent years, including development of prior years' losses, have compared favorably with loss ratios experienced by the industry.

     The Company limits both current loss expense and future development of losses by ceding business to reinsurers (See Note D to Consolidated Financial Statements). The Company continually monitors the financial strength of its reinsurers and, to the Company's knowledge, has no material exposure with regard to potential unrecognized losses due to reinsurers having known financial difficulties.

     The Company's environmental claims principally relate to asbestos and hazardous waste, arising from certain liability business written prior to the mid 1980's, which business was never a major element of the Company's operations. Environmental claims are also received from certain reinsurance pools and associations where reserves are established based on information reported to the Company by the managers of those pools and associations.

     Establishing reserve liabilities for environmental claims is subject to significant uncertainties that make reserve estimation difficult. Legal decisions have tended to expand insurance coverage beyond the intent of the original policies. The disposition of such claims often requires lengthy and costly litigation. Uncertainties as to required clean-up remedies, and difficulties in identifying the responsible parties, add further to the complexity of reserve estimation for these claims. In recent years, the Company has intensified its efforts to settle and close environmental claims. To help minimize the cost of losses and claims, the Company maintains a dedicated environmental claims staff which administers the defense and
                                     -41-
settlement of each claim and continually evaluates them. In 1993 and 1992, the Company paid $5,557,000 and $4,221,000, respectively, for the costs of defending and settling claims. Payments in 1993 and 1992 related to 216 and 117 claims, respectively, for the Company's direct business. Claim counts have been aggregated by the Company by year of coverage for each alleged occurrence for which policyholders are being defended, and often include numerous claimants.

     As of December 31, 1993, the Company has environmental claims-related loss and loss adjustment expense reserves, net of reinsurance recoverables, of $17,189,000, which include 512 claims for direct business written by the Company. In estimating liabilities for environmental-related claims, the Company considers all pertinent information as it becomes available.

Interest Expense

     Interest expense was $13,044,000 in 1993, $12,754,000 in 1992 and
$16,131,000 in 1991. The 2.3% increase from 1992 to 1993 reflects an increase in the average amount of debt outstanding in 1993 as compared to 1992, including debt incurred to redeem the Company's Adjustable Rate Preferred Stock, offset for the most part by lower average interest rates. The 20.9% decrease from 1991 to 1992 is the result of declining average interest rates and a reduction in the amount of debt outstanding. Interest expense for both 1993 and 1992 was impacted by the issuance of $110,000,000 of 9 1/8% Senior Notes on September 8, 1992, and the reduction of average bank debt outstanding and repayment of debentures (See "Liquidity and Capital Resources").

Equity in Earnings of Affiliates

     The Company's portion of Guaranty National's net earnings before the cumulative effect of adopting changes in accounting principles was $9,509,000 in 1993, $9,994,000 for 1992 and $1,207,000 for the period from November 20 to December 31, 1991. The Company's portion of Intercargo's net loss for 1993 was $122,000. Guaranty National's full year net earnings were $19,285,000, $20,271,000 and $17,813,000 for 1993, 1992 and 1991, respectively. Gross premiums written for Guaranty National increased to $321,766,000 in 1993 from $273,400,000 in 1992 and $229,139,000 in 1991. Guaranty National's combined ratios were 99.6% in 1993, 97.7% in 1992 and 99.2% in 1991.

Earnings From Operations Before Federal Income Taxes

     Operating earnings before income taxes were $72,505,000, $46,714,000 and $46,069,000 for 1993, 1992 and 1991, respectively. The 55.2% increase in pre-tax earnings from 1992 to 1993 reflects an improvement in insurance operations profitability of $19,980,000 and an increase in realized investment gains of $5,811,000. Pre-tax earnings for 1991 were increased by the gain of $33,931,000 realized on the Guaranty Sale and decreased by the $25,000,000 cumulative loss provision. Excluding these items, the 25.8% increase in pre-tax earnings for 1992 over 1991 is the result of an increase in insurance operations profitability of $4,900,000 and an increase in realized investment gains of $4,676,000.

Federal Income Taxes

     Federal income taxes on pre-tax operating results and the related effective tax rates amounted to $15,517,000 (21.4%), $922,000 (2.0%) and
$1,401,000 (3.0%) in 1993, 1992 and 1991, respectively. The Company files consolidated federal income tax returns, which include the taxable income of
                                     -42-

Guaranty National from November 1, 1988 through November 20, 1991. Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Upon adoption of SFAS No. 109, the Company recorded a benefit of $16,881,000 which was principally attributable to its deferred tax benefits that had not been recognized due to limitations under prior accounting standards. The Company's effective tax rate for 1993 reflects the absence of such deferred tax benefits, as well as a continuation of the Company's shift in its investment portfolio toward more tax-advantaged securities. The tax rate for 1993 reflects a tax benefit of $450,000 from the effect of the increase in the federal tax rate on the Company's deferred tax asset. The consolidated federal income tax provisions for 1991 through 1993 were computed by the regular tax method, reduced by alternative minimum and other tax credits in 1991 and the recognition of deferred tax benefits in 1991 and 1992 to the extent that the Company was able to utilize its NOL for financial reporting purposes under SFAS No. 96, "Accounting for Income Taxes."

Cumulative effect of adoption of new accounting principles

     Effective January 1, 1993 the Company recorded the cumulative effect of adopting SFAS No. 109 (discussed above) and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 requires the accrual of the estimated cost of retiree benefit payments during the years the employees provide services. Upon adoption of SFAS No. 106 the cumulative effect of the Company's accumulated obligation for providing medical benefits to retirees was $5,056,000, after a related tax benefit of $2,604,000. Included in the cumulative effects of adopting these accounting principles is the Company's portion of Guaranty National's benefit from changes in accounting principles in 1993 of $360,000, net of $185,000 of federal income taxes provided by the Company.

Earnings Per Common Share

     Common stock and per common share data have been restated to give effect to the 5-for-4 stock splits paid on both November 15, 1993 and December 7, 1992. Primary earnings per share amounted to $4.69 ($3.88 before the effect of adopting new accounting principles) in 1993, $3.35 ($3.62 before extraordinary item) in 1992 and $3.75 in 1991. Reflected in the calculation of 1993, 1992 and 1991 earnings per common share are dividends of $409,000, $6,358,000 and $7,276,000, respectively, on the Company's Adjustable Rate Preferred Stock, (redeemed in 1993), $1.90 Preferred Stock (converted into common stock or redeemed in 1992) and $2.125 Preferred Stock (converted into common stock or redeemed in 1993). All of these conversions and redemptions were effected pursuant to the terms of the preferred stock. The $1.90 Preferred Stock and the $2.125 Preferred Stock were assumed to be converted, if dilutive, for the purpose of computing fully-diluted earnings per common share. Fully-diluted earnings per share amounted to $4.67 ($3.86 before the effect of adopting new accounting principles in 1993, $2.85 ($3.05 before extraordinary item) in 1992 and $3.05 in 1991. Reflected in the calculation of fully-diluted earnings per share in 1993, 1992 and 1991 are Adjustable Rate Preferred Stock dividends of $407,000, $1,581,000 and $1,679,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities increased $42,621,000 to $123,154,000 in 1993 from $80,533,000 in 1992 and decreased $59,371,000 in
1992 from $139,904,000 in 1991. The increase in operating cash flow for 1993 is primarily due to an increase in premiums collected, particularly for
                                     -43-

Connecticut Specialty, and a receipt of $17,096,000 under a retrospectively rated program written by DPIC, offset in part by an increase in paid losses. Also, cash provided by operations in 1992 was decreased by an $18,410,000 payment for reinsurance applicable to a 1991 contract. The decrease in 1992 is attributable to the exclusion of Guaranty National's cash flow which amounted to $17,048,000 from January 1 through November 20, 1991, as well as a decrease in premiums collected and increases in payments for reinsurance and federal income taxes, offset by a decrease in paid losses and loss adjustment expenses, policy acquisition costs and interest expense.

     Cash used in investment activities increased $65,162,000 to $124,415,000 in 1993 from $59,253,000 in 1992 and decreased by $46,081,000 in 1992 from
$105,334,000 in 1991. The use of investment cash is attributable to purchases of investments which exceeded maturities and sales of investments, reflecting positive operating cash flows. Investable cash of $84,885,000 was provided on November 20, 1991 by the Guaranty Sale which significantly increased short-term investments at the end of that year.

     Cash used in financing activities decreased $16,250,000 to $5,046,000 in 1993 from $21,296,000 in 1992 and decreased $11,255,000 in 1992 from
$32,551,000 in 1991. Cash provided in 1993 from an increase in bank borrowings was more than offset by the redemption of the Company's Adjustable Rate Preferred Stock, purchase of common stock and the payment of dividends. Dividends paid to stockholders were lower in 1993 due to the conversions and redemptions of the $1.90 Preferred Stock and $2.125 Preferred Stock into common stock and the redemption of the Adjustable Rate Preferred Stock. Proceeds from financing activities in 1992 include $107,834,000 from the issuance of 9 1/8% Senior Notes on September 8, 1992, $19,930,000 from the issuance of bank debt in December 1992 and proceeds of $9,497,000 from the issuance of common stock in April 1992. These sources of cash were offset by debt repayments in 1992, including repayment of the Company's bank loan and the retirement of the Company's 13 1/2% Senior Subordinated Debentures and its 12 1/2% Subordinated Debentures.

     Orion's uses of cash consist of debt service, dividends to stockholders and overhead expenses. These cash uses are funded from existing available cash, financing transactions and receipt of dividends, reimbursement of overhead expenses and amounts in lieu of federal income taxes from Orion's insurance subsidiaries. In 1993 Orion received $25,512,000 in dividends, $5,230,000 for overhead expenses and federal tax payments of $5,600,000 from its insurance subsidiaries. Orion also received an extraordinary dividend of $65,470,000 (principally securities) from a California-domiciled subsidiary which was simultaneously contributed as capital to a Connecticut-domiciled subsidiary to effect a change in pooling percentages among its insurance subsidiaries. Payments of dividends by Orion's insurance subsidiaries must comply with insurance regulatory limitations concerning stockholder dividends and capital adequacy. State insurance regulators have broad discretionary authority with respect to limitations on the payment of dividends by insurance companies. Limitations under current regulations are well in excess of Orion's cash requirements.

     Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $92,421,000 and $115,527,000 at December 31, 1993 and 1992, respectively.
Orion's insurance subsidiaries had consolidated policyholders' surplus of $460,986,000 at December 31, 1993 and $385,803,000 at December 31, 1992, and
statutory operating leverage ratios of net premiums written to policyholders'
                                     -44-
surplus of 1.4:1 and 1.5:1 at December 31, 1993 and 1992, respectively. Approximately $21,800,000 of the increase in surplus during 1993 relates to the elimination of a statutory valuation allowance related to the Guaranty National investment.

     During 1992 and 1993, Orion reconfigured its debt structure to take advantage of generally lower interest rates and the stronger capital position of the Company, and to reduce the amount of debt maturing in the next five years. On September 8, 1992, the Company issued 9 1/8% Senior Notes due 2002 with a face value of $110,000,000 in a public offering. The net proceeds from the offering of $107,834,000 were used to repay the Company's bank debt of $80,100,000, and to retire the Company's 13 1/2% Senior Subordinated Debentures on October 9, 1992 for $20,160,000 plus accrued interest. On November 30, the Company entered into a bridge loan facility (the "Bridge Loan") with two banks aggregating $25,000,000. In December 1992, the Company borrowed $20,000,000 under the Bridge Loan to redeem the Company's 12 1/2% Subordinated Debentures on December 31, 1992 for $20,500,000 plus accrued interest.

     In March 1993 Orion entered into a bank loan arrangement (the "Loan Agreement") that provided for initial borrowings of up to $60,000,000, consisting of a $50,000,000 term loan (reduced by $4,500,000 in scheduled commitment reductions through December 31, 1993) and a $10,000,000 line of credit. These borrowings are unsecured and bear interest at or below prime. Borrowings under the Loan Agreement amounted to $50,500,000 at December 31, 1993. The proceeds were used to repay the Bridge Loan and to redeem the Company's Adjustable Rate Preferred Stock. At December 31, 1993, the Company has available $5,000,000 in unused commitments under the line of credit.

     The terms of the Loan Agreement and Orion's Indenture for its 9 1/8% Senior Notes limit the amount of additional borrowings, prepayments on existing indebtedness, liens and guarantees by the Company. Management does not believe that any of these limitations unduly restrict the Company's operations or limits Orion's ability to pay dividends on its stock. At December 31, 1993 the Company was in compliance with the terms of its debt agreements. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

     On October 1, 1992 and December 21, 1992, Orion called for the redemption of all of its $1.90 Preferred Stock and $2.125 Preferred Stock on November 2, 1992 and January 21, 1993, respectively. In both cases, the market price of the shares of common stock that a holder would receive upon conversion of the preferred stock was substantially higher than the redemption price of $21.30 per share and $25.76 per share, respectively. Consequently, most holders converted into common stock prior to the redemption dates, resulting in the issuance of 2,558,173 shares of common stock prior to December 31, 1992 and 1,423,544 shares of common stock in January 1993. Holders of 2,730 shares of $1.90 Preferred Stock and 21,605 shares of $2.125 Preferred Stock, who did not elect to convert, redeemed their shares for an aggregate of $58,000 and $557,000, respectively.

     On April 15, 1992, Orion sold 515,625 shares of its common stock for $9,497,000, net of expenses. The sale was made in a private transaction, subject to the provisions of Regulation S of the Securities Act of 1933, as amended. The proceeds from the sale were used for general corporate purposes.

     The Company repurchased 177,658 shares, 22,420 shares and 52,700 shares of its common stock at an aggregate cost of $5,472,000, $554,000 and $655,000 in 1993, 1992 and 1991, respectively. The Company's remaining stock purchase authorization from its Board of Directors amounted to $5,819,000 at December 31, 1993.

     As of December 31, 1993 there were no significant contingencies or commitments outstanding which, net of reserves established therefor and giving effect to reinsurance, are likely to have a material effect on the liquidity or financial position of Orion and its consolidated subsidiaries, taken as a whole (See Notes G and H to the consolidated financial statements).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             REPORT OF MANAGEMENT


     The management of Orion Capital Corporation is responsible for the consolidated financial statements and the information included therein. The consolidated financial statements are fairly presented and have been prepared in accordance with generally accepted accounting principles appropriate in the circumstances, and, where necessary, include amounts based on management's informed estimates and judgments.

     The Company has a system of internal controls which it believes provides reasonable assurance that assets are safeguarded from loss or unauthorized use, transactions are recorded in accordance with management's policies and that the financial records are reliable for preparing financial statements. The system of internal controls includes written policies and procedures which are communicated to all appropriate personnel and updated as necessary.

     Compliance with the system of internal controls is continuously maintained and monitored by management. The internal audit staff of the Company evaluates and reports on the adequacy of and adherence to these controls, policies and procedures. In addition, as part of its audit of the consolidated financial statements, Deloitte & Touche, the independent auditors for the Company, perform a review and evaluation of the system of internal controls to the extent they consider necessary to express an opinion on the consolidated financial statements. Recommendations concerning the system of internal controls are provided by both the internal auditors and Deloitte & Touche, and management takes actions which are believed to be appropriate responses to these recommendations.

     The Audit Committee of the Board of Directors is comprised of independent directors, and has general responsibility for oversight of financial controls and audit activities of the Company and its subsidiaries. The Audit Committee, which reports to the Board, annually reviews the qualifications of the independent auditors and meets periodically with them, the internal auditors and management to review the plans and results of the audits. Both internal and independent auditors have free access to the Audit Committee, without members of management present, to discuss the adequacy of the system of internal controls and any other matters which they believe should be brought to the attention of the Committee.




Alan R. Gruber                                  Daniel L. Barry
Chairman & Chief Executive Officer              Vice President & Controller

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
ORION CAPITAL CORPORATION
New York, New York

     We have audited the accompanying consolidated balance sheets of Orion Capital Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at
Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orion Capital Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note A to the consolidated financial statements, in 1993 the Company adopted four new accounting standards required by generally accepted accounting principles. On January 1, 1993 the Company changed its method of accounting for income taxes and postretirement benefits to conform with Statement of Financial Accounting Standards Nos. 109 and 106, respectively. The Company changed its method of accounting for reinsurance to conform with Statement of Financial Accounting Standards No. 113. Also, effective December 31, 1993 the Company changed its method of accounting for investments to conform with Statement of Financial Accounting Standards No. 115.

DELOITTE & TOUCHE

Hartford, Connecticut
February 22, 1994
                                     -48-

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (000s omitted)

                                     ASSETS
                                                            December 31,
                                                     -------------------------
                                                         1993           1992
                                                         ----           ----
Investments:
  Fixed maturities at amortized cost
    (market $402,149 - 1993 and $756,736 - 1992) ..  $  384,402     $  731,414

  Fixed maturities at market (amortized
    cost $517,716 - 1993 and $94,123 - 1992) ......     548,336         95,612

  Common stocks at market (cost $111,325 - 1993
    and $111,199 - 1992) ..........................     139,022        123,744

  Non-redeemable preferred stocks at market
    (cost $98,986 - 1993 and $58,637 - 1992) ......     103,621         61,956

  Other long-term investments .....................      50,682         36,419

  Short-term investments ..........................      96,473        107,470
                                                     ----------     ----------
     Total investments ............................   1,322,536      1,156,615

Cash ..............................................       6,433         12,764

Accrued investment income .........................      17,623         18,115

Investments in and advances to affiliates .........     111,459         81,632

Accounts and notes receivable (less allowance
  for doubtful accounts $1,859 - 1993 and
  $1,959 - 1992) ..................................     111,539        102,241

Reinsurance recoverables and prepaid reinsurance ..     393,309        414,635

Deferred policy acquisition costs .................      57,522         56,134

Property and equipment (less accumulated
  depreciation $19,788 - 1993 and $16,685 - 1992)..      23,596         22,410

Excess of cost over fair value of net assets
  acquired (less accumulated amortization
  $16,414 - 1993 and $15,241 - 1992) ..............      30,587         31,760

Deferred federal income taxes .....................      18,891         17,539

Other assets ......................................      23,959         23,563
                                                     ----------     ----------
     Total assets .................................  $2,117,454     $1,937,408
                                                     ==========     ==========

                 See Notes to Consolidated Financial Statements

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (000s omitted - except for share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                     -------------------------
                                                         1993          1992
                                                         ----          ----
Liabilities:
  Policy liabilities -
    Losses ........................................  $  937,775    $  885,080
    Loss adjustment expenses ......................     202,628       196,316
    Unearned premiums .............................     259,359       232,316
    Policyholders' dividends ......................      12,523        13,160
                                                     ----------    ----------
      Total policy liabilities ....................   1,412,285     1,326,872
  Federal income taxes payable ....................      19,294        10,052
  Other liabilities ...............................     131,308       140,629
  Notes payable ...................................     160,372       129,863
                                                     ----------    ----------
      Total liabilities ...........................   1,723,259     1,607,416
                                                     ----------    ----------

Commitments and Contingencies (Notes G and H)

Adjustable rate preferred stock with mandatory
  redemption - at liquidation value; $1 par value;
  issued and outstanding 374,100 shares - 1992 ....           -        18,705
                                                     ----------    ----------

Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares -
    $2.125 convertible exchangeable, $1 par value;
    issued and outstanding 1,197,042 shares - 1992.           -        28,524

  Common stock, $1 par value; authorized
    30,000,000 shares; issued 15,337,650 shares -
    1993 and 13,886,929 shares - 1992 .............      15,338        11,110
  Capital surplus .................................     148,167       124,754
  Net unrealized investment gains, net of federal
    income taxes of $18,718 - 1993 ................      49,566        18,815
  Net unrealized foreign exchange translation
    losses, net of federal income tax benefit of
    $394 - 1993 ...................................      (3,665)       (2,918)
  Retained earnings ...............................     198,491       139,947
  Treasury stock, at cost (965,442 shares - 1993
    and 786,755 shares - 1992) ....................     (12,182)       (6,694)
  Deferred compensation on restricted stock .......      (1,520)       (2,251)
                                                     ----------    ----------
      Total stockholders' equity ..................     394,195       311,287
                                                     ----------    ----------

      Total liabilities and stockholders' equity...  $2,117,454    $1,937,408
                                                     ==========    ==========

                See Notes to Consolidated Financial Statements

                      ORION CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF EARNINGS
                      (000s omitted - except for per share data)

                                                             Year Ended December 31,
                                                         ------------------------------
                                                           1993       1992       1991
                                                           ----       ----       ----
Revenues:
  Premiums earned .....................................  $617,404   $560,205   $701,386
  Net investment income ...............................    91,803     82,483    100,206
  Realized investment gains (losses) ..................     9,478      3,667     (1,009)
  Gain on sale of common stock of Guaranty National ...         -          -     33,931
  Other income ........................................     1,470      1,363      2,780
                                                         --------   --------   --------
    Total revenues ....................................   720,155    647,718    837,294
                                                         --------   --------   --------
Expenses:
  Losses incurred .....................................   366,716    332,653    429,498
  Loss adjustment expenses ............................    92,416     91,379    108,917
  Amortization of deferred policy acquisition costs ...   148,440    135,670    183,773
  Other insurance expenses ............................    17,381     17,158     28,362
  Dividends to policyholders ..........................    12,513     13,558     16,460
  Interest expense ....................................    13,044     12,754     16,131
  Other expenses ......................................     6,527      7,826      9,291
                                                         --------   --------   --------
    Total expenses ....................................   657,037    610,998    792,432
                                                         --------   --------   --------
Earnings from operations before equity in earnings of
  affiliates, federal income taxes, cumulative effect
  of adoption of new accounting principles and
  extraordinary item ..................................    63,118     36,720     44,862

Equity in earnings of affiliates ......................     9,387      9,994      1,207
                                                         --------   --------   --------
Earnings from operations before federal income taxes,
  cumulative effect of adoption of new accounting
  principles and extraordinary item ...................    72,505     46,714     46,069
Federal income taxes ..................................    15,517        922      1,401
                                                         --------   --------   --------
Earnings before cumulative effect of adoption of new
  accounting principles and extraordinary item ........    56,988     45,792     44,668
Cumulative effect of adoption of new accounting
  principles ..........................................    11,825          -          -
Extraordinary item - loss on early extinguishment of
  debt, net of income tax benefit of $60 ..............         -      2,920          -
                                                         --------   --------   --------
  Net earnings ........................................  $ 68,813   $ 42,872   $ 44,668
                                                         ========   ========   ========

Earnings (loss) per common share:
  Primary -
    Earnings before cumulative effect of adoption of
      new accounting principles and extraordinary item.  $   3.88   $   3.62   $   3.75
    Cumulative effect of adoption of new accounting
      principles ......................................       .81          -          -
    Extraordinary item ................................         -       (.27)         -
                                                         --------   --------   --------
      Net earnings ....................................  $   4.69   $   3.35   $   3.75
                                                         ========   ========   ========

  Fully diluted -
    Earnings before cumulative effect of adoption of
      new accounting principles and extraordinary item.  $   3.86   $   3.05   $   3.05
    Cumulative effect of adoption of new accounting
      principles ......................................       .81          -          -
    Extraordinary item ................................         -       (.20)         -
                                                         --------   --------   --------
      Net earnings ....................................  $   4.67   $   2.85   $   3.05
                                                         ========   ========   ========

                     See Notes to Consolidated Financial Statements

                     ORION CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (000s omitted)

                                                    Year Ended December 31,
                                                ------------------------------
                                                  1993       1992       1991
                                                  ----       ----       ----
Convertible exchangeable preferred stock:
  Balance, beginning of year ................   $ 28,524   $ 58,576   $ 59,064
  Conversion of preferred stock .............    (28,524)   (30,052)      (488)
                                                --------   --------   --------
  Balance, end of year ......................   $      -   $ 28,524   $ 58,576
                                                ========   ========   ========
Common stock:
  Balance, beginning of year ................   $ 11,110   $  7,527   $  7,500
  Conversion of preferred stock .............      1,139      1,667         27
  Sale of common stock ......................          -        330          -
  Exercise of stock options and issuance of
    restricted stock ........................         24         14          -
  Stock issued in 5-for-4 stock splits ......      3,065      1,572          -
                                                --------   --------   --------
  Balance, end of year ......................   $ 15,338   $ 11,110   $  7,527
                                                ========   ========   ========
Capital surplus:
  Balance, beginning of year ................   $124,754   $ 96,345   $ 95,907
  Redemptions and conversions of preferred
    stock ...................................     26,072     28,118        542
  Sale of common stock ......................          -      9,167          -
  Exercise of stock options and issuance
    (cancellation) of restricted stock ......        406      1,153       (104)
  Stock issued in 5-for-4 stock splits ......     (3,065)   (10,029)         -
                                                --------   --------   --------
  Balance, end of year ......................   $148,167   $124,754   $ 96,345
                                                ========   ========   ========
Net unrealized investment gains (losses):
  Balance, beginning of year ................   $ 18,815   $ (6,324)  $(31,839)
  Cumulative effect of adoption of new
    accounting principle, net of taxes
    of $11,157 ..............................     20,720          -          -
  Change in unrealized investment gains
    (losses), net of taxes in 1993 ..........     10,031     25,139     25,515
                                                --------   --------   --------
  Balance, end of year ......................   $ 49,566   $ 18,815   $ (6,324)
                                                ========   ========   ========
Net unrealized foreign exchange translation
  gains (losses):
  Balance, beginning of year ................   $ (2,918)  $    191   $   (405)
  Change in unrealized foreign exchange
    translation gains (losses), net of taxes
    in 1993 .................................       (747)    (3,109)       596
                                                --------   --------   --------
  Balance, end of year ......................   $ (3,665)  $ (2,918)  $    191
                                                ========   ========   ========

Retained earnings:
  Balance, beginning of year ................   $139,947   $110,074   $ 78,505
  Net earnings ..............................     68,813     42,872     44,668
  Dividends declared ........................    (10,269)   (12,999)   (13,099)
                                                --------   --------   --------
  Balance, end of year ......................   $198,491   $139,947   $110,074
                                                ========   ========   ========
Treasury stock:
  Balance, beginning of year ................   $ (6,694)  $(15,267)  $(14,555)
  Exercise of stock options and issuance
    (cancellation) of restricted stock ......        (15)       671        (57)
  Acquisition of treasury stock .............     (5,473)      (555)      (655)
  Stock issued in 5-for-4 stock split .......          -      8,457          -
                                                --------   --------   --------
  Balance, end of year ......................   $(12,182)  $ (6,694)  $(15,267)
                                                ========   ========   ========
Deferred compensation on restricted stock:
  Balance, beginning of year ................   $ (2,251)  $ (1,293)  $ (2,219)
  (Issuance) cancellation of restricted stock       (108)    (1,438)       381
  Amortization of deferred compensation on
    restricted stock ........................        839        480        545
                                                --------   --------   --------
  Balance, end of year ......................   $ (1,520)  $ (2,251)  $ (1,293)
                                                ========   ========   ========

                  See Notes to Consolidated Financial Statements

                     ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (000s omitted)

                                                     Year Ended December 31,
                                               ----------------------------------
                                                  1993        1992        1991
                                                  ----        ----        ----
Cash flows from operating activities:
  Premiums collected ........................  $ 626,678   $ 540,437   $ 742,440
  Net investment income collected ...........     81,178      72,168      86,054
  Losses and loss adjustment expenses paid ..   (374,625)   (346,201)   (461,888)
  Policy acquisition costs paid .............   (162,717)   (153,246)   (208,817)
  Dividends paid to policyholders ...........    (13,150)    (11,728)    (16,350)
  Interest paid .............................    (12,405)    (11,032)    (17,242)
  Federal income tax payments ...............     (7,100)     (6,805)     (1,944)
  Other receipts (payments) .................    (14,705)     (3,060)     17,651
                                               ---------   ---------   ---------
    Net cash provided by operating
      activities ............................    123,154      80,533     139,904
                                               ---------   ---------   ---------
Cash flows from investing activities:
  Maturities of fixed maturity investments ..    152,442     118,301     104,472
  Sales of fixed maturity investments .......     90,720     189,282     535,975
  Sales of equity securities.................     91,144      89,799      77,800
  Sale of common stock of Guaranty National..          -           -      84,885
  Effect on cash of deconsolidating
    Guaranty National .......................          -           -     (31,762)
  Investments in fixed maturities ...........   (311,183)   (442,633)   (602,014)
  Investments in equity securities ..........   (120,609)   (110,571)   (111,077)
  Investment in Intercargo Corporation ......    (19,315)          -           -
  Net sales (purchases) of short-term
    investments .............................      8,885     105,662    (154,582)
  Other payments ............................    (16,499)     (9,093)     (9,031)
                                               ---------   ---------   ---------
    Net cash used in investing activities ...   (124,415)    (59,253)   (105,334)
                                               ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of notes payable ...     59,672     127,764       2,000
  Proceeds from issuance of common stock ....        286       9,545          65
  Repayment of notes payable and debentures..    (29,500)   (144,998)    (20,586)
  Dividends paid to stockholders ............    (10,776)    (13,155)    (13,158)
  Purchase and redemption of adjustable rate
    preferred and common stock ..............    (23,615)       (412)       (872)
  Other payments  ...........................     (1,113)        (40)          -
                                               ---------   ---------   ---------
    Net cash used in financing activities ...     (5,046)    (21,296)    (32,551)
                                               ---------   ---------   ---------
Effect of foreign exchange rate changes
  on cash ...................................        (24)          2        (756)
                                               ---------   ---------   ---------
    Net increase (decrease) in cash .........     (6,331)        (14)      1,263
Cash balance, beginning of year .............     12,764      12,778      11,515
                                               ---------   ---------   ---------
Cash balance, end of year ...................  $   6,433   $  12,764   $  12,778
                                               =========   =========   =========


                  See Notes to Consolidated Financial Statements
                                       -53-

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                 (000s omitted)
                                                    Year Ended December 31,
                                                ------------------------------
                                                  1993       1992       1991
                                                  ----       ----       ----
Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings .................................  $ 68,813   $ 42,872   $ 44,668
                                                --------   --------   --------
Adjustments:
  Cumulative effect of adoption of new
    accounting principles ....................   (11,825)         -          -
  Depreciation and amortization ..............     3,939      2,970      4,640
  Amortization of excess of cost over fair
    value of net assets acquired .............     1,173      1,173      1,812
  Deferred federal income taxes ..............      (931)    (5,182)   (12,357)
  Amortization of fixed maturity investments .       128       (659)    (3,519)
  Non-cash investment income .................   (11,586)    (6,378)    (8,093)
  Equity in earnings of affiliates ...........    (9,387)    (9,994)    (1,207)
  Dividends received from affiliates .........     3,135      3,072          -
  Realized investment losses (gains) .........    (9,478)    (3,667)     1,009
  Gain on sale of common stock of
    Guaranty National ........................         -          -    (33,931)
  Foreign exchange translation adjustment ....       152        (73)      (175)
  Extraordinary loss .........................         -      2,920          -
  Other.......................................       (34)         -        303

Changes in assets and liabilities (net of
  effects of deconsolidation of Guaranty
  National in 1991):
  Decrease (increase) in accrued investment
    income ...................................       492     (1,550)    (1,135)
  Increase in accounts and notes receivable ..    (9,298)    (6,245)    (1,378)
  Decrease (increase) in reinsurance
    recoverables and prepaid reinsurance .....    21,326     (7,402)   136,130
  Decrease (increase) in deferred policy
    acquisition costs ........................    (1,388)     2,737     (9,674)
  Increase in other assets ...................      (431)      (861)      (110)
  Increase (decrease) in losses ..............    52,695     47,043    (72,220)
  Increase in loss adjustment expenses .......     6,312     23,414     36,321
  Increase in unearned premiums ..............    27,043     25,634     19,338
  Increase (decrease) in policyholders'
    dividends ................................      (637)     1,830        110
  Increase in federal income taxes payable ...     9,242        944     11,000
  Increase (decrease) in other liabilities ...   (16,301)   (32,065)    28,372
                                                --------   --------   --------
    Total adjustments and changes ............    54,341     37,661     95,236
                                                --------   --------   --------
  Net cash provided by operating activities ..  $123,154   $ 80,533   $139,904
                                                ========   ========   ========



                   See Notes to Consolidated Financial Statements
                                        -54-

/TABLE

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1993, 1992 and 1991

Note A - Significant Accounting Policies

     Basis of Financial Statement Presentation - The consolidated financial statements and notes thereto are presented in accordance with generally accepted accounting principles ("GAAP") for property and casualty insurance companies and include the accounts of Orion and its majority-owned subsidiaries. The Company's investments in unconsolidated affiliates are accounted for using the equity method (See Note B). All material intercompany balances and transactions have been eliminated.

     Adoption of new accounting principles - The Financial Accounting Standards Board has issued four new accounting standards which significantly impact the Company's financial statements. The Company is required to adopt these standards in accordance with generally accepted accounting principles. Therefore in 1993 the Company adopted the following standards, which are discussed in the notes below:

SFAS No. 106 -  Employers' Accounting for Postretirement Benefits Other Than
                  Pensions

SFAS No. 109 -  Accounting for Income Taxes

SFAS No. 113 -  Accounting and Reporting for Reinsurance of Short-Duration and
                  Long-Duration Contracts

SFAS No. 115 -  Accounting for Certain Investments in Debt and Equity
                  Securities

     Regulation - The Company's insurance subsidiaries are subject to comprehensive regulation by various state insurance departments including regulations limiting dividend payments to Orion and intercompany transactions. Under these regulations, the maximum dividends permitted at December 31, 1993 for the ensuing twelve months, without prior approval, aggregated $37,373,000. However, state insurance regulators have broad discretionary authority with respect to approving the payment of dividends by insurance companies. Policyholders' surplus of Orion's wholly-owned insurance subsidiaries determined in accordance with statutory accounting practices prescribed or permitted by state insurance regulations, amounted to $460,986,000 at December 31, 1993 and $385,803,000 at December 31, 1992. Statutory net income amounted to $66,862,000, $43,733,000 and $45,452,000 for 1993, 1992 and 1991,
respectively.

     Cash - For purposes of the consolidated statement of cash flows, the Company considers only demand deposit accounts to be cash.

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Investments - Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes the "available-for-sale" category of investment securities and requires such securities to be recorded at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. As a result of the adoption of this standard on December 31, 1993, the Company increased its investments recorded at market value by $452,102,000, and its unrealized appreciation on investments, a component of stockholders' equity, by $20,720,000, net of deferred income taxes. Fixed maturity investments include bonds, preferred stocks with mandatory redemption features, and certificates of deposit that mature more than one year after the balance sheet date. Fixed maturity investments that the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs, are included in the available-for-sale category at market value. Common stocks and non-redeemable preferred stocks are stated at market value. Fluctuations in the market value of these equity securities are recorded as unrealized investment gains or losses and credited or charged to stockholders' equity. Other long-term investments include equity ownership interests in limited partnerships which are recorded using the equity method of accounting, and mortgage loans which are stated at their unpaid balance. Short-term investments include certificates of deposit and commercial paper which mature within one year of the balance sheet date, money market accounts and United States Treasury Bills. Estimates of market values are generally based on quoted market prices or dealer quotes, if available, or otherwise on an evaluation of the issuers' financial statements. Realized investment gains and losses, including other than temporary impairment of investment securities, are recognized on the specific identification method.

     Deferred Policy Acquisition Costs - Costs that vary with, and are directly related to, the production of new and renewal business are deferred and amortized as the related premiums are earned. The test for recoverability of such deferred costs includes the consideration of net investment income.

     Excess of Cost Over Fair Value of Net Assets Acquired - The excess of the cost of acquiring subsidiaries over the fair value of their net assets ("goodwill") is amortized on a straight-line basis over periods of 25 to 40 years.

     Revenue Recognition - Premiums are earned on a daily pro rata basis over the policy period. A provision is made for anticipated retrospective premium adjustments and audit premiums. Direct and assumed premiums are reduced for reinsurance ceded to other insurers.

     Policy Liabilities and Reinsurance - Loss and loss adjustment expense liabilities are established in consideration of individual cases for reported losses and past experience for unreported losses. The Company adopted SFAS
                                     -56-

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" on January 1, 1993. The statement establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance, and amends SFAS No. 60, "Accounting and Reporting by Insurance Enterprises", to require reinsurance receivables and prepaid reinsurance premiums to be reported as assets rather than to be offset against the related liabilities. Estimated reinsurance receivables are recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts. The Company reclassified its assets and liabilities as of December 31, 1992 to conform with the SFAS No. 113 presentation, thereby increasing both reinsurance related assets and policy liabilities by $383,484,000. At December 31, 1993 and 1992, approximately $73,215,000 and $68,882,000, respectively, of long-term disability workers compensation loss reserves are included in the consolidated financial statements at net present value using a statutory interest rate of 3.5%. Policyholders' dividends on participating policies are accrued at estimated payment rates as the related premiums are earned. Participating business represented 21% of premiums in-force at December 31, 1993, 28% at year-end 1992 and 33% at the end of 1991. As a percent of premiums earned, participating business amounted to 21% in 1993, 28% in 1992, and 24% in 1991.

     Federal Income Taxes - As of January 1, 1993 the Company prospectively adopted SFAS No. 109, "Accounting for Income Taxes," replacing the previous standard for accounting for income taxes, SFAS No. 96. The objectives of SFAS No. 109 are to recognize taxes payable or refundable for the current year, and deferred tax assets or liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The new standard provides for the recognition of deferred tax assets that were not recognized under SFAS No. 96, and resulted in the recognition of a cumulative tax benefit of $16,881,000 ($1.16 per share).

     Postretirement Benefits - Effective January 1, 1993 the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires the Company to accrue the estimated cost of retiree benefits during the years the employees provide services. The Company previously expensed the cost of medical benefits provided to retirees as they were paid. The cumulative effect of adopting SFAS No. 106 as of January 1, 1993 was a decrease in net earnings of $5,056,000 ($.35 per share), net of a tax benefit of $2,604,000, which has been included in the Company's consolidated statement of earnings for the year ended December 31, 1993.

     Stock Split - Common stock and per common share data have been restated, as required, to give effect to the 5-for-4 stock splits paid on November 15, 1993 to stockholders of record on October 15, 1993 and on December 7, 1992 to stockholders of record on November 20, 1992.

     Earnings Per Common Share - Primary and fully-diluted earnings per common share are computed using the weighted average common and dilutive common equivalent shares outstanding.
                                     -57-

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Reclassifications - The 1992 and 1991 consolidated financial statements have been reclassified to conform to the classifications used in 1993.

Note B - Investment in Affiliates

     On November 20, 1991 the Company sold 6,250,000 shares of common stock of its wholly-owned subsidiary, Guaranty National Corporation ("Guaranty National"), in a public offering, and reduced its ownership to 49.3%.
Proceeds from the sale of $14.50 per share, or approximately $84,400,000 after expenses, resulted in a gain of $33,931,000 before federal income taxes. Just prior to the sale, Guaranty National issued 9 1/2% subordinated notes, with a final maturity in January 1998, to the Company aggregating $20,896,000, which included $19,829,000 as a special dividend and $1,067,000 in payment for office furniture and equipment. The principal of the notes was refinanced on August 1, 1993 at 7.85%, with the terms extended to semi-annual installments beginning January 1, 1998 through July 1, 2003. The Company's ownership of Guaranty National was reduced to 49.2% in 1993 by the issuance of shares of restricted stock by Guaranty National to certain of its employees.

     On September 13, 1993 the Company acquired 700,000 shares of common stock of Intercargo Corporation ("Intercargo"), a publicly held corporation. On December 28, 1993 the Company purchased an additional 826,484 shares which increased its ownership to 20.0%. The aggregate purchase price, including expenses, was $19,314,000. The excess of cost over the fair value of the underlying equity in net assets acquired was $11,158,000, which will be amortized over a 25 year period.

     Guaranty National's financial statements for 1988 through November 20, 1991, the period that Guaranty National was wholly-owned by the Company, have been consolidated with those of the Company. The financial statements for the periods subsequent to the sale include the portion of Guaranty National's results attributable to the Company's ownership on an equity accounting basis. Intercargo's results are also recorded by the Company using the equity method. The Company's share of the undistributed earnings of Guaranty National after November 20, 1991, and Intercargo after September 13, 1993, were $14,926,000 as of December 31, 1993 and $8,129,000 as of December 31, 1992.

     Transactions with Guaranty National for 1993, 1992 and the period from November 20 to December 31, 1991 reported in the consolidated statement of earnings include interest income on the subordinated notes of $1,843,000, $2,004,000 and $251,000, investment management fee income of $550,000, $700,000 and $78,000 and interest expense on a mortgage participation loan of $407,000, $407,000 and $45,000, respectively.

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Summarized financial information of the Company's affiliates, including
Guaranty National for 1993, 1992 and the period from November 20, 1991 to
December 31, 1991, and as of December 31, 1993 and 1992, and Intercargo for the fourth quarter of 1993 and as of December 31, 1993, is set forth below
(See Note L for segment information which includes the operating results of Guaranty National from January 1 through November 20, 1991):

                                                               Period from
                                               Year Ended     November 20 to
                                              December 31,   December 31, 1991
                                           ----------------- -----------------
                                             1993     1992
                                             ----     ----
                                                      (000s omitted)
Revenues:
  Premiums earned ......................   $272,636 $220,033      $ 21,345
  Realized investment gains (losses) ...      5,996    2,342        (1,687)
  Investment and other income ..........     21,813   23,125         1,940
                                           -------- --------      --------
                                            300,445  245,500        21,598
                                           -------- --------      --------
Expenses:
  Insurance expenses ...................    274,377  214,927        18,709
  Interest and other ...................      3,447    3,241           454
                                           -------- --------      --------
                                            277,824  218,168        19,163
                                           -------- --------      --------
Earnings before federal income taxes
  (benefit) and cumulative effect of
  change in accounting principles ......     22,621   27,332         2,435
Federal income taxes (benefit) .........      4,481    7,061           (13)
                                           -------- --------      --------
  Earnings before cumulative effect of
    change in accounting principles ....   $ 18,140 $ 20,271      $  2,448
                                           ======== ========      ========
The Company's proportionate share:
  Earnings before cumulative effect of
    change in accounting principles ....   $  9,387 $  9,994      $  1,207
                                           ======== ========      ========
  Cumulative effect of change in
    accounting principles
    (SFAS Nos. 106 and 109) ............   $    545 $      -      $      -
                                           ======== ========      ========
                                                             December 31,
                                                         -------------------
                                                           1993       1992
                                                           ----       ----
                                                           (000s omitted)
Cash and investments .................................   $460,779   $327,572
Other assets .........................................    228,803    149,912
                                                         --------   --------
                                                          689,582    477,484

Policy liabilities ...................................   (387,783)  (276,443)
Notes payable ........................................    (49,844)   (32,896)
Other liabilities ....................................    (60,915)   (38,022)
                                                         --------   --------
Stockholders' equity .................................   $191,040   $130,123
                                                         ========   ========


                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                             December 31,
                                                         -------------------
                                                           1993       1992
                                                           ----       ----
                                                           (000s omitted)
The Company's investment in and advances to
  affiliates were as follows:
  Book value .........................................   $111,459   $ 81,632
  Market value .......................................    143,255    138,526

  Guaranty National shares held ......................      6,143      6,143
    - Book value of shares held ......................   $ 75,394   $ 64,436
    - Market value of shares held ....................    107,510    121,332

  Intercargo shares held .............................      1,526
    - Book value of shares held ......................   $ 18,869
    - Market value of shares held ....................     17,936
Note C - Investments

     The tables below set forth certain information concerning net investment income, and realized and unrealized investment gains (losses):

                                                Year Ended December 31,
                                           ---------------------------------
                                              1993        1992        1991
                                              ----        ----        ----
                                                     (000s omitted)
Net investment income:
  Fixed maturities ......................  $ 69,565    $ 63,739    $ 77,756
  Equity securities .....................    10,495       9,842       8,346
  Other long-term investments ...........     9,130       3,499       4,209
  Short-term investments ................     3,276       5,919       9,051
  Accounts and notes receivable .........       179         105         112
  Other .................................       712         467       1,872
                                           --------    --------    --------
    Total investment income .............    93,357      83,571     101,346
  Less investment expenses ..............     1,554       1,088       1,140
                                           --------    --------    --------
    Net investment income ...............  $ 91,803    $ 82,483    $100,206
                                           ========    ========    ========

Realized investment gains (losses):
  Fixed maturities ......................  $  4,515    $  3,232    $   (845)
  Equity securities .....................     4,963         435        (164)
                                           --------    --------    --------
                                           $  9,478    $  3,667    $ (1,009)
                                           ========    ========    ========



                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The amortized cost and estimated market values of investments in fixed maturities, equity securities and short-term investments are as follows:

                                              Gross        Gross     Estimated
                                Amortized   Unrealized   Unrealized    Market
December 31, 1993                  Cost       Gains        Losses      Value
- -----------------               ----------  ----------   ----------  ---------
                                               (000s omitted)
Held-to-maturity securities:
  United States Government
    and government agencies
    and authorities ........... $  140,784   $  8,224    $   (627)  $  148,381
  States, municipalities and
    political subdivisions ....    123,852      7,528        (202)     131,178
  Foreign governments .........      7,270        308           -        7,578
  Corporate securities ........    112,496      3,704      (1,188)     115,012
                                ----------   --------    --------   ----------
                                $  384,402   $ 19,764    $ (2,017)  $  402,149
                                ==========   ========    ========   ==========
Available-for-sale securities:
  United States Government
    and government agencies
    and authorities ........... $  145,511   $ 10,156    $ (4,573)  $  151,094
  States, municipalities and
    political subdivisions ....    144,839     15,183        (180)     159,842
  Foreign governments .........      7,381        923           -        8,304
  Corporate securities ........    175,853     10,540      (2,126)     184,267
  Mortgage-backed securities
    (exclusive of government
     agencies) ................     44,132      1,020        (323)      44,829
  Equity securities ...........    210,311     38,568      (6,236)     242,643
  Short-term investments.......     96,473          -           -       96,473
                                ----------   --------    --------   ----------
                                $  824,500   $ 76,390    $(13,438)  $  887,452
                                ==========   ========    ========   ==========
December 31, 1992
- -----------------
Fixed maturities:
  United States Government
    and government agencies
    and authorities ........... $  216,309   $ 12,138    $ (1,106)  $  227,341
  States, municipalities and
    political subdivisions ....    252,617      7,685         (16)     260,286
  Foreign governments .........     33,366      1,647         (80)      34,933
  Corporate securities ........    267,160     11,497      (6,308)     272,349
  Mortgage-backed securities
    (exclusive of government
     agencies) ................     56,085      1,446         (92)      57,439
Equity securities .............    169,836     29,731     (13,867)     185,700
Short-term investments.........    107,470          -           -      107,470
                                ----------   --------    --------   ----------
                                $1,102,843   $ 64,144    $(21,469)  $1,145,518
                                ==========   ========    ========   ==========





                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The amortized cost and estimated market values of fixed maturity and short-term investments at December 31, 1993, by contractual fiscal maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.
                                      Fixed Maturities      Fixed Maturities
                                      Held-to-Maturity     Available-for-Sale
                                    --------------------  --------------------
                                               Estimated             Estimated
                                    Amortized    Market   Amortized    Market
                                       Cost      Value       Cost      Value
                                    ---------  ---------  ---------  ---------
                                                   (000s omitted)
Due in one year or less ..........   $ 27,022   $ 27,267   $113,804  $114,261
Due after one year through five
  years ..........................    143,168    152,629     38,006    39,199
Due after five years through ten
  years ..........................    120,506    123,936     56,366    60,290
Due after ten years ..............     93,706     98,317    263,069   288,429
                                     --------   --------   --------  --------
                                      384,402    402,149    471,245   502,179
Mortgage-backed securities .......          -          -    142,944   142,630
                                     --------   --------   --------  --------
                                     $384,402   $402,149   $614,189  $644,809
                                     ========   ========   ========  ========

     Proceeds from sales of investments in fixed maturities were $90,720,000 in 1993, $189,282,000 in 1992, and $535,975,000 during 1991. Realized investment gains (losses) on fixed maturities during 1993, 1992 and 1991 include gross gains of $10,817,000, $10,273,000 and $18,287,000, gross losses realized from sales of $4,155,000, $4,908,000 and $11,362,000 and $2,147,000,
$2,133,000 and $7,770,000, respectively, of loss provisions recorded for other than temporary impairment in the value of investments. The Company had $226,000 and $1,666,000 of fixed maturity investments for which it was not accruing income for the years ended December 31, 1993 and 1992, respectively.

       Other long-term investments had aggregate carrying values of $50,682,000 at December 31, 1993 and $36,419,000 at December 31, 1992
including mortgage loans on real estate of $1,690,000 and $434,000, respectively. Estimated market values of mortgage loans and other long-term investments approximate their carrying values.

     The carrying value of securities on deposit with state regulatory authorities in accordance with statutory requirements totalled $283,537,000 and $340,699,000 at December 31, 1993 and 1992, respectively. Excluding investments in Guaranty National and securities of the United States Government and its agencies, the Company did not have any investments in securities of any one issuer that exceeded $20,000,000.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies in order to limit losses. Reinsurance does not discharge the primary liability of the original insurer. As of December 31, 1993 and 1992, recoverables for reinsurance ceded to the Company's three largest reinsurers were an aggregate of $106,414,000 and $112,553,000, respectively. At December 31, 1993, these reinsurers provided qualified trust accounts for the benefit of the Company of $46,167,000 and letters of credit totalling $4,372,000. At December 31, 1992, the Company held $36,855,000 in funds of one of these reinsurers, and another provided a qualified trust account for the benefit of the Company of $31,129,000 and a letter of credit for $3,131,000. The table below illustrates the effect of reinsurance on premiums written and premiums earned:

                                                Year Ended December 31,
                                         -------------------------------------
                                             1993         1992         1991
                                             ----         ----         ----
                                         (000s omitted-except for percentages)
Direct premiums written ................  $ 647,426    $ 616,016    $ 791,682
Reinsurance assumed ....................    132,702       74,726       76,425
                                          ---------    ---------    ---------
Gross premiums written .................    780,128      690,742      868,107
Reinsurance ceded ......................   (144,542)    (123,312)    (134,042)
                                          ---------    ---------    ---------
Net premiums written ...................  $ 635,586    $ 567,430    $ 734,065
                                          =========    =========    =========
Percentage of amount assumed to net ....       20.9%        13.2%        10.4%
                                          =========    =========    =========

Direct premiums earned .................  $ 635,374    $ 589,570    $ 770,433
Reinsurance assumed ....................    117,711       75,540       69,242
                                          ---------    ---------    ---------
Gross premiums earned ..................    753,085      665,110      839,675
Reinsurance ceded ......................   (135,681)    (104,905)    (138,289)
                                          ---------    ---------    ---------
Net premiums earned ....................  $ 617,404    $ 560,205    $ 701,386
                                          =========    =========    =========
Loss and loss adjustment expenses
  recoverable from reinsurers ..........  $  70,297    $  75,521    $ 125,575
                                          =========    =========    =========

     Included in other liabilities are funds held under various reinsurance treaties of $5,487,000 and $39,072,000 at December 31, 1993 and 1992,
respectively. Reinsurance recoverables and prepaid reinsurance includes prepaid reinsurance of $55,043,000 at December 31, 1993 and $46,183,000 at December 31, 1992.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note E - Notes Payable

     Orion issued 9 1/8% Senior Notes due 2002 (the "9 1/8% Senior Notes") in a public offering on September 8, 1992. The proceeds were used to extinguish the Company's debt under its loan agreement with various banks at that date, and to redeem its 13 1/2% Senior Subordinated Debentures on October 9, 1992. The Company entered into a loan agreement (the "Bridge Loan") with two banks on November 30, 1992, and borrowed $20,000,000 under this agreement in December 1992, the proceeds of which were used to redeem the Company's 12 1/2% Subordinated Debentures on December 31, 1992. The costs of the early extinguishment of the Company's bank debt and debentures in 1992 were approximately $2,980,000. These costs are reported as an extraordinary item in the Company's financial statements, net of a $60,000 tax benefit. Debt extinguishment costs include the premiums required to call the debentures, the unamortized discount of the debentures and unamortized deferred financing costs of the debentures and bank debt.

     Orion entered into a bank loan agreement (the "Loan Agreement") in March 1993 that provided for initial borrowings of up to $60,000,000, consisting of a $50,000,000 term loan (reduced by $4,500,000 in scheduled commitment reductions through December 31, 1993) and a $10,000,000 line of credit. The proceeds were used to repay the Bridge Loan and to redeem the Company's Adjustable Rate Preferred Stock. As of December 31, 1993, the Company had $50,500,000 outstanding under the Loan Agreement, and $5,000,000 in unused commitments available under the line of credit. There is a commitment fee of 1/4% of 1% per annum on the unused portion of the revolving credit facility. The Company can elect to borrow at the prime rate, or at certain other short-term borrowing rates. The rates for notes payable under the Loan Agreement were between 4.59% and 4.90% at December 31, 1993. The terms of the Loan Agreement limit the amount of additional borrowings, prepayments on existing indebtedness, liens and guarantees by the Company, and require the Company to meet minimum net worth and certain financial ratio tests. The 9 1/8% Senior Notes Indenture limits the Company's ability to incur secured indebtedness without equally and ratably securing the 9 1/8% Senior Notes.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Notes payable are recorded at face value less unamortized discount. The carrying value and estimated market value of notes payable consists of the following:

                                                                        Estimated
                                                  Carrying Value       Market Value
                                                ------------------  ------------------
          December 31,                            1993      1992      1993      1992
          ------------                            ----      ----      ----      ----
                                                            (000s omitted)
Borrowings under loan agreement with various
  banks (various interest rates) .............. $ 50,500  $ 20,000  $ 50,500  $ 20,000

$110,000,000 face amount, 9 1/8% Senior Notes,
  due September 1, 2002 .......................  109,872   109,863   119,053   109,076
                                                --------  --------  --------  --------
                                                $160,372  $129,863  $169,553  $129,076
                                                ========  ========  ========  ========
     The Company's debt is scheduled to be repaid as follows:

                                                   (000s omitted)
       1994 ...................................       $  8,000
       1995 ...................................         10,000
       1996 ...................................         12,000
       1997 ...................................         12,000
       1998 ...................................          8,500
       2002 ...................................        110,000
                                                      --------
                                                       160,500
       Less unamortized discount ..............            128
                                                      --------
                                                      $160,372
                                                      ========

Note F - Federal Income Taxes

     Orion and its wholly-owned subsidiaries file consolidated federal income tax returns. The Company adopted SFAS No. 109 effective January 1, 1993. The new standard provides for the recognition of deferred tax assets that were not recognized under the prior standard, SFAS No. 96. The cumulative effect of adopting SFAS No. 109 was a benefit of $16,881,000. Accounting for income taxes using SFAS No. 109 increased income taxes on continuing operations for 1993 by $3,909,000. The consolidated federal income tax current provisions for 1991 through 1993 were computed by the regular tax method, reduced by alternative minimum and other tax credits in 1991. The deferred tax benefit for 1993 results primarily from the increase in the discount on loss reserves for income tax purposes offset by the undistributed earnings of Guaranty National. The 1993 tax provision reflects a tax benefit of $450,000 from the
                                   -65-

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effect of the increase in the federal tax rate on the Company's deferred tax asset. The consolidated federal income tax deferred benefits for 1992 and 1991 result from the recognition of previously unrecorded deferred tax benefits to the extent that they could be carried back to generate the recovery of income taxes under SFAS No 96. Substantially all federal income taxes incurred by the Company and its subsidiaries relate to domestic operations.

     The tax effects of the temporary differences comprising the Company's net deferred tax asset as of December 31, 1993 and January 1, 1993 are as follows:

                                                   December 31,  January 1,
                                                       1993        1993
                                                   ------------  ----------
                                                        (000s omitted)
Deferred tax assets:
  Loss reserve discounting ......................   $55,479        $52,483
  Unearned premium reserves .....................    14,675         13,039
  Policyholders' dividends ......................     4,348          4,437
  Realized investment losses ....................     4,054          3,239
  Deferred income ...............................     2,836          2,927
  Retiree medical benefits ......................     2,726              -
  Other .........................................     6,717          5,608
                                                    -------        -------
                                                     90,835         81,733
                                                    -------        -------
Deferred tax liabilities:
  Deferred policy acquisition costs .............    20,133         19,086
  Investment in affiliates ......................    15,800         12,204
  Unrealized investment gains ...................    23,899          6,397
  Other .........................................    12,112         10,366
                                                    -------        -------
                                                     71,944         48,053
                                                    -------        -------
                                                    $18,891        $33,680
                                                    =======        =======
     Total income taxes on income from operations and allocations of taxes to other items for the year ended December 31, 1993 are as follows:

                                                 (000s omitted)
Taxes on income from continuing
  operations ............................           $ 15,517
Taxes allocated to other items:
  Cumulative effect of change in
    accounting for postretirement
    benefits ............................             (2,604)
  Stockholders' equity, for increase
    in unrealized appreciation of
    securities ..........................             18,718
  Stockholders' equity, for increase in
    foreign exchange translation losses..               (394)
                                                    --------
                                                    $ 31,237
                                                    ========


                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The components of the provision (benefit) for federal income taxes are as follows:
                                             Year Ended December 31,
                                          -----------------------------
                                            1993       1992       1991
                                            ----       ----       ----
                                                 (000s omitted)
          Current ......................  $16,448    $ 6,104    $13,758
          Deferred  ....................     (931)    (5,182)   (12,357)
                                          -------    -------    -------
                                          $15,517    $   922    $ 1,401
                                          =======    =======    =======
     A reconciliation of expected federal income tax expense on pre-tax earnings before cumulative effect of adoption of new accounting principles and extraordinary item at regular corporate rates to actual tax expense is as follows:

                                          Year Ended December 31,
                              ------------------------------------------------
                                   1993            1992             1991
                                   ----            ----             ----
                              Amount   Rate   Amount   Rate    Amount   Rate
                              ------   ----   ------   ----    ------   ----
                                     (000s omitted-except for percentages)
Expected income tax expense.. $25,377  35.0%  $15,883   34.0%  $15,663   34.0%
Utilization of NOLs .........       -     -    (6,135) (13.1)  (12,357) (26.8)
Alternative minimum and other
  tax credits ...............       -     -         -      -    (5,016) (10.9)
Change in enacted tax rate ..    (905) (1.3)        -      -         -      -
Dividends-received deduction   (4,659) (6.4)   (4,003)  (8.6)   (2,685)  (5.8)
Tax-exempt interest .........  (5,791) (8.0)   (3,006)  (6.4)     (478)  (1.0)
Amortization of goodwill ....     410    .6       399     .8       610    1.3
Temporary differences -
  Loss reserve discounting...       -     -     1,729    3.7    10,646   23.1
  Amortization of fresh
    start discount ..........       -     -    (1,262)  (2.7)   (1,958)  (4.3)
  Unearned premium reserves..       -     -     2,156    4.6     4,214    9.1
  Deferred policy acquisition
    costs ...................       -     -       931    2.0    (3,317)  (7.2)
  Salvage and subrogation ...       -     -    (2,343)  (5.0)     (650)  (1.4)
  Sale of Guaranty National
    stock ...................       -     -         -      -    (4,829) (10.5)
  Equity in earnings of
    affiliates ..............       -     -    (2,385)  (5.1)     (410)   (.9)
  Realized investment losses.       -     -    (1,540)  (3.3)     (369)   (.8)
Other .......................   1,085   1.5       498    1.1     2,337    5.1
                              ------- -----   -------  -----   -------  -----
Actual income tax expense ... $15,517  21.4%  $   922    2.0%  $ 1,401    3.0%
                              ======= =====   =======  =====   =======  =====
                                     -67-

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G - Commitments

     Minimum lease commitments at December 31, 1993, with the majority having initial lease periods from one to twenty-five years, are as follows:

                                                        (000s omitted)
       1994 .......................................        $10,721
       1995 .......................................          9,009
       1996 .......................................          7,446
       1997 .......................................          5,898
       1998 .......................................          4,959
       1999 and thereafter ........................         45,439
                                                           -------
         Minimum rental commitments ...............        $83,472
                                                           =======

     Rent expense amounted to $11,976,000, $12,224,000 and $13,521,000 net of sublease rentals of $419,000, $765,000 and  $791,000 in 1993, 1992 and 1991,
respectively. Substantially all leases are for office space and equipment. A number of lease commitments contain renewal options ranging from one to thirty years.

Note H - Contingencies

     In November 1988, California voters passed an initiative known as Proposition 103 (the "California Proposition") which amended the California Insurance Code to provide, among other things, that rates for automobile and many other insurance policies issued or renewed on or after November 8, 1988, be rolled back to the levels of November 8, 1987 and then reduced by 20%. Workers compensation insurance and reinsurance are excluded from the California Proposition's rate rollback provisions.

     On January 8, 1991, the California Insurance Department issued rate regulation proposals regarding the California proposition. On October 16, 1991, the California Insurance Commissioner issued notices of premium refunds to 14 insurers. In February 1993, the California State Court invalidated the regulations with respect to one insurance company that received notice of a premium refund. The decision is currently on appeal to the California Supreme Court. None of the Company's insurance subsidiaries were among the companies that received the refund notices.

     Although it is not possible to predict with any degree of certainty the ultimate outcome of such regulations or their impact on the Company's rates charged since November 8, 1988, management currently believes that the effect of the regulations will not be material to the Company. Based on the foregoing, and management's belief that the rates filed by the Company comply with applicable California law, no provision has been made in the accompanying consolidated financial statements for denial or partial denial of the Company's rollback exemption applications or partial or total disapproval of the Company's rates filed since November 8, 1989.
                                     -68-

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses; however, in the judgment of the Company's management, there are no significant legal proceedings pending against Orion or its subsidiaries, which, net of reserves established therefor and giving effect to reinsurance, are likely to result in judgments for amounts that are material to the financial condition of Orion and its consolidated subsidiaries, taken as a whole.

Note I - Stockholders' Equity and Earnings Per Common Share

     Orion declared a 5-for-4 split of its common stock which was paid on November 15, 1993 to shareholders of record on October 15, 1993. All common stock and per common share data presented in the financial statements has been restated to give effect to this stock split. The Company had also paid a 5-for-4 common stock split on December 7, 1992 to shareholders of record on November 20, 1992.

     During 1993, the Company repurchased 177,658 shares of its common stock at an aggregate cost of $5,472,000. The Company repurchased 22,420 shares for $554,000 in 1992 and 52,700 shares for $655,000 in 1991.

     On April 15, 1992, Orion sold 515,625 shares of its common stock for $9,497,000, net of expenses. The sale was made in a private transaction, subject to the provisions of Regulation S of the Securities Act of 1933, as amended.

     On December 21, 1992, Orion called for the redemption of its $2.125 Convertible Exchangeable Preferred Stock (the "$2.125 Preferred Stock") on January 21, 1993. The market price of the shares of common stock that a holder would receive upon conversion of the preferred stock was substantially higher than the redemption price of $25.76 per share. Consequently, most holders converted into common stock prior to the redemption date, resulting in the issuance of 3,579 shares of common stock in December 1992 and 1,423,544 shares of common stock in January 1993. Holders of 21,605 shares of $2.125 Preferred Stock, who did not elect to convert, redeemed their shares for an aggregate of $557,000.

     Orion issued 2,601,050 and 42,428 shares of common stock for conversions elected by holders of 1,581,470 and 25,800 shares of the Company's $1.90 Convertible Exchangeable Preferred Stock (the "$1.90 Preferred Stock"), in 1992 and 1991, respectively. The 1992 conversions were primarily the result of Orion calling this issue on November 2, 1992 at the redemption price of $21.30 per share including accrued dividends. The remaining 2,730 shares of $1.90 Preferred Stock were redeemed for approximately $58,000.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On April 7, 1993, the Company redeemed all of the outstanding shares of its Adjustable Rate Preferred Stock for $18,520,000 in cash. The redemption was funded with borrowings under the Loan Agreement.

     Dividends declared on Orion's common and preferred stock for 1993, 1992 and 1991 were as follows:

                                        Year Ended December 31,
                        -------------------------------------------------------
                               1993               1992               1991
                        -----------------  -----------------  -----------------
                        Per Share  Amount  Per Share  Amount  Per Share  Amount
                        --------- -------  --------- -------  --------- -------
                               (000s omitted - except for per share data)
Adjustable Rate
  Preferred Stock .....   $1.10   $   407    $4.16   $ 1,581    $4.37   $ 1,679
$1.90 Preferred Stock..       -         -     1.43     2,227     1.90     3,047
$2.125 Preferred Stock.     .12         2     2.13     2,550     2.13     2,550
Common Stock ..........     .68     9,860      .60     6,641      .59     5,823
                                  -------            -------            -------
                                  $10,269            $12,999            $13,099
                                  =======            =======            =======

     The weighted average common shares outstanding for purposes of computing earnings per share amounted to 14,598,000, 10,914,000 and 9,964,000 shares for 1993, 1992 and 1991, respectively. Dividends on preferred stock were deducted from earnings to compute primary earnings per common share. The $2.125 Preferred Stock and, for 1992 and 1991, the $1.90 Preferred Stock are assumed to be converted for the full year, if dilutive, for the purpose of computing fully-diluted earnings per common share. The weighted average common shares, on a fully-diluted basis, amounted to 14,655,000, 14,474,000 and 14,086,000 shares for 1993, 1992 and 1991, respectively.

     Orion has a Stockholder Rights Plan (the "Rights Plan") under which each outstanding share of common stock includes 64% of one preferred stock purchase right (the "Rights"). The Rights Plan is designed to assure stockholders that they will receive equitable treatment in the event of a proposed takeover. Under the Rights Plan, each holder of a Right is entitled to buy one-hundredth of a share of Series A Participating Junior Preferred Stock. The Rights become exercisable if an acquiror gains a 20% or greater beneficial ownership interest in Orion's common stock, on other than fair and favorable terms to all stockholders. Each Right not owned by such acquiror will enable the holder to purchase, at an initial exercise price of $80, common stock having a value of twice the Right's exercise price. In addition, under certain circumstances if Orion is involved in a merger each Right will entitle its holder to purchase, at the Right's then current exercise price, common shares of such other company having a value of twice the Right's exercise price.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J - Employee Benefit Plans

     The Company maintains a Stock Savings and Retirement Plan (the "Plan"), qualified under Internal Revenue Code Section 401(k), for eligible employees of the Company. Employee and employer matched contributions to the savings funds are limited to the extent allowable under the Plan and federal income tax law. The Plan also provides for a defined contribution retirement benefit that allows the Company to make annual contributions to the Plan based on a percentage of the participating employees' compensation. Employees vest in the Company's contributions over a six-year period with vesting credit given for prior service with the Company. The Company has adopted a Surplus Benefit Plan which provides deferred benefits for those employees who received less than the full employer contribution to the Company's 401(k) plan as a result of federal tax limitations on participation in the Plan.

     The Company maintains a number of incentive plans for key employees. These plans include the Company's 1979 stock option plan and the Company's 1982 Long-Term Performance Incentive Plan. Under the latter plan, shares of restricted stock as well as stock options may be granted by Orion. Orion granted 5,688, 66,016 and 4,063 shares of restricted stock to key employees during 1993, 1992 and 1991, respectively. Restricted stock is considered issued and outstanding when awarded, and is recorded as deferred compensation. There are restrictions as to its transferability, which restrictions lapse proportionately from the second to the fifth anniversaries of grant date. As of December 31, 1993, the restrictions have not lapsed on 130,089 shares of restricted stock. All stock options granted by Orion, at fair market value at date of grant, are intended to qualify as incentive stock options becoming exercisable from the first through fourth anniversaries of the date of grant, expiring ten years after the date of grant. As of December 31, 1993, the number of shares of stock reserved under all plans is 641,113 of which 284,337 are for outstanding stock options and 197,696 of these stock options are exercisable. A summary of the option transactions is as follows:

                                       Year Ended December 31,
                     ---------------------------------------------------------------------
                                1993                   1992                   1991
                                ----                   ----                   ----
                                     Price                  Price                  Price
                        Options      Range     Options      Range     Options      Range
                        -------      -----     -------      -----     -------      -----
Balance - January 1 ... 305,860  $10.16-23.92  257,422  $ 8.64-19.20  284,375 $ 8.64-19.20
Granted ...............   3,438   32.40         92,969   23.92              -
Cancelled .............       -                      -                 (3,125) 10.88
Exercised ............. (24,961)  10.16-14.56  (44,531)   8.64- 9.04  (23,828)  8.64-13.92
                        -------                -------                -------
Balance - December 31.. 284,337   10.16-32.40  305,860   10.16-23.92  257,422   8.64-19.20
                        =======                =======                =======

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Orion also maintains a non-qualified defined benefit retirement plan for members of the Board of Directors who are not employees. Benefits are based on years of service and director fee levels at retirement.

     The total expense for 1993, 1992 and 1991 for the above pension benefit plans for employees and directors amounted to $3,277,000, $2,694,000 and $1,695,000, respectively.

Note K - Postretirement Medical Benefits

     The Company provides postretirement medical benefits to full-time employees who have worked for 10 years and attained age 55 while in service with the Company. The effect on income from continuing operations after federal income taxes for 1993 of accounting for retirement benefits using SFAS No. 106 was to increase expenses by $211,000, net of federal income taxes.
The Company's postretirement health care plan is not funded. The accumulated postretirement benefit obligation of the plan at December 31, 1993 included in other liabilities in the consolidated balance sheet is as follows:

                                                  (000s omitted)
       Retirees .................................     $2,260
       Fully eligible active plan participants ..      1,425
       Other active plan participants ...........      4,104
                                                      ------
                                                      $7,789
                                                      ======

     Net postretirement benefit cost for the year ended December 31, 1993 was $598,000 and consisted of service cost benefits earned of $130,000 and interest on the accumulated postretirement benefit obligation of $468,000.

     The expected health care cost trend rate used as of December 31, 1993 was 16.0% for 1994, and 10% in 1995 decreasing linearly each year until it reaches 6% for 2003 and future years. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $1,325,000 and increase net postretirement health care costs by $145,000 for 1993. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1993.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note L - Industry Segment Information

     The Company's insurance operations are organized and reported as three business segments: Regional Operations, Reinsurance/Special Programs and Guaranty National Companies. Regional Operations markets workers compensation insurance through EBI Companies and Nation's Care, Inc. Reinsurance/Special Programs includes DPIC Companies (which markets the Company's professional liability insurance), Connecticut Specialty Insurance Group (which directs the underwriting and sale of specialty insurance programs), SecurityRe Companies (which underwrites reinsurance), and a 20% interest in Intercargo (which underwrites international trade). The third segment, Guaranty National Companies, specializes in writing nonstandard commercial and personal automobile insurance. The operations of the Guaranty National Companies are included in revenues and expenses through November 20, 1991, the date that the Company sold 6,250,000 shares of Guaranty National's common stock in a public offering, reducing the Company's ownership of Guaranty National to approximately 49%. Earnings subsequent to November 20, 1991 include the Company's share of Guaranty National's earnings using the equity method of accounting. The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment. Identifiable assets of the Regional Operations and Reinsurance/Special Programs segments are primarily allocated based on the cash flows of these segments, and for 1992 and 1991 have been restated to conform with SFAS No. 113.

     Financial information for the Company's segments for 1993, 1992 and 1991 is shown below:
                                                                                               Earnings (Loss)
                                                                                               from Operations
                                                                                               Before Federal
                                                               Gain on                          Income Taxes,
                                                               Sale of                        Cumulative Effect
                                                   Realized    Guaranty                         of Accounting
                                         Net      Investment   National                          Changes and
                            Premiums  Investment     Gains      Common     Other     Total      Extraordinary    Identifiable
                              Earned     Income     (Losses)     Stock      Income   Revenues        Item            Assets
                            --------  ----------  ----------  ----------  --------  --------  -----------------  ------------
                                                                    (000s omitted)
1993:
  Regional Operations ...  $266,373   $ 33,760    $  4,153    $      -   $      -  $304,286       $ 34,025       $  758,596
  Reinsurance/Special
    Programs ............   351,031     55,500       6,706           -        915   414,152         44,032        1,234,033
  Guaranty National
    Companies ...........         -          -           -           -          -         -          9,509           92,590
  Other .................         -      2,543      (1,381)          -        555     1,717        (15,061)          32,235
                           --------   --------    --------    --------   --------  --------       --------       ----------
    Total ...............  $617,404   $ 91,803    $  9,478    $      -   $  1,470  $720,155       $ 72,505       $2,117,454
                           ========   ========    ========    ========   ========  ========       ========       ==========

1992:
  Regional Operations....  $268,145   $ 33,182    $  2,077    $      -   $   (193) $303,211       $  4,227       $  774,030
  Reinsurance/Special
    Programs ............   292,060     48,416       3,027           -        849   344,352         50,384        1,055,679
  Guaranty National
    Companies ...........         -          -           -           -          -         -          9,994           81,632
  Other .................         -        885      (1,437)          -        707       155        (17,891)          26,067
                           --------   --------    --------    --------   --------  --------       --------       ----------
    Total ...............  $560,205   $ 82,483    $  3,667    $      -   $  1,363  $647,718       $ 46,714       $1,937,408
                           ========   ========    ========    ========   ========  ========       ========       ==========

1991:
  Regional Operations ...  $263,478   $ 32,014    $   (517)   $ 14,692   $  1,940  $311,607       $ (9,816)      $  769,267
  Reinsurance/Special
    Programs ............   256,619     43,924      (1,161)     19,239      1,014   319,635         50,500          941,906
  Guaranty National
    Companies ...........   181,289     23,060       1,022           -       (204)  205,167         23,684           96,558
  Other .................         -      1,208        (353)          -         30       885        (18,299)          19,338
                           --------   --------    --------    --------   --------  --------       --------       ----------
    Total ...............  $701,386   $100,206    $ (1,009)   $ 33,931   $  2,780  $837,294       $ 46,069       $1,827,069
                           ========   ========    ========    ========   ========  ========       ========       ==========

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M - Selected Quarterly Financial Data (Unaudited)

     Quarterly results of operations and earnings per common share for 1993 and 1992 are summarized as follows:
                                             First     Second      Third     Fourth
                                            Quarter    Quarter    Quarter    Quarter
                                            -------    -------    -------    -------
                                            (000s omitted-except for per share data)
1993:
  Premiums earned ........................  $149,272   $157,404   $151,641   $159,087
  Net investment income ..................    21,677     21,170     22,218     26,738
  Realized investment gains ..............     4,812      1,755      1,131      1,780
  Other income ...........................       303        464        428        275
                                            --------   --------   --------   --------
      Total revenues .....................  $176,064   $180,793   $175,418   $187,880
                                            ========   ========   ========   ========
      Earnings before cumulative effect of
        change in accounting principles ..  $ 14,328   $ 13,907   $ 12,868   $ 15,885
                                            ========   ========   ========   ========
      Net earnings .......................  $ 26,153   $ 13,907   $ 12,868   $ 15,885
                                            ========   ========   ========   ========
  Net earnings per common share -
    Primary:
      Earnings before cumulative effect of
        change in accounting principles ..  $    .97   $    .95   $    .88   $   1.09
                                            ========   ========   ========   ========
      Net earnings .......................  $   1.78   $    .95   $    .88   $   1.09
                                            ========   ========   ========   ========
    Fully diluted:
      Earnings before cumulative effect of
        change in accounting principles ..  $    .95   $    .95   $    .88   $   1.09
                                            ========   ========   ========   ========
      Net earnings .......................  $   1.75   $    .95   $    .88   $   1.09
                                            ========   ========   ========   ========

1992:
  Premiums earned ......................... $143,223   $134,773   $136,218   $145,991
  Net investment income ...................   20,702     19,671     20,630     21,480
  Realized investment gains ...............      604        827      2,147         89
  Other income ............................      385        166        466        346
                                            --------   --------   --------   --------
      Total revenues ...................... $164,914   $155,437   $159,461   $167,906
                                            ========   ========   ========   ========
      Earnings before extraordinary item .. $ 10,689   $  9,931   $ 12,824   $ 12,348
                                            ========   ========   ========   ========
      Net earnings ........................ $ 10,689   $  9,931   $ 12,718   $  9,534
                                            ========   ========   ========   ========
  Net earnings per common share -
    Primary:
      Earnings before extraordinary item .. $    .89   $    .78   $   1.04   $    .89
                                            ========   ========   ========   ========
      Net Earnings ........................ $    .89   $    .78   $   1.03   $    .67
                                            ========   ========   ========   ========
    Fully diluted:
      Earnings before extraordinary item .. $    .73   $    .66   $    .85   $    .81
                                            ========   ========   ========   ========
      Net Earnings ........................ $    .73   $    .66   $    .84   $    .62
                                            ========   ========   ========   ========

     The sum of quarterly per common share amounts may not agree with the corresponding annual amounts due to rounding or antidilution during certain quarters.
                                       -74-

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                             PART III

          Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13) hereof is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting to be held on June 1, 1994. The Company intends to file the proxy material, which involves the election of directors, not later than 120 days after the close of the Company's fiscal year.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a) 1   Financial Statements:

        The following financial statements are included in
        Part II, Item 8.

                                                             Page
                                                             ----

Report of Management.................................         47

Independent Auditors' Report.........................         48

Orion Capital Corporation and Subsidiaries:

     December 31, 1993 and 1992

          Consolidated Balance Sheet.................      49-50

     For the years ended December 31, 1993, 1992 and
       1991

          Consolidated Statement of Earnings.........        51
          Consolidated Statement of Stockholders'
          Equity.....................................        52
          Consolidated Statement of Cash Flows.......     53-54

     Notes to the Consolidated Financial Statements..     55-74


(a)  2. Financial Statement Schedules:

     Selected Quarterly Financial Data - for the years ended
December 31, 1993, 1992 and 1991 - Included in Part II, Item 8.

                                                         Page
                                                         ----
Schedule       I   Consolidated Summary of
                        Investments - Other than
                        Investments in Related
                        Parties - December 31,
                        1993........................       S-1

                  III   Condensed Financial
                        Information of Registrant -        S-2, S-3,
                        December 31, 1993, 1992            S-4, S-5,
                        and 1991....................       S-6

                    V   Supplementary Insurance
                        Information - December 31,
                        1993, 1992 and 1991.........       S-7

                 VIII   Valuation and Qualifying
                        Accounts - December 31, 1993,
                        1992 and 1991...............       S-8

                  IX   Short-Term Borrowings -
                       December 31, 1993, 1992
                       and 1991....................        S-9

                   X   Supplemental Information
                       For Property - Casualty
                       Insurance Underwriters -
                       December 31, 1993, 1992 and
                       1991........................        S-10

          Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Financial Statements or notes thereto.

   (a)    3. Exhibits:

   Exhibit 3(i) Restated Certificate of Incorporation of the Company, as amended on June 3, 1993.

   Exhibit 3(ii)       By-Laws of the Company, as amended on
                       May 7, 1993.

   Exhibit 4(i) Certificate of Designation, Preferences and Rights of Series A Junior Participating
                       Preferred Stock of the Company, dated
                       March 23, 1989; filed as Exhibit 4(xi) to the Company's Annual Report on Form 10-K for 1988.

   Exhibit 4(ii) Specimen certificate representing shares of the Company's Common Stock (proof of March 27,
                       1989); filed as Exhibit 4(xii) to the
                       Company's Annual Report on Form 10-K for 1988.

   Exhibit 4(iii) Indenture, dated as of September 8, 1992, between the Company and the Connecticut National Bank (now known as Shawmut Bank Connecticut, National Association), as Trustee of the Company's 9 1/8% Senior Notes due September 1, 2002; filed as Exhibit 4(v) to the Company's Annual Report on Form 10-K for 1992.

   Exhibit 4(iv)       Specimen certificate representing the
                       Company's 9 1/8% Senior Notes; filed as
                       Exhibit 4(vi) to the Company's Annual
                       Report on Form 10-K for 1992.

   Exhibit 10 (i)*     The Company's Deferred Compensation Plan, as
                       amended (effective July 1, 1992); filed as
                       Exhibit 10(i) to the Company's Annual Report on Form 10-K for 1991.

    Exhibit 10(ii)*    The Company's 1982 Long-Term Performance
                       Incentive Plan (as amended); filed as Exhibit 10(iii) to the Company's Annual Report on
                       Form 10-K for 1992.

    Exhibit 10(iii)* The Company's 1979 Stock Option Plan, as amended; filed as Exhibit 10(lx) to the Company's Annual Report on Form 10-K for 1981.

    Exhibit 10(iv)* Employment Agreement between Alan R. Gruber and the Company, dated as of March 19, 1993; filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for 1992.

    Exhibit 10(v)* Employment Agreement, between the Company and Robert B. Sanborn, dated as of March 19, 1993; filed as Exhibit 10(vi) to the Company's
                       Annual Report on Form 10-K for 1992.

    Exhibit 10(vi)* Employment Agreement, dated as of August 1, 1987, between the Company and Peter B. Hawes; filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for 1989.


*Management contract or compensatory plan or arrangement.

    Exhibit 10(vii)* Employent Agreement, dated as of December 1, 1992 between the Company and Larry D. Hollen; filed as Exhibit 10(viii) to the Company's
                       Annual Report on Form 10-K for 1992.

    Exhibit 10(viii) Lease Agreement between Connecticut UTF, Inc., as lessor, and Security Insurance Company of Hartford ("Security"), as lessee, dated as of December 19, 1984; filed as Exhibit 10(xxxiii) to the Company's Annual Report on Form 10-K for l984.

    Exhibit 10(ix) Second Assignment of Lease and Agreement from Connecticut UTF, Inc. to Security, dated as of December 19, 1984; filed as Exhibit 10(xxxiv) to the Company's Annual Report on Form 10-K for 1984.

    Exhibit 10(x)      Purchase Money Second Mortgage from
                       Connecticut UTF, Inc., as mortgagor, to
                       Security, as mortgagee, dated as of
                       December 19, 1984; filed as Exhibit 10(xxxvi) to the Company's Annual Report on Form 10-K for 1984.

    Exhibit 10(xi) Purchase Money Note, in the face amount of $2,800,000, from Connecticut UTF, Inc. to Security, dated December 19, 1984; filed as
                       Exhibit 10(xxxvi) to the Company's Annual
                       Report on Form 10-K for l984.

    Exhibit 10(xii) Guarantee from the Company to Connecticut UTF, Inc., dated as of December 19, 1984, guaranteeing the performance of Security under its lease with Connecticut UTF, Inc.; filed as
                       Exhibit 10(xxxvii) to the Company's Annual
                       Report on Form 10-K for 1984.

    Exhibit 10(xiii) Form of Indemnification Agreement, dated as of June 3, 1987, between the Company and each of its Directors and Executive Officers; filed as
                       Exhibit 10(xl) to the Company's Annual Report on Form 10-K for l987.

    Exhibit 10(xiv) Rights Agreement, dated as of March 15, 1989, between the Company and Manufacturers Hanover Trust Company, Rights Agent; filed as Exhibit 1 to the Company's Form 8-A filed March 28, 1989.

*Management contract or compensatory plan or arrangement.

    Exhibit 10(xv) First Aggregate Excess of Loss Reinsurance Contract, effective January 1, 1990, by and among several of the Company's wholly-owned insurance subsidiaries and United States Fidelity and Guaranty Company; filed as
                       Exhibit 10(xxxvi) to the Company's Annual
                       Report on Form 10-K for 1990.

    Exhibit 10(xvi) Second Aggregate Excess of Loss Reinsurance Contract, effective January 1, 1990, by and among several of the Company's wholly-owned insurance subsidiaries and Helmsman Insurance Company, Ltd.; filed as Exhibit 10(xxvii) to the Company's Annual Report on Form 10-K for 1990.

    Exhibit 10(xvii) Specific Excess Reinsurance Agreement, effective January 1, 1990, by and among several of the Company's wholly-owned insurance subsidiaries and Cologne Reinsurance Company (Dublin) Ltd.; filed as Exhibit 10(xxiv) to the Company's Annual Report on Form 10-K for 1990.

    Exhibit 10(xviii)* Retirement Plan for Directors of Orion
                       Capital Corporation, as amended
                      (May 9, 1990); filed as Exhibit 10(xxviii)
                       to the Company's Annual Report on Form 10-K for 1990.

    Exhibit 10(xix)* Orion Capital Companies Supplemental Benefits Plan, adopted in February 1991, filed as
                       Exhibit 10(xxv) to the Company's Annual Report on Form 10-K for 1991.

    Exhibit 10(xx) Shareholder Agreement, dated as of November 7, 1991 by and among the Company, Guaranty National Corporation and certain wholly owned subsidiaries and affiliates filed as Exhibit 10(xxvi) to the Company's Annual Report on Form 10K for 1991.





*Management contract or compensatory plan or arrangement.

    Exhibit 10(xxi) Loan Agreement, dated March 8, 1993, by and among the Company, the banks signatory thereto and National Westminster Bank USA, as Agent; filed as Exhibit 10(xxvi) to the Company's Annual Report on Form 10-K for 1992.

    Exhibit 10(xxii) Letter Agreement, dated September 13, 1993, by and between the Company and Intercargo
                       Corporation.

    Exhibit 10(xxiii) Agreement, dated September 13, 1993, by and between the Company and The Harper Group, Inc.

    Exhibit 11         Statement re:  computation of earnings
                       per common share.

    Exhibit 21         Subsidiaries of the Company.

    Exhibit 23         Consents of Deloitte & Touche

    Exhibit 28 Information from reports furnished to state insurance regulatory authorities.



    Copies of exhibits may be obtained upon payment of a $.50 per page fee. Such requests should be made in writing to: Corporate Secretary, Orion Capital Corporation, 30 Rockefeller Plaza, New York, New York 10112.

   (b)  Reports on Form 8-K:

        None.

   (c)  Filed exhibits:

        See Exhibit Index


   (d)  Financial statements of non-consolidated subsidiaries:

          The Audited Consolidated Financial Statements of
          Guaranty National Corporation and subsidiaries,
          Consolidated Balance Sheets at December 31, 1993 and 1992, Consolidated Statement of Earnings, Statement of Changes to Stockholders Equity and Statement of Cash Flows for the periods ended December 31, 1993, 1992 and 1991, the Related Notes to the
          Consolidated Financial Statements and Financial
          Statement Schedules are incorporated herein by reference.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORION CAPITAL CORPORATION



By: /s/ Alan R. Gruber                               March 16, 1994
     ------------------

       Alan R. Gruber      Chairman of the Board
                           (Principal Executive)
                           and Financial Officer)


By: /s/ Daniel L. Barry                               March 16, 1994
   ---------------------
        Daniel L. Barry     Vice President and
                            Controller (Principal
                            Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the members of the Board of Directors of the Registrant) in the capacities and on the dates indicated:


  Signature and Title                                    Date
- ----------------------                                 --------



/s/ Alan R. Gruber                                  March 16, 1994
- -------------------------
    Alan R. Gruber
  Chairman of the Board


/s/ Bertram J. Cohn                                 March 16, 1994
- -------------------------
    Bertram J. Cohn
      Director


/s/ John C. Colman                                  March 16, 1994
- -------------------------
    John C. Colman
       Director


/s/ Peter B. Hawes                                  March 16, 1994
- -------------------------
    Peter B. Hawes
       Director


/s/ Larry D. Hollen                                 March 16, 1994
 ------------------------
    Larry D. Hollen
      Director


/s/ R. H. Jeffrey                                   March 16, 1994
- -------------------------
   Robert H. Jeffrey
       Director


/s/ Warren R. Lyons                                 March 16, 1994
- ------------------------
    Warren R. Lyons
       Director


/s/ James K. McWilliams                             March 16, 1994
- -------------------------
    James K. McWilliams
       Director

  Signature and Title                                    Date
- ----------------------                                 --------


/s/ R. W. Moore                                     March 16, 1994
- ----------------------
    Ronald W. Moore
       Director


/s/ Donald Reich                                    March 16, 1994
- ----------------------
     Donald Reich
      Director


/s/ Robert B. Sanborn                               March 16, 1994
- ------------------------
    Robert B. Sanborn
       Director


/s/ William J. Shepherd                             March 16, 1994
- --------------------------
    William J. Shepherd
      Director


/s/ John R. Thorne                                  March 16, 1994
- --------------------------
     John R. Thorne
      Director


/s/ Roger  Ware                                     March 16, 1994
- ----------------------------
    Roger B. Ware
       Director

                                                                    SCHEDULE I
                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SUMMARY OF INVESTMENTS-OTHER THAN
                       INVESTMENTS IN RELATED PARTIES
                              December 31, 1993
                               (000s omitted)
==============================================================================
              Column A                Column B      Column C        Column D
              --------                --------      --------        --------
                                                                  Amount Shown
                                                                  on Balance
          Type of Investment            Cost         Value           Sheet
______________________________________________________________________________
Fixed maturities held-to-maturity:
  Bonds -
    United States Government and
     government agencies and
     authorities ................   $  140,784      $148,381        $  140,784
    States, municipalities and
      political subdivisions ....      123,852       131,178           123,852
    Foreign governments .........        7,270         7,578             7,270
    Public utilities ............        2,438         2,623             2,438
    All other corporate bonds ...       43,516        45,281            43,516
  Redeemable preferred stocks ...       66,542        67,108            66,542
                                    ----------      --------        ----------
      Total fixed maturities ....      384,402       402,149           384,402
                                    ----------      ========        ----------

Fixed maturities available-for-sale:
  Bonds -
    United States Government and
     government agencies and
     authorities ................      145,511       151,094           151,094
    States, municipalities and
      political subdivisions ....      153,498       168,542           168,542
    Foreign governments .........        7,381         8,304             8,304
    Public utilities ............       13,805        14,160            14,160
    All other corporate bonds ...      185,459       193,968           193,968
  Redeemable preferred stocks ...       12,062        12,268            12,268
                                    ----------      --------        ----------
      Total fixed maturities ....      517,716       548,336           548,336
                                    ----------      ========        ----------

Equity securities:
  Common stocks -
    Public utilities ............        6,752         7,709             7,709
    Banks, trusts and insurance
      companies .................       44,970        64,867            64,867
    Industrial, miscellaneous and
      all other .................       59,603        66,446            66,446
  Non-redeemable preferred stocks       98,986       103,621           103,621
                                    ----------      --------        ----------
      Total equity securities ...      210,311       242,643           242,643
                                    ----------      ========        ----------

Mortgage loans on real estate ...        1,690                           1,690
Other long-term investments .....       48,992                          48,992
Short-term investments ..........       96,473                          96,473
                                    ----------                      ----------
      Total investments .........   $1,259,584                      $1,322,536
                                    ==========                      ==========


                                                                  SCHEDULE III
                ORION CAPITAL CORPORATION AND SUBSIDIARIES
              CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ORION CAPITAL CORPORATION
                              BALANCE SHEET
                              (000s omitted)

                                  ASSETS

                                                             December 31,
                                                         --------------------
                                                           1993        1992
                                                           ----        ----
Equity securities at market (cost $439 - 1992) ........  $      -    $    503

Short-term investments ................................     8,527       3,735

Cash ..................................................       446          26

Notes receivable and other assets .....................     2,911       3,108

Deferred income taxes .................................    18,891      17,539

Investment in subsidiaries ............................   556,240     457,952

Excess of cost over fair value of net assets acquired..    29,250      30,361
                                                         --------    --------

  Total assets ........................................  $616,265    $513,224
                                                         ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities .....................................  $ 23,960    $ 16,507

Due to affiliates .....................................    18,444      26,810

Federal income taxes payable ..........................    19,294      10,052

Notes payable .........................................   160,372     129,863
                                                         --------    --------

  Total liabilities ...................................   222,070     183,232

Adjustable rate preferred stock .......................         -      18,705

Stockholders' equity ..................................   394,195     311,287
                                                         --------    --------

  Total liabilities and stockholders' equity ..........  $616,265    $513,224
                                                         ========    ========

          See Notes to Condensed Financial Information of Registrant
                                      S-2

                                                                 SCHEDULE III

                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         ORION CAPITAL CORPORATION
                           STATEMENT OF EARNINGS
                              (000s omitted)
                                                    Year Ended December 31,
                                                 ----------------------------
                                                   1993      1992      1991
                                                   ----      ----      ----
Revenues:
  Net investment income .......................  $    458  $    325  $    431
  Realized investment gains (losses) ..........       (13)       13         -
  Other income ................................       550       700         -
                                                 --------  --------  --------
                                                      995     1,038       431
                                                 --------  --------  --------
Expenses:
  Interest ....................................    12,670    12,192    14,027
  General and administrative ..................     1,629     3,801     3,240
  Amortization of excess of cost over fair
    value of net assets acquired ..............     1,111     1,111     1,110
                                                 --------  --------  --------
                                                   15,410    17,104    18,377
                                                 --------  --------  --------

Loss before federal income taxes (benefit),
  equity in net earnings of subsidiaries,
  cumulative effect of adoption of new
  accounting principles and extraordinary
  item ........................................   (14,415)  (16,066)  (17,946)
                                                 --------  --------  --------
Federal income taxes (benefit):
  Current .....................................    16,448     6,104    13,758
  Deferred ....................................      (931)   (5,182)  (12,357)
                                                 --------  --------  --------
                                                   15,517       922     1,401
                                                 --------  --------  --------
Loss before equity in net earnings of
  subsidiaries, cumulative effect of change in
  accounting principles and extraordinary item.   (29,932)  (16,988)  (19,347)
Equity in net earnings of subsidiaries ........    86,920    62,780    64,015
                                                 --------  --------  --------
Earnings before cumulative effect of change in
  accounting principles and extraordinary item.    56,988    45,792    44,668
Cumulative effect of change in accounting
  principles ..................................    11,825         -         -
Extraordinary item - loss on early
  extinguishment of debt, net of income tax
  benefit of $60 ..............................         -     2,920         -
                                                 --------  --------  --------
Net earnings ..................................  $ 68,813  $ 42,872  $ 44,668
                                                 ========  ========  ========

        See Notes to Condensed Financial Information of Registrant
                                   S-3

                                                                 SCHEDULE III

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          ORION CAPITAL CORPORATION
                           STATEMENT OF CASH FLOWS
                               (000s omitted)

                                                   Year Ended December 31,
                                               ------------------------------
                                                 1993       1992       1991
                                                 ----       ----       ----
Cash flows from operating activities:
  Dividends received from subsidiaries ......  $ 25,512   $ 15,645   $ 28,680
  Net investment income collected ...........       156        326        357
  Federal income taxes received from
    subsidiaries ............................     5,600      6,250     13,615
  Interest paid .............................   (11,998)   (10,362)   (14,610)
  Other expenses paid .......................    (2,249)    (2,486)    (2,096)
  Other receipts ............................       634      7,331        547
                                               --------   --------   --------
   Net cash provided by operating activities.    17,655     16,704     26,493
                                               --------   --------   --------
Cash flows from investing activities:
  Sales of equity securities ................       426        188          -
  Net sales (purchases) of short-term
    investments .............................    (4,793)    (1,603)      (225)
  Investments in subsidiaries ...............    (6,983)    (3,578)         -
  Other receipts (payments) .................       (17)        94         (2)
                                               --------   --------   --------
    Net cash used in investing activities ...   (11,367)    (4,899)      (227)
                                               --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of notes payable ...    59,672    127,764      2,000
  Proceeds from issuance of common stock ....       286      9,545         65
  Repayment of notes payable and debentures..   (29,500)  (134,123)   (13,315)
  Dividends paid to stockholders ............   (11,598)   (14,539)   (14,529)
  Purchase and redemption of adjustable rate
    preferred and common stock ..............   (23,615)      (412)      (577)
  Other payments ............................    (1,113)       (40)         -
                                               --------   --------   --------
    Net cash used in financing activities ...    (5,868)   (11,805)   (26,356)
                                               --------   --------   --------
    Net increase (decrease) in cash .........       420          -        (90)
  Cash balance, beginning of year ...........        26         26        116
                                               --------   --------   --------
  Cash balance, end of year .................  $    446   $     26   $     26
                                               ========   ========   ========




          See Notes to Condensed Financial Statements of Registrant


                                                                 SCHEDULE III

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           ORION CAPITAL CORPORATION
                     STATEMENT OF CASH FLOWS - (Continued)
                                (000s omitted)


                                                   Year Ended December 31,
                                               ------------------------------
                                                 1993       1992      1991
                                                 ----       ----      ----
Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings ................................  $ 68,813   $ 42,872   $ 44,668
                                               --------   --------   --------
Adjustments:
  Cumulative effect of change in accounting
    principles ..............................   (11,825)         -          -
  Equity in net earnings of subsidiaries ....   (86,920)   (62,780)   (64,015)
  Consolidating elimination of subsidiaries
    income taxes ............................    18,962     11,631     24,681
  Dividends received from subsidiaries ......    25,512     15,645     28,680
  Depreciation and amortization .............     1,966      1,603      1,667
  Deferred federal income tax benefit .......      (931)    (5,182)   (12,357)
  Realized investment (gains) losses ........        13        (13)         -
  Amortization of discount on debt ..........         9        292        255
  Extraordinary loss ........................         -      2,920          -

Change in assets and liabilities:
  Decrease in notes receivable and other
    assets ..................................       470        276        292
  Increase in taxes payable and other
    liabilities .............................     9,952      1,361     12,205
  Increase (decrease) in due to affiliates ..    (8,366)     8,079     (9,583)
                                               --------   --------   --------
    Total adjustments and changes ...........   (51,158)   (26,168)   (18,175)
                                               --------   --------   --------
  Net cash provided by operating activities..  $ 17,655   $ 16,704   $ 26,493
                                               ========   ========   ========

Non-cash transaction:
     As a result of a change in pooling by the Registrant's insurance subsidiaries, the Registrant received an extraordinary dividend of $65,470,000 (principally securities) in 1993 which it simultaneously contributed to another insurance subsidiary.


         See Notes to Condensed Financial Information of Registrant

                                      S-5

                                                                SCHEDULE III
                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 Years Ended December 31, 1993, 1992 and 1991

Note A - Reclassifications

     The condensed financial information of Orion Capital Corporation (the "Registrant") has been reclassified for 1992 and 1991 to conform to the classifications used in 1993.

Note B - Notes Payable

     Notes payable consist of the following:

                                                                  Estimated
                                           Carrying Value       Market Value
                                          -----------------  -----------------
                                            1993     1992      1993     1992
                                            ----     ----      ----     ----
                                                     (000s omitted)
Borrowings under loan agreement with
  various banks (various interest rates). $ 50,500 $ 20,000  $ 50,500 $ 20,000
$110,000,000 face amount, 9 1/8% Senior
  Notes, due September 1, 2002 ..........  109,872  109,863   119,053  109,076
                                          -------- --------  -------- --------
                                          $160,372 $129,863  $169,553 $129,076
                                          ======== ========  ======== ========
     The Registrant's debt is scheduled to be repaid as follows:

                                                (000s omitted)
          1994 .................................   $  8,000
          1995 .................................     10,000
          1996 .................................     12,000
          1997 .................................     12,000
          1998 .................................      8,500
          2002 .................................    110,000
                                                   --------
                                                   $160,500
          Less unamortized discount ............        128
                                                   --------
                                                   $160,372
                                                   ========

Note C - Expense Reimbursement and Management Fees

     During 1991 through 1993, the Registrant was reimbursed for payroll, office rental and other expenses incurred by it to support the operations of its insurance subsidiaries. This reimbursement of $5,230,000, $4,500,000 and $4,078,000 in 1993, 1992 and 1991, respectively, is accounted for as a
reduction of general and administrative expenses.   The Company received an
investment management fee from Guaranty National of $550,000 in 1993 and $700,000 in 1992.

Note D - Sale of Guaranty National Common Stock

     The equity in net earnings of subsidiaries for 1991 reflects the impact of the sale of the common stock of Guaranty National by the Company's insurance subsidiaries which resulted in a net gain of $33,931,000.

                                                                                                                         SCHEDULE V
                                             ORION CAPITAL CORPORATION AND SUBSIDIARIES
                                                 SUPPLEMENTARY INSURANCE INFORMATION
                                                           (000s omitted)
- -----------------------------------------------------------------------------------------------------------------------------------
   Column A       Column B   Column C   Column D  Column E Column F  Column G   Column H    Column I    Column J  Column J Column K
   --------       --------   --------   --------  -------- --------  --------   --------    --------    --------  -------- --------
                              Reserve
                             For Unpaid          Dividends                                 Amortization
                  Deferred     Losses             Payable                      Losses and  of Deferred            Policy-
                   Policy     and Loss              to                  Net       Loss       Policy      Other    holders'
                 Acquisition Adjustment Unearned  Policy-  Premiums Investment Adjustment  Acquisition Insurance Dividends Premiums
   Segment          Costs     Expenses  Premiums  Holders   Earned    Income    Expenses      Costs     Expenses  Expenses Written
                                (a)       (a)                           (b)
___________________________________________________________________________________________________________________________________
1993:
Regional Operations $19,326  $  474,903  $ 67,310  $10,581  $266,373  $ 33,760   $191,826   $ 59,596    $ 8,144   $ 9,232  $265,082
Reinsurance/
  Special Programs.  38,196     665,500   192,049    1,942   351,031    55,500    267,306     88,844      9,237     3,281   370,504
Other .............       -           -         -        -         -     2,543          -          -          -         -         -
                    -------  ----------  --------  -------  --------  --------   --------   --------    -------   -------  --------
                    $57,522  $1,140,403  $259,359  $12,523  $617,404  $ 91,803   $459,132   $148,440    $17,381   $12,513  $635,586
                    =======  ==========  ========  =======  ========  ========   ========   ========    =======   =======  ========
1992:
Regional Operations $21,481  $  510,836  $ 67,791  $ 9,919  $268,145  $ 33,182   $214,692   $ 62,704    $10,595   $ 9,366  $269,550
Reinsurance/
  Special Programs.  34,653     570,560   164,525    3,241   292,060    48,416    209,340     72,966      6,563     4,192   297,880
Other .............       -           -         -        -         -       885          -          -          -         -         -
                    -------  ----------  --------  -------  --------  --------   --------   --------    -------   -------  --------
                    $56,134  $1,081,396  $232,316  $13,160  $560,205  $ 82,483   $424,032   $135,670    $17,158   $13,558  $567,430
                    =======  ==========  ========  =======  ========  ========   ========   ========    =======   =======  ========
1991:
Regional Operations                                         $263,478  $ 32,014   $225,369   $ 67,500    $12,534   $12,738  $272,758
Reinsurance/
  Special Programs.                                          256,619    43,924    189,628     63,782     10,378     3,722   280,081
Guaranty National
  Companies .......                                          181,289    23,060    123,418     52,491      5,450         -   181,226
Other .............                                                -     1,208          -          -          -         -         -
                                                            --------  --------   --------   --------    -------   -------  --------
                                                            $701,386  $100,206   $538,415   $183,773    $28,362   $16,460  $734,065
                                                            ========  ========   ========   ========    =======   =======  ========

(a)  Balances for 1992 have been restated to reflect the adoption of SFAS No. 113, which requires reinsurance recoverables to be reported as assets rather than offsetting liabilities.
(b)  Net investment income for Regional Operations and Reinsurance/Special Programs is allocated on the basis of cash flow.
                                                                       S-7
/TABLE

                                                             SCHEDULE VIII

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (000s omitted)


===============================================================================
    Column A          Column B           Column C          Column D   Column E
    --------          --------           --------          --------   --------
                                         Additions
                                  ----------------------
                                      (1)        (2)
                     Balance at   Charged to  Charged to             Balance at
                    Beginning of   Costs and    Other     Deductions   End of
  Description          Period      Expenses    Accounts      (a)       Period
_______________________________________________________________________________
1993:
Allowance for
  doubtful accounts-
  Accounts and notes
    receivable         $1,959       $2,337      $    -      $2,437     $1,859
                       ======       ======      ======      ======     ======

1992:
Allowance for
  doubtful accounts-
  Accounts and notes
    receivable         $2,636       $2,327      $    -      $3,004     $1,959
                       ======       ======      ======      ======     ======

1991:
Allowance for
  doubtful accounts-
  Accounts and notes
    receivable         $3,227       $2,293      $    -      $2,884(b)  $2,636
                       ======       ======      ======      ======     ======



     (a)  Accounts written off

     (b)  Includes $336 deducted in the deconsolidation of Guaranty National







                                                                              SCHEDULE IX

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
                               SHORT-TERM BORROWINGS

                       (000s omitted-except for percentages)

=========================================================================================
     Column A           Column B     Column C     Column D      Column E      Column F
     --------           --------     --------     --------      --------      --------
                                                   Maximum       Average      Weighted
                                     Weighted       Amount        Amount       Average
Category of Aggregate                 Average    Outstanding   Outstanding  Interest Rate
    Short-Term         Balance at    Interest    During the    During the    During the
    Borrowings        End of Period    Rate         Period        Period       Period
_________________________________________________________________________________________
1993:
   Notes payable to
     banks ........     $     -           -%      $     -       $     -           -%
                        =======       =====       =======       =======        ====

1992:
   Notes payable to
     banks ........     $     -           -%      $10,875       $ 3,320        5.72%
                        =======       =====       =======       =======        ====

1991:
   Notes payable to
     banks ........     $10,875        6.45%      $14,500       $13,740        7.74%
                        =======       =====       =======       =======        ====


                                                                                                                        SCHEDULE X
                                               ORION CAPITAL CORPORATION AND SUBSIDIARIES
                                  SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS
                                                             (000s omitted)

===================================================================================================================================
    Column A       Column B   Column C   Column D  Column E Column F  Column G      Column H          Column I   Column J  Column K
    --------       --------   --------   --------  -------- --------  --------      --------          --------   --------  --------
                               Reserve
                                 for                                             Losses and Loss
                                Unpaid                                         Adjustment Expenses  Amortization   Paid
                   Deferred     Losses   Discount                              Incurred Related to  of Deferred   Losses
                    Policy     and Loss  Deducted                       Net        (1)       (2)      Policy     and Loss
Affiliation with  Acquisition Adjustment in Column Unearned Premiums Investment  Current    Prior  Acquisition  Adjustment Premiums
   Registrant        Costs     Expenses     (C)    Premiums  Earned    Income      Year     Year      Costs      Expenses  Written
                                 (a)        (b)       (a)
___________________________________________________________________________________________________________________________________
1993:
 Consolidated
  property and
  casualty entities $ 57,522  $1,140,403  $  4,100  $259,359 $617,404  $ 89,260  $434,840  $ 24,292  $148,440   $374,625  $635,586
                    ========  ==========  ========  ======== ========  ========  ========  ========  ========   ========  ========

1992:
 Consolidated
  property and
  casualty entities $ 56,134  $1,081,396  $  4,100  $232,316 $560,205  $ 81,598  $397,551  $ 26,481  $135,670   $346,201  $567,430
                    ========  ==========  ========  ======== ========  ========  ========  ========  ========   ========  ========

1991:
 Consolidated
  property and
  casualty entities                                          $701,386  $ 98,998  $474,925  $ 63,490  $183,773   $461,888  $734,065
                                                             ========  ========  ========  ========  ========   ========  ========

(a)  Balances for 1992 have been restated to reflect the adoption of SFAS No. 113, which requires reinsurance recoverables to be recorded as assets rather than offsetting liabilities.
(b)  Discount deducted in Column C is computed using a statutory interest rate of 3.5% at December 31, 1993 and 1992 for certain workers compensation losses.
     Amounts for Guaranty National are consolidated through November 20, 1991.  At that date, Guaranty National became a separate registrant and files its own Form 10-K and related schedules.

                                                                     S-10
/TABLE

                            EXHIBIT INDEX


Exhibit 3(i)          Restated Certificate of Incorporation
                      of the Company, as amended on June 3, 1993.

Exhibit 3(ii)         By-Laws of the Company, as amended on
                      May 7, 1993.

Exhibit 10(xxii) Letter Agreement, dated September 13, 1993, by and between the Company and Intercargo
                      Corporation.

Exhibit 10(xxiii) Agreement, dated September 13, 1993, by and between the Company and The Harper Group, Inc.

  Exhibit 11            Statement re:  computation of earnings
                        per common share.

  Exhibit 21            Subsidiaries of the Company.

  Exhibit 23            Consents of Deloitte & Touche.

  Exhibit 28 Information from reports furnished to state insurance regulatory authorities.