Form 10-K/A
period 1993-12-31
ORION CAPITAL CORP
filed 1994-04-28
CIK 74931

FORM 10-K/A

                                AMENDMENT NO. 1

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

              (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________

Commission file number 1-7801
                       ------

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