Form 10-Q
period 1994-03-31
ORION CAPITAL CORP
filed 1994-05-03
CIK 74931

                            FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1994

        (  )   TRANSITION REPORT, PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 1-7801

                      ORION CAPITAL CORPORATION
                      --------------------------
         (Exact name of registrant as specified in its charter)

                       Delaware                                   95-6069054
- ---------------------------                   ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification Number)

30 Rockefeller Plaza
New York, New York                                  10112 - 0156
- ----------------------------------------      -----------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code: (212) 332-8080
                                                     --------------

Former name, former address and former fiscal year if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                            No
                   ----                                ----


14,320,729 shares of Common Stock, $1.00 par value, of the registrant were outstanding on April 29, 1994.

                            Page 1 of 25
                 Exhibit Index Appears at Page 23

                        ORION CAPITAL CORPORATION

                             FORM 10-Q INDEX

                  For the Quarter Ended March 31, 1994




                                                                    Page
                                                                   Number
                                                                   ------

PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:
    Consolidated Balance Sheet at March 31, 1994 (Unaudited)
      and December 31, 1993 ..................................     3 - 4

    Consolidated Statement of Earnings for the three-months
      ended March 31, 1994 and 1993 (Unaudited) ..............         5

    Consolidated Statement of Stockholders' Equity for the
      three-months ended March 31, 1994 and 1993 (Unaudited),
      and for the year ended December 31, 1993 ...............         6

    Consolidated Statement of Cash Flows for the three-months
      ended March 31, 1994 and 1993 (Unaudited) ..............     7 - 8

    Notes to Consolidated Financial Statements (Unaudited) ...     9 - 12

    Independent Accountants' Review Report ...................         13

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............    14 - 20

PART II.  OTHER INFORMATION ..................................         21

                          PART 1. FINANCIAL INFORMATION
                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                 (000s omitted)

                                              March 31, 1994     December 31,
                                                (Unaudited)          1993
                                              --------------     ------------
Investments:
  Fixed maturities at amortized cost
    (market $399,849 - 1994 and $402,149 -
    1993) ..................................    $  394,956        $  384,402
  Fixed maturities at market (amortized
    cost $525,451 - 1994 and $517,716 - 1993)      527,794           548,336
  Common stocks at market (cost $113,963 -
    1994 and $111,325 - 1993) ..............       133,201           139,022
  Non-redeemable preferred stocks at
    market (cost $121,150 - 1994 and
    $98,986 - 1993 .........................       122,065           103,621
  Other long-term investments ..............        51,671            50,682
  Short-term investments ...................        91,450            96,473
                                                ----------        ----------
     Total investments .....................     1,321,137         1,322,536
Cash .......................................        14,532             6,433
Accrued investment income ..................        15,551            17,623
Investments in and advances to affiliates ..       108,212           111,459
Accounts and notes receivable ..............       125,023           111,539
Reinsurance recoverables and prepaid
  reinsurance ..............................       363,853           393,309
Deferred policy acquisition costs ..........        65,520            57,522
Property and equipment .....................        23,976            23,596
Excess of cost over fair value of net
  assets acquired ..........................        30,294            30,587
Deferred federal income taxes ..............        33,103            18,891
Other assets ...............................        24,169            23,959
                                                ----------        ----------
     Total assets ..........................    $2,125,370        $2,117,454
                                                ==========        ==========








            See Notes to Consolidated Financial Statements (Unaudited)
                                       Page 3

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                    (000s omitted - except for share data)

                                                  March 31, 1994  December 31,
                                                    (Unaudited)       1993
                                                  --------------  ------------
Liabilities:
  Policy liabilities -
    Losses ......................................   $  947,084     $  937,775
    Loss adjustment expenses ....................      205,457        202,628
    Unearned premiums ...........................      262,438        259,359
    Policyholders' dividends ....................       11,908         12,523
                                                    ----------     ----------
      Total policy liabilities ..................    1,426,887      1,412,285
  Federal income taxes payable ..................       17,713         19,294
  Other liabilities .............................      147,511        131,308
  Notes payable .................................      158,375        160,372
                                                    ----------     ----------
      Total liabilities .........................    1,750,486      1,723,259
                                                    ----------     ----------

Contingencies (Note E)

Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares -
    issued and outstanding - none
  Common stock, $1 par value; authorized
    30,000,000 shares; issued 15,337,650 shares..       15,338         15,338
  Capital surplus ...............................      148,061        148,167
  Net unrealized investment gains, net of federal
    income taxes of $3,195 - 1994 and $18,718 -
    1993 ........................................       20,736         49,566
  Net unrealized foreign exchange translation
    losses, net of federal income tax benefit of
    $634 - 1994 and $394 - 1993 .................       (4,110)        (3,665)
  Retained earnings .............................      209,147        198,491
  Treasury stock, at cost (991,399 shares - 1994
    and 965,442 shares - 1993) ..................      (12,934)       (12,182)
  Deferred compensation on restricted stock .....       (1,354)        (1,520)
                                                    ----------     ----------
      Total stockholders' equity ................      374,884        394,195
                                                    ----------     ----------
      Total liabilities and stockholders' equity.   $2,125,370     $2,117,454
                                                    ==========     ==========



           See Notes to Consolidated Financial Statements (Unaudited)
                                     Page 4

                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF EARNINGS
                                 (UNAUDITED)
               (000s omitted-except for per common share data)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1994            1993
                                                     ----            ----
Revenues:
  Premiums earned .............................    $167,095        $149,272
  Net investment income .......................      20,768          21,677
  Realized investment gains ...................         533           4,812
  Other income ................................         302             303
                                                   --------        --------
                                                    188,698         176,064
                                                   --------        --------
Expenses:
  Losses incurred .............................      96,998          90,523
  Loss adjustment expenses ....................      24,771          23,274
  Amortization of deferred policy acquisition
    costs .....................................      40,043          34,042
  Other insurance expenses ....................       4,345           4,033
  Dividends to policyholders ..................       3,636           3,309
  Interest expense ............................       3,324           2,875
  Other expenses ..............................       1,400           2,141
                                                   --------        --------
                                                    174,517         160,197
                                                   --------        --------
Earnings before equity in earnings of affiliate,
  federal income taxes and cumulative effect of
  adoption of new accounting principles .......      14,181          15,867
Equity in earnings of affiliate ...............       3,032           3,060
                                                   --------        --------
Earnings before federal income taxes and
  cumulative effect of adoption of new
  accounting principles .......................      17,213          18,927
Federal income taxes ..........................       3,973           4,599
                                                   --------        --------
Earnings before cumulative effect of adoption
  of new accounting principles ................      13,240          14,328
Cumulative effect of adoption of new
  accounting principles .......................           -          11,825
                                                   --------        --------
  Net earnings ................................    $ 13,240        $ 26,153
                                                   ========        ========

Earnings per common share before cumulative
  effect of adoption of new accounting
  principles ..................................    $    .91        $    .97
Cumulative effect of adoption of new
  accounting principles .......................           -             .81
                                                   --------        --------
  Net earnings per common share ...............    $    .91        $   1.78
                                                   ========        ========





          See Notes to Consolidated Financial Statements (Unaudited)
                                     Page 5

                     ORION CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (000s omitted)

                                                Three Months Ended
                                                     March 31,       Year Ended
                                                    (Unaudited)      December 31,
                                                -------------------  -----------
                                                  1994       1993       1993
                                                  ----       ----       ----
Convertible exchangeable preferred stock:
  Balance, beginning of period ..............   $      -   $ 28,524   $ 28,524
  Conversion of preferred stock .............          -    (28,524)   (28,524)
                                                --------   --------   --------
  Balance, end of period ....................   $      -   $      -   $      -
                                                ========   ========   ========
Common stock:
  Balance, beginning of period ..............   $ 15,338   $ 11,110   $ 11,110
  Conversion of preferred stock .............          -      1,138      1,139
  Exercise of stock options and issuance of
    restricted stock ........................          -          7         24
  Stock issued in 5-for-4 stock splits ......          -          -      3,065
                                                --------   --------   --------
  Balance, end of period ....................   $ 15,338   $ 12,255   $ 15,338
                                                ========   ========   ========
Capital surplus:
  Balance, beginning of period ..............   $148,167   $124,754   $124,754
  Redemptions and conversions of preferred
    stock ...................................          -     26,387     26,072
  Exercise of stock options and issuance
    (cancellation) of restricted stock ......       (106)       191        406
  Stock issued in 5-for-4 stock splits ......          -          -     (3,065)
                                                --------   --------   --------
  Balance, end of period ....................   $148,061   $151,332   $148,167
                                                ========   ========   ========
Net unrealized investment gains:
  Balance, beginning of period ..............   $ 49,566   $ 18,815   $ 18,815
  Cumulative effect of adoption of new
    accounting principle, net of taxes
    of $11,157 ..............................          -          -     20,720
  Change in unrealized investment gains,
    net of taxes ............................    (28,830)     9,790     10,031
                                                --------   --------   --------
  Balance, end of period ....................   $ 20,736   $ 28,605   $ 49,566
                                                ========   ========   ========
Net unrealized foreign exchange translation
  losses:
  Balance, beginning of period ..............   $ (3,665)  $ (2,918)  $ (2,918)
  Change in unrealized foreign exchange
    translation losses, net of taxes ........       (445)        87       (747)
                                                --------   --------   --------
  Balance, end of period ....................   $ (4,110)  $ (2,831)  $ (3,665)
                                                ========   ========   ========
Retained earnings:
  Balance, beginning of period ..............   $198,491   $139,947   $139,947
  Net earnings ..............................     13,240     26,153     68,813
  Dividends declared ........................     (2,584)    (2,707)   (10,269)
                                                --------   --------   --------
  Balance, end of period ....................   $209,147   $163,393   $198,491
                                                ========   ========   ========

Treasury stock:
  Balance, beginning of period ..............   $(12,182)  $ (6,694)  $ (6,694)
  Exercise of stock options and issuance
    (cancellation) of restricted stock ......        232         (3)       (15)
  Acquisition of treasury stock .............       (984)       (22)    (5,473)
                                                --------   --------   --------
  Balance, end of period ....................   $(12,934)  $ (6,719)  $(12,182)
                                                ========   ========   ========
Deferred compensation on restricted stock:
  Balance, beginning of period ..............   $ (1,520)  $ (2,251)  $ (2,251)
  Issuance of restricted stock ..............         (6)      (122)      (108)
  Amortization of deferred compensation on
    restricted stock ........................        172        214        839
                                                --------   --------   --------
  Balance, end of period ....................   $ (1,354)  $ (2,159)  $ (1,520)
                                                ========   ========   ========

            See Notes to Consolidated Financial Statements (Unaudited)
                                     Page 6



                       ORION CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
                                     (000s omitted)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1994           1993
                                                         ----           ----
Cash flows from operating activities:
  Premiums collected .............................    $ 178,488      $ 152,400
  Net investment income collected ................       22,580         22,308
  Losses and loss adjustment expenses paid .......     (103,262)       (62,001)
  Policy acquisition costs paid ..................      (48,989)       (37,637)
  Dividends paid to policyholders ................       (4,251)        (2,497)
  Interest paid ..................................       (5,753)        (5,075)
  Federal income tax payments ....................       (4,001)           (37)
  Other receipts (payments) ......................        5,092        (16,248)
                                                      ---------      ---------
    Net cash provided by operating activities ....       39,904         51,213
                                                      ---------      ---------

Cash flows from investing activities:
  Maturities of fixed maturity investments .......       49,766         25,740
  Sales of fixed maturity investments ............       43,039         31,199
  Sales of equity securities .....................       24,922         29,188
  Investments in fixed maturities ................     (100,827)       (62,668)
  Investments in equity securities ...............      (49,025)       (27,316)
  Net sales (purchases) of short-term investments.        7,098        (43,018)
  Other payments .................................       (1,049)        (3,264)
                                                      ---------      ---------
    Net cash used in investing activities ........      (26,076)       (50,139)
                                                      ---------      ---------

Cash flows from financing activities:
  Proceeds from issuance of notes payable ........            -         34,701
  Proceeds from exercise of stock options ........          120             51
  Repayment of notes payable .....................       (2,000)       (25,000)
  Dividends paid to stockholders .................       (2,591)        (3,100)
  Purchases of adjustable rate preferred and
    common stock .................................       (1,244)          (181)
  Other payments .................................          (14)          (966)
                                                      ---------      ---------
    Net cash provided by (used in) financing
      activities .................................       (5,729)         5,505
                                                      ---------      ---------
Effect of foreign exchange rate changes on cash...            -            (24)
                                                      ---------      ---------
    Net increase in cash .........................        8,099          6,555
Cash balance, beginning of period ................        6,433         12,764
                                                      ---------      ---------
Cash balance, end of period ......................    $  14,532      $  19,319
                                                      =========      =========





          See Notes to Consolidated Financial Statements (Unaudited)
                                     Page 7

                       ORION CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                      (UNAUDITED)
                                    (000s omitted)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1994            1993
                                                        ----            ----
Reconciliation of net earnings to net
  cash provided by operating activities:
Net earnings ....................................     $ 13,240        $ 26,153
                                                      --------        --------
Adjustments:
  Cumulative effect of adoption of new accounting
    principles ..................................            -         (11,825)
  Depreciation and amortization .................        1,007             936
  Amortization of excess of cost over fair
    value of net assets acquired ................          293             292
  Deferred federal income taxes .................        1,551           1,911
  Amortization of fixed maturity investments ....          402            (185)
  Non-cash investment income ....................       (1,423)         (2,322)
  Equity in earnings of affiliate ...............       (3,032)         (3,060)
  Dividends received from affiliate .............          905             711
  Realized investment gains .....................         (533)         (4,812)
  Foreign exchange translation adjustment .......          115              37
  Other .........................................           (9)              8

Change in assets and liabilities:
  Decrease in accrued investment income .........        2,072           2,747
  Increase in accounts and notes receivable .....      (13,484)         (9,897)
  Decrease in reinsurance recoverables and
    prepaid reinsurance .........................       29,456          35,259
  Increase in deferred policy acquisition costs..       (7,998)         (2,299)
  Decrease in other assets ......................          362           2,411
  Increase in losses ............................        9,309          19,010
  Increase in loss adjustment expenses ..........        2,829           1,253
  Increase in unearned premiums .................        3,079           9,369
  Increase (decrease) in policyholders'
    dividends ...................................         (615)            812
  Increase (decrease) in other liabilities ......        2,378         (15,296)
                                                      --------        --------
    Total adjustments and changes ...............       26,664          25,060
                                                      --------        --------
Net cash provided by operating activities .......     $ 39,904        $ 51,213
                                                      ========        ========







          See Notes to Consolidated Financial Statements (Unaudited)
                                     Page 8

                ORION CAPITAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     Three Months Ended March 31, 1994

Note A - Basis of Financial Statement Presentation

     The consolidated financial statements and notes thereto are prepared in accordance with generally accepted accounting principles for property and casualty insurance companies. The consolidated financial statements include Orion Capital Corporation and its wholly-owned subsidiaries (collectively the "Company"). The Company's investments in unconsolidated affiliates are accounted for using the equity method. All material intercompany balances and transactions have been eliminated.

     In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's results of operations, financial position and cash flows for all periods presented. Although these consolidated financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 annual report on Form 10-K.

     Effective January 1, 1993 the Company recorded the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." Upon adoption of SFAS No. 109, the Company recorded a benefit of $16,881,000 which was principally attributable to its deferred tax benefits that had not been recognized due to limitations under prior accounting standards. SFAS No. 106 requires the accrual of the estimated cost of retiree benefit payments during the years the employees provide services. Upon adoption of SFAS No. 106 the Company's accumulated obligation for providing medical benefits to retirees was $5,056,000, after a related tax benefit of $2,604,000. Included in the cumulative effects of adopting these accounting principles is the Company's portion of Guaranty National's benefit from changes in accounting principles in 1993 of $360,000, net of $185,000 of federal income taxes provided by the Company.

     Effective December 31, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes the "available-for-sale" category of investment securities and requires such securities to be recorded at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. As a result of the adoption of this standard on December 31, 1993, the Company increased its investments recorded at market value by $452,102,000, and its unrealized appreciation on investments, a component of stockholders' equity, by $20,720,000, net of deferred income taxes.

Note B - Investment in Affiliates

     The Company owns slightly less than fifty percent of the common stock of Guaranty National Corporation ("Guaranty National"), and approximately twenty percent of Intercargo Corporation ("Intercargo"), both publicly-held companies. The acquisition of the Company's interest in Intercargo was completed in December 1993. Beginning in 1994 the Company will record its share of Intercargo's operating results in the following quarter. Summarized financial information of Guaranty National for the three months ended March 31, 1994 and 1993 is as follows:

                                                    Three Months Ended
                                                         March 31,
                                                   ---------------------
                                                     1994         1993
                                                     ----         ----
                                                       (000s omitted)
Revenues:
  Premiums earned ................................. $  75,331  $  56,956
  Realized investment gains .......................     1,145        876
  Investment and other income .....................     5,865      5,650
                                                    ---------  ---------
                                                       82,341     63,482
                                                    ---------  ---------
Expenses:
  Insurance expenses ..............................    73,618     54,156
  Interest and other ..............................       858        835
                                                    ---------  ---------
                                                       74,476     54,991
                                                    ---------  ---------
Earnings before federal income taxes and cumulative
  effect of change in accounting principles .......     7,865      8,491
Federal income taxes ..............................     1,795      2,284
                                                    ---------  ---------
Earnings before cumulative effect of change in
  accounting principles ........................... $   6,070  $   6,207
                                                    =========  =========

The Company's proportionate share:
  Earnings before cumulative effect of change in
    accounting principles ......................... $   3,032  $   3,060
                                                    =========  =========
  Cumulative effect of change in accounting
    principles .................................... $       -  $     545
                                                    =========  =========

     The Company's investments in and advances to affiliates are as follows:
                                               March 31,    December 31,
                                                  1994          1993
                                               ---------    ------------
                                                    (000s omitted)
Book value ................................    $108,212       $111,459
Market value ..............................     120,565        143,255

Guaranty National shares held .............       6,059          6,143
  - Book value of shares held .............    $ 72,284       $ 75,394
  - Market value of shares held ...........      89,369        107,510

Intercargo shares held ....................       1,526          1,526
  - Book value of shares held .............    $ 18,732       $ 18,869
  - Market value of shares held ...........      14,120         17,936

Note C - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information:

                                            Three Months Ended March 31,
                                            ----------------------------
                                                  1994         1993
                                                  ----         ----
                                                    (000s omitted)
Direct premiums written ..................      $165,819     $157,354
Reinsurance assumed ......................        29,980       31,268
                                                --------     --------
Gross premiums written ...................       195,799      188,622
Reinsurance ceded ........................        (7,652)     (28,329)
                                                --------     --------
Net premiums written .....................      $188,147     $160,293
                                                ========     ========
Direct premiums earned ...................      $160,170     $159,735
Reinsurance assumed ......................        32,549       19,518
                                                --------     --------
Gross premiums earned ....................       192,719      179,253
Reinsurance ceded ........................       (25,624)     (29,981)
                                                --------     --------
Net premiums earned ......................      $167,095     $149,272
                                                ========     ========
Loss and loss adjustment expenses
  recoverable from reinsurers ............      $ 12,798     $ 18,481
                                                ========     ========

Note D - Stockholders' Equity and Earnings Per Common Share

     During the first quarter of 1994, the Company repurchased 31,000 shares of its common stock at an aggregate cost of $984,000.

     Common stock and per common share data have been restated, as required, to give effect to the 5-for-4 stock split paid on November 15, 1993 to stockholders of record on October 15, 1993.

     On December 21, 1992, Orion called for redemption its $2.125 Convertible Exchangeable Preferred Stock (the "$2.125 Preferred Stock") on January 21, 1993. The market price of the shares of common stock that a holder would receive upon conversion of the preferred stock was substantially higher than the redemption price of $25.76 per share. Consequently, most holders converted into common stock prior to the redemption date, resulting in the issuance of 3,579 shares of common stock in December 1992 and 1,423,544 shares of common stock in January 1993. Holders of 21,605 shares of $2.125 Preferred Stock, who did not elect to convert, redeemed their shares for an aggregate of $557,000.

     Primary earnings per common share are computed using the weighted average common and dilutive common equivalent shares outstanding for the three months ended March 31, 1994 and 1993. The weighted average common shares amounted to 14,487,000 and 14,446,000 shares for the quarters ended March 31, 1994 and 1993, respectively. Included in the calculation of 1993 first quarter earnings per common share were $380,000 of dividends on the Company's Adjustable Rate Preferred Stock and $2,000 of dividends on shares of its $2.125 Preferred Stock. Preferred stock dividends were deducted from earnings to compute earnings per common share. Fully-diluted earnings per share is not presented as dilution is less than three percent for both periods.

Note E - Contingencies

     The Company and its subsidiaries are routinely engaged in litigation incidental to their businesses; however, in the judgment of the Company's management, there are no significant legal proceedings pending against the Company or its subsidiaries which, net of loss reserves established therefor and giving effect to reinsurance, are likely to result in judgments for amounts that are material to the financial condition of the Company and its consolidated subsidiaries, taken as a whole. (See also Notes G and H to the 1993 consolidated financial statements).

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Orion Capital Corporation
New York, New York

     We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of March 31, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

     As discussed in Note A to the consolidated financial statements effective January 1, 1993 the Company changed the method of accounting for income taxes and post-retirement benefits. Also effective on December 31, 1993, the Company changed its method of accounting for investments.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Orion Capital Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended; and in our report dated February 22, 1994, we expressed an unqualified opinion on those consolidated financial statements. The consolidated statements of earnings and cash flows for the year ended December 31, 1993 are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993 and related consolidated statement of stockholders' equity for the year then ended is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.


DELOITTE & TOUCHE


Hartford, Connecticut
April 25, 1994

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                  Three Months Ended March 31, 1994 and 1993

RESULTS OF OPERATIONS

     Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business which is reported as three segments - Regional Operations, Reinsurance/Special Programs and Guaranty National Companies. Regional Operations markets workers compensation insurance through EBI Companies and Nations' Care, Inc. Reinsurance/Special Programs includes (i) DPIC Companies ("DPIC"), which markets professional liability insurance, (ii) Connecticut Specialty Insurance Group ("Connecticut Specialty"), which underwrites and sells specialty insurance programs, (iii) SecurityRe Companies ("SecurityRe"), which writes reinsurance and (iv) a 20.0% interest in Intercargo Corporation ("Intercargo") which underwrites insurance coverages for international trade. The third segment, Guaranty National Companies, specializes in writing nonstandard commercial and personal automobile insurance. The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment.

     Earnings (loss) by segment before federal income taxes and the cumulative effect of the adoption of new accounting principles are summarized as follows for the quarterly periods ended March 31, 1994 and 1993.

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1994      1993
                                                       ----      ----
                                                       (000s omitted)
Regional Operations ...............................  $ 8,260   $ 6,788
Reinsurance/Special Programs ......................    9,175    12,847
Guaranty National Corporation .....................    3,032     3,060
                                                     -------   -------
  Total ...........................................   20,467    22,695
Other .............................................   (3,254)   (3,768)
                                                     -------   -------
                                                     $17,213   $18,927
                                                     =======   =======

     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company.

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1994       1993
                                                       ----       ----
Loss and loss adjustment expenses .................    72.9%      76.3%
Policy acquisition costs and other insurance
  expenses ........................................    26.5       25.5
                                                      -----      -----
    Total before policyholders' dividends .........    99.4      101.8
Policyholders' dividends ..........................     2.2        2.2
                                                      -----      -----
    Total after policyholders' dividends ..........   101.6%     104.0%
                                                      =====      =====

REVENUES

Premiums written and premiums earned
- ------------------------------------

     Net premiums written increased 17.4% ($27,854,000) to $188,147,000 in the first quarter of 1994 versus $160,293,000 in the first quarter of 1993. The results by segment are as follows:

  - Regional Operations' premiums written increased 3.6% ($2,622,000) from $73,158,000 in the first quarter of 1993 to $75,780,000 in the first quarter of 1994. Premiums written increased in geographic areas where the Company has had favorable loss experience stemming from its service oriented approach. The increase was partially offset by the impact of legislative reforms in certain states which have led to both lower premium rates and reduced loss expenses, generally resulting in more profitable business. This segment has begun to market alternative workers compensation products and services through its new division, Nations' Care Inc.

  - Reinsurance/Special Programs' premiums written during the first quarter of 1994 increased 29.0% ($25,232,000) from $87,135,000 in the first quarter of 1993 to $112,367,000 in the 1994 first quarter. Premium volume for Connecticut Specialty decreased 2.6% ($1,246,000) to $47,458,000 in the first quarter of 1994 from $48,704,000 in the 1993 period. Premiums written by DPIC for professional liability insurance, the largest special program, increased 71.7% ($20,931,000) to $50,135,000 in 1994's first quarter from
     $29,204,000 for the first quarter of 1993. The increase is primarily attributable to the discontinuation on January 1, 1994 of a reinsurance contract related to business in force on that date in order to retain more of DPIC's profitable business. The percentage of treaty and facultative reinsurance premiums assumed to total net premiums written for Reinsurance/Special Programs amounted to 13.1% and 10.6% in the first quarters of 1994 and 1993, respectively.

     Premiums earned increased 11.9% ($17,823,000) to $167,095,000, in the first quarter of 1994 compared to $149,272,000 in the first quarter of 1993.

Net investment income
- ---------------------

      Pre-tax net investment income decreased $909,000 to $20,768,000 for the first quarter of 1994 versus $21,677,000 for the first quarter of 1993. The pre-tax yields on the average investment portfolio were 6.6% and 7.5% for the first quarters of 1994 and 1993, respectively, reflecting a change in the Company's mix of investments toward higher amounts of tax-advantaged securities which generally yield less than fully taxable securities, issuers calling their securities in order to refinance at lower rates and generally lower yields on new investments due to current market conditions. The Company's investment portfolio was carried at $1,321,137,000 at March 31, 1994 and $1,322,536,000 at
December 31, 1993. Net purchases of investments during 1994 were offset by the recording of the decline in market values of investments during the first quarter.

     The Company's investment philosophy is to achieve a superior rate of return after taxes and maintain a high degree of safety and liquidity. Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as "available-for-sale" and are carried at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. The carrying value of fixed maturity and short
term  investments   amounted  to  $1,014,200,000  and  $1,029,211,000  at
March 31, 1994 and December 31, 1993, respectively, or approximately 76.8% and 77.8% of the investment portfolio.

     The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At March 31, 1994 and December 31, 1993, the Company's investments in non-investment grade and unrated fixed maturity securities were carried at $130,617,000 and $97,653,000 with market values of $129,964,000 and $97,306,000, respectively. These investments represented a total of 9.8% and 7.3% of cash and investments and 6.1% and 4.6% of total assets at March 31, 1994 and December 31, 1993, respectively.

Realized investment gains
- -------------------------

     Net realized investment gains decreased $4,279,000 to $533,000 in the first quarter of 1994 from $4,812,000 in the first quarter of 1993. Realized investment gains in the first quarters of 1994 and 1993 are net of $794,000 and $1,700,000, respectively, of provisions for losses on securities deemed to be other than temporarily impaired. Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors.

EXPENSES AND OTHER

Operating ratios
- ----------------

     The ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") was 72.9% in the 1994 first quarter compared to 76.3% in the same period of 1993. The decrease in the loss ratio from the first quarter of 1993 to the first quarter of the current year was attributable to lower loss ratios in both the Regional Operations and Reinsurance/Special Programs segments. Adverse development of prior years' losses amounted to $5,084,000, compared with $7,789,000 in the first quarter of 1993. Management believes that the Company's reserves for loss and loss adjustment expenses make reasonable and sufficient provision for the ultimate net cost of all losses on claims incurred.

     The loss ratio for the Regional Operations segment was 69.6% in the 1994 first quarter and 75.8% in the 1993 first quarter, reflecting continued improvement in workers compensation insurance, and decreasing levels of losses for runoff, principally from closed offices and commercial package business.

     The first quarter 1994 and 1993 loss ratios for Reinsurance/Special Programs amounted to 75.2% and 76.6%, respectively. The decrease in the 1994 loss ratio was primarily attributable to improved operating results for DPIC and Security Re. The 1994 and 1993 loss ratios were impacted by
1.0 and .7 percentage points, respectively, by the January 1994 California earthquake and the explosion at the World Trade Center from the Company's participation as a reinsurer.

     The ratio of deferred policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") was 26.5% in the first three months of 1994 as compared to 25.5% in 1993. The increase in the 1994 expense ratio results primarily from lower ceding commissions in 1994 related to the DPIC reinsurance program coupled with low assessments in 1993 from assigned risk pools. The ratio of policyholders' dividends to premiums earned (the "dividend ratio") was 2.2% in both 1994 and 1993. The combined ratio was 101.6% in the first quarter of 1994 and 104.0% for the same period of 1993.
                                  Page 17

Interest expense
- ----------------

     Interest expense increased to $3,324,000 in the first quarter of 1994 versus $2,875,000 in 1993. The increase of 15.6% reflects higher average debt outstanding in 1994 as compared to 1993, including debt incurred to redeem the Company's Adjustable Rate Preferred Stock, offset for the most part by lower average interest rates.

Equity in earnings of affiliate
- -------------------------------

     The Company's portion of Guaranty National's net earnings before the cumulative effect of adopting changes in accounting principles was $3,032,000 for the first quarter of 1994 and $3,060,000 for the first quarter of 1993, based on Guaranty National's earnings of $6,070,000 and $6,207,000 for the respective periods. Guaranty National's gross premiums written increased to $88,148,000 for the first three months of 1994 from $75,830,000 for the 1993 period. Guaranty National's overall combined ratio was 97.7% and 95.0% in the first quarters of 1994 and 1993, respectively.

Federal income taxes
- --------------------

     Federal income taxes on pre-tax operating results and the related effective tax rates amounted to $3,973,000 (23.1%) and $4,599,000 (24.3%)
in the first quarters of 1994 and 1993, respectively. The Company's effective tax rate is less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities.

Cumulative effect of adoption of new accounting principles
- ----------------------------------------------------------

     Effective January 1, 1993 the Company recorded the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." The cumulative effect of adopting SFAS No. 109, was a benefit of $16,881,000, which was principally attributable to the Company's deferred tax benefits that had not been recognized due to limitations under prior accounting standards. SFAS No. 106 requires the accrual of the estimated cost of retiree benefit payments during the years the employee provides services. Upon adoption of SFAS No. 106 the Company's accumulated obligation for providing medical benefits to retirees was $5,056,000, after a related tax benefit of $2,604,000. Included in the cumulative effects of adopting these accounting principles is the Company's portion of Guaranty National's benefit from changes in accounting principles in 1993 of $360,000, net of $185,000 of federal income taxes provided by the Company.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities decreased by $11,309,000, from $51,213,000 in 1993 to $39,904,000 in 1994. The decrease in operating cash provided for the first quarter of 1994 is primarily due to an increase in paid losses and federal income tax payments, offset in part by an increase in premiums collected. Excluding the following one-time items, the decline in year-to-year operating cash flows approximated $400,000. In 1994 operating cash flow included a $10,223,000 receipt from DPIC's discontinuation of a reinsurance contract. Cash flow for 1993 included a receipt of $17,096,000 under a retrospectively rated program written by DPIC, and the benefit of a prior period income tax overpayment of approximately $4,000,000.

     Cash used in investment activities decreased to $26,076,000 in 1994 from $50,139,000 in 1993. The use of investment cash in both 1994 and 1993 is attributable to purchases of investments which exceeded maturities and sales of investments, reflecting positive operating cash flows.

     Cash used in financing activities was $5,729,000 for the first quarter of 1994 and cash provided by financing activities during the first quarter of 1993 was $5,505,000. The cash provided in 1993 resulted from an increase in bank borrowings.

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

     Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term
investments  of  $93,665,000   and  $92,421,000  at  March 31,  1994  and
December 31, 1993, respectively. Orion's insurance subsidiaries had consolidated policyholders' surplus of $421,628,000 at March 31, 1994 and $460,986,000 at December 31, 1993, and statutory operating leverage ratios of trailing twelve months net premiums written to policyholders' surplus of 1.6:1 at March 31, 1994 and 1.4:1 at December 31, 1993.

     The Company entered into a bank loan arrangement (the "Loan Agreement") in March 1993 that provided for initial borrowings of up to $60,000,000, consisting of a $50,000,000 term loan (reduced by $6,500,000 in scheduled commitment reductions through March 31, 1994) and a $10,000,000 line of credit. These borrowings are unsecured and bear interest at or below prime. Borrowings under the Loan Agreement amounted to $48,500,000 at March 31, 1994. The proceeds were used to repay the Company's outstanding bank debt and to redeem the Company's Adjustable Rate Preferred Stock in April 1993. At March 31, 1994 the Company had available $5,000,000 in unused commitments under the line of credit.

     The terms of the Loan Agreement and Orion's Indenture for its 9 1/8% Senior Notes limit the amount of additional borrowings, prepayments on existing indebtedness, liens and guaranties by the Company. Management does not believe that any of these limitations unduly restricts the Company's operations or limits Orion's ability to pay dividends on its stock. At March 31, 1994, the Company was in compliance with the terms of its debt agreements. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

     The Company repurchased 31,000 shares of its common stock at an aggregate cost of $984,000 in the first quarter of 1994. The Company's remaining stock purchase authorization from its Board of Directors amounted to $4,835,000 at March 31, 1994.

     On September 10, 1993 the Company declared a 5-for-4 split of its common stock payable on November 15, 1993 to shareholders of record on October 15, 1993. Prior period common stock and per common share data presented in the financial statements have been restated to give effect to this stock split.

     On December 21, 1992, Orion called for redemption its $2.125 Convertible Exchangeable Preferred Stock (the "$2.125 Preferred Stock") on January 21, 1993. The market price of the shares of common stock that a holder would receive upon conversion of the preferred stock was substantially higher than the redemption price of $25.76 per share. Consequently, most holders converted into common stock prior to the redemption date, resulting in the issuance of 3,579 shares of common stock in December 1992 and 1,423,544 shares of common stock in January 1993. Holders of 21,605 shares of $2.125 Preferred Stock, who did not elect to convert, redeemed their shares for an aggregate of $557,000.

                       PART II.  OTHER INFORMATION


Items 1 - 5.
- ------------


None.


Item 6.  Exhibits and Reports on Form 8-K
- -------------------------------------------


(a)   Exhibits

Exhibit 11:     Computation of Earnings Per Common Share

Exhibit 15: Deloitte & Touche letter re unaudited interim financial information.

(b)   Reports on Form 8-K.

      None.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ORION CAPITAL CORPORATION



Date:  May 2, 1994           By: /s/ Alan R.  Gruber
                                ---------------------------------
                                     Alan R. Gruber

                                 Chairman of the Board

                                 and Chief Executive Officer




Date:  May 2, 1994           By: /s/ Daniel L. Barry
                                ----------------------------------
                                     Daniel L. Barry

                                 Vice President, Controller

                                 and Principal Accounting Officer

                               EXHIBIT INDEX



                                                     Page No.

Exhibit 11:      Computation of Earnings               24
                 Per Common Share

Exhibit 15:      Deloitte & Touche Letter              25
                 re unaudited interim financial
                 information