Form 10-Q
period 1994-06-30
ORION CAPITAL CORP
filed 1994-08-05
CIK 74931

                            FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1994

        (  )   TRANSITION REPORT, PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 1-7801

                      ORION CAPITAL CORPORATION
                      --------------------------
         (Exact name of registrant as specified in its charter)

                       Delaware                                   95-6069054
- - ---------------------------                   ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification Number)

30 Rockefeller Plaza
New York, New York                                  10112 - 0156
- - ----------------------------------------      -----------------------
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

14,268,486 shares of Common Stock, $1.00 par value, of the registrant were outstanding on August 1, 1994.

                            Page 1 of 27
                 Exhibit Index Appears at Page 25

                          ORION CAPITAL CORPORATION

                               FORM 10-Q INDEX

                     For the Quarter Ended June 30, 1994



                                                                     Page
                                                                    Number
                                                                    ------


PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:
    Consolidated Balance Sheet at June 30, 1994
      (Unaudited) and December 31, 1993.......................      3 - 4

    Consolidated Statement of Earnings for the three and six-
      month periods ended June 30, 1994 and 1993 (Unaudited)..          5

    Consolidated Statement of Stockholders' Equity for the
      six-month periods ended June 30, 1994 and 1993
      (Unaudited), and for the year ended December 31, 1993...          6

    Consolidated Statement of Cash Flows for the six-month
      periods ended June 30, 1994 and 1993 (Unaudited) .......      7 - 8

    Notes to Consolidated Financial Statements (Unaudited) ...      9 - 12

    Independent Accountants' Review Report ...................          13

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...............     14 - 21

PART II.  OTHER INFORMATION ..................................          22

                          PART 1. FINANCIAL INFORMATION
                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                 (000s omitted)

                                               June 30, 1994     December 31,
                                                (Unaudited)          1993
                                               -------------     ------------
Investments:
  Fixed maturities at amortized cost
    (market $385,809 - 1994 and $402,149 -
    1993) ..................................    $  386,867        $  384,402
  Fixed maturities at market (amortized
    cost $514,653 - 1994 and $517,716 - 1993)      496,660           548,336
  Common stocks at market (cost $112,794 -
    1994 and $111,325 - 1993) ..............       138,539           139,022
  Non-redeemable preferred stocks at
    market (cost $129,895 - 1994 and
    $98,986 - 1993) ........................       127,373           103,621
  Other long-term investments ..............        52,190            50,682
  Short-term investments ...................       116,373            96,473
                                                ----------        ----------
     Total investments .....................     1,318,002         1,322,536
Cash .......................................         7,086             6,433
Accrued investment income ..................        16,221            17,623
Investments in and advances to affiliates ..       107,269           111,459
Accounts and notes receivable ..............       127,035           111,539
Reinsurance recoverables and prepaid
  reinsurance ..............................       356,592           393,309
Deferred policy acquisition costs ..........        65,652            57,522
Property and equipment .....................        23,706            23,596
Excess of cost over fair value of net
  assets acquired ..........................        30,002            30,587
Deferred federal income taxes ..............        38,078            18,891
Other assets ...............................        24,111            23,959
                                                ----------        ----------
     Total assets ..........................    $2,113,754        $2,117,454
                                                ==========        ==========








            See Notes to Consolidated Financial Statements (Unaudited)

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                    (000s omitted - except for share data)

                                                   June 30, 1994  December 31,
                                                    (Unaudited)       1993
                                                   -------------  ------------
Liabilities:
  Policy liabilities -
    Losses ......................................   $  948,675     $  937,775
    Loss adjustment expenses ....................      212,631        202,628
    Unearned premiums ...........................      263,665        259,359
    Policyholders' dividends ....................       11,891         12,523
                                                    ----------     ----------
      Total policy liabilities ..................    1,436,862      1,412,285
  Federal income taxes payable ..................       15,818         19,294
  Notes payable .................................      156,377        160,372
  Other liabilities .............................      134,655        131,308
                                                    ----------     ----------
      Total liabilities .........................    1,743,712      1,723,259
                                                    ----------     ----------

Contingencies (Note E)

Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares -
    issued and outstanding - none
  Common stock, $1 par value; authorized
    30,000,000 shares; issued 15,337,650 shares..       15,338         15,338
  Capital surplus ...............................      147,796        148,167
  Net unrealized investment gains, net of federal
    income taxes (benefit) of $(3,703) - 1994 and
    $18,718 - 1993 ..............................        7,925         49,566
  Net unrealized foreign exchange translation
    losses, net of federal income tax benefit of
    $547 - 1994 and $394 - 1993 .................       (3,950)        (3,665)
  Retained earnings .............................      218,134        198,491
  Treasury stock, at cost (1,029,164 shares -
    1994 and 965,442 shares - 1993) .............      (14,070)       (12,182)
  Deferred compensation on restricted stock .....       (1,131)        (1,520)
                                                    ----------     ----------
      Total stockholders' equity ................      370,042        394,195
                                                    ----------     ----------
      Total liabilities and stockholders' equity.   $2,113,754     $2,117,454
                                                    ==========     ==========



           See Notes to Consolidated Financial Statements (Unaudited)

                        ORION CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF EARNINGS
                                        (UNAUDITED)
                      (000s omitted-except for per common share data)

                                                 Three Months Ended     Six Months Ended
                                                       June 30,             June 30,
                                                 ------------------    ------------------
                                                   1994      1993        1994      1993
                                                   ----      ----        ----      ----
Revenues:
  Premiums earned .............................. $162,443  $157,404    $329,538  $306,676
  Net investment income ........................   20,601    21,170      41,369    42,847
  Realized investment gains ....................      178     1,755         711     6,567
  Other income .................................      415       464         717       767
                                                 --------  --------    --------  --------
                                                  183,637   180,793     372,335   356,857
                                                 --------  --------    --------  --------
Expenses:
  Losses incurred ..............................   95,150    93,234     192,148   183,757
  Loss adjustment expenses .....................   24,399    22,883      49,170    46,157
  Amortization of deferred policy acquisition
    costs ......................................   38,835    37,740      78,878    71,782
  Other insurance expenses .....................    4,478     4,088       8,823     8,121
  Dividends to policyholders ...................    3,235     3,539       6,871     6,848
  Interest expense .............................    3,441     3,479       6,765     6,354
  Other expenses ...............................    2,159     1,145       3,559     3,286
                                                 --------  --------    --------  --------
                                                  171,697   166,108     346,214   326,305
                                                 --------  --------    --------  --------
Earnings before equity in earnings of
  affiliates, federal income taxes and
  cumulative effect of adoption of new
  accounting principles ........................   11,940    14,685      26,121    30,552
Equity in earnings of affiliates ...............    3,106     2,587       6,138     5,647
                                                 --------  --------    --------  --------
Earnings before federal income taxes and
  cumulative effect of adoption of new
  accounting principles ........................   15,046    17,272      32,259    36,199
Federal income taxes ...........................    3,479     3,365       7,452     7,964
                                                 --------  --------    --------  --------
Earnings before cumulative effect of adoption
  of new accounting principles .................   11,567    13,907      24,807    28,235
Cumulative effect of adoption of new accounting
  principles ...................................        -         -           -    11,825
                                                 --------  --------    --------  --------
  Net earnings ................................. $ 11,567  $ 13,907    $ 24,807  $ 40,060
                                                 ========  ========    ========  ========

Earnings per common share before cumulative
  effect of adoption of new accounting
  principles ................................... $    .80  $    .95    $   1.72  $   1.91
Cumulative effect of adoption of new
  accounting principles ........................        -         -           -       .81
                                                 --------  --------    --------  --------
  Net earnings per common share ................ $    .80  $    .95    $   1.72  $   2.72
                                                 ========  ========    ========  ========



           See Notes to Consolidated Financial Statements (Unaudited)

                     ORION CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (000s omitted)

                                                  Six Months Ended
                                                      June 30,       Year Ended
                                                    (Unaudited)      December 31,
                                                -------------------
                                                  1994       1993       1993
                                                  ----       ----       ----
Convertible exchangeable preferred stock:
  Balance, beginning of period ..............   $      -   $ 28,524   $ 28,524
  Conversion of preferred stock .............          -    (28,524)   (28,524)
                                                --------   --------   --------
  Balance, end of period ....................   $      -   $      -   $      -
                                                ========   ========   ========
Common stock:
  Balance, beginning of period ..............   $ 15,338   $ 11,110   $ 11,110
  Conversion of preferred stock .............          -      1,139      1,139
  Exercise of stock options and issuance of
    restricted stock ........................          -         11         24
  Stock issued in 5-for-4 stock split .......          -          -      3,065
                                                --------   --------   --------
  Balance, end of period ....................   $ 15,338   $ 12,260   $ 15,338
                                                ========   ========   ========
Capital surplus:
  Balance, beginning of period ..............   $148,167   $124,754   $124,754
  Redemption and conversions of preferred
    stock ...................................          -     26,072     26,072
  Exercise of stock options and issuance
    (cancellation) of restricted stock ......       (371)       266        406
  Stock issued in 5-for-4 stock split .......          -          -     (3,065)
                                                --------   --------   --------
  Balance, end of period ....................   $147,796   $151,092   $148,167
                                                ========   ========   ========
Net unrealized investment gains:
  Balance, beginning of period ..............   $ 49,566   $ 18,815   $ 18,815
  Cumulative effect of adoption of new
    accounting principle, net of taxes
    of $11,157 ..............................          -          -     20,720
  Change in unrealized investment gains,
    net of taxes ............................    (41,641)     6,860     10,031
                                                --------   --------   --------
  Balance, end of period ....................   $  7,925   $ 25,675   $ 49,566
                                                ========   ========   ========
Net unrealized foreign exchange translation
  losses:
  Balance, beginning of period ..............   $ (3,665)  $ (2,918)  $ (2,918)
  Change in unrealized foreign exchange
    translation losses, net of taxes ........       (285)      (190)      (747)
                                                --------   --------   --------
  Balance, end of period ....................   $ (3,950)  $ (3,108)  $ (3,665)
                                                ========   ========   ========
Retained earnings:
  Balance, beginning of period ..............   $198,491   $139,947   $139,947
  Net earnings ..............................     24,807     40,060     68,813
  Dividends declared ........................     (5,164)    (5,062)   (10,269)
                                                --------   --------   --------
  Balance, end of period ....................   $218,134   $174,945   $198,491
                                                ========   ========   ========

Treasury stock:
  Balance, beginning of period ..............   $(12,182)  $ (6,694)  $ (6,694)
  Exercise of stock options and issuance
    (cancellation) of restricted stock ......        637          6        (15)
  Acquisition of treasury stock .............     (2,525)      (127)    (5,473)
                                                --------   --------   --------
  Balance, end of period ....................   $(14,070)  $ (6,815)  $(12,182)
                                                ========   ========   ========
Deferred compensation on restricted stock:
  Balance, beginning of period ..............   $ (1,520)  $ (2,251)  $ (2,251)
  (Issuance) cancellation of restricted stock         25       (138)      (108)
  Amortization of deferred compensation on
    restricted stock ........................        364        436        839
                                                --------   --------   --------
  Balance, end of period ....................   $ (1,131)  $ (1,953)  $ (1,520)
                                                ========   ========   ========

            See Notes to Consolidated Financial Statements (Unaudited)
                                     Page 6




                        ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)
                                      (000s omitted)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1994           1993
                                                         ----           ----
Cash flows from operating activities:
  Premiums collected .............................    $ 342,284      $ 316,633
  Net investment income collected ................       42,836         39,554
  Losses and loss adjustment expenses paid .......     (213,268)      (161,351)
  Policy acquisition costs paid ..................      (89,865)       (82,135)
  Dividends paid to policyholders ................       (7,503)        (7,555)
  Interest paid ..................................       (6,575)        (5,888)
  Federal income tax payments ....................       (7,541)        (2,959)
  Other receipts (payments) ......................        4,227        (17,607)
                                                      ---------      ---------
    Net cash provided by operating activities ....       64,595         78,692
                                                      ---------      ---------

Cash flows from investing activities:
  Maturities of fixed maturity investments .......       54,768         69,492
  Sales of fixed maturity investments ............       82,383         32,292
  Sales of equity securities .....................       29,851        183,138
  Investments in fixed maturities ................     (139,915)      (156,742)
  Investments in equity securities ...............      (57,916)      (196,769)
  Net purchases of short-term investments ........      (17,907)        (6,287)
  Other payments .................................       (3,175)        (7,339)
                                                      ---------      ---------
    Net cash used in investing activities ........      (51,911)       (82,215)
                                                      ---------      ---------

Cash flows from financing activities:
  Proceeds from issuance of notes payable ........            -         59,672
  Proceeds from exercise of stock options ........          229            123
  Dividends paid to stockholders .................       (5,179)        (5,833)
  Repayment of notes payable .....................       (4,000)       (26,500)
  Purchases and redemption of adjustable rate
    preferred and common stock ...................       (3,000)       (18,806)
  Other payments .................................          (81)        (1,085)
                                                      ---------      ---------
    Net cash provided by (used in) financing
      activities .................................      (12,031)         7,571
                                                      ---------      ---------
Effect of foreign exchange rate changes on cash...            -            (13)
                                                      ---------      ---------
    Net increase in cash .........................          653          4,035
Cash balance, beginning of period ................        6,433         12,764
                                                      ---------      ---------
Cash balance, end of period ......................    $   7,086      $  16,799
                                                      =========      =========

          See Notes to Consolidated Financial Statements (Unaudited)
                                     Page 7

                        ORION CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                        (UNAUDITED)
                                      (000s omitted)

                                                       Six Months Ended June 30,
                                                      --------------------------
                                                        1994              1993
                                                        ----              ----
Reconciliation of net earnings to net
  cash provided by operating activities:
Net earnings .....................................    $ 24,807          $ 40,060
                                                      --------          --------

Adjustments:
  Cumulative effect of adoption of new accounting
    principles ...................................           -           (11,825)
  Depreciation and amortization ..................       2,529             1,880
  Amortization of excess of cost over fair
    value of net assets acquired .................         585               586
  Deferred federal income taxes ..................       3,387             2,136
  Amortization of fixed maturity investments .....         712              (560)
  Non-cash investment income .....................      (1,555)           (2,294)
  Equity in earnings of affiliates ...............      (6,138)           (5,647)
  Dividends received from affiliates .............       1,656             1,536
  Realized investment gains ......................        (711)           (6,567)
  Foreign exchange transaction adjustment ........          73                82
  Other ..........................................         (18)              (16)

Change in assets and liabilities:
  Decrease (increase) in accrued investment
    income .......................................       1,402              (522)
  Increase in accounts and notes receivable ......     (15,496)           (2,245)
  Decrease in reinsurance recoverables and
    prepaid reinsurance ..........................      36,717            46,079
  Increase in deferred policy acquisition costs...      (8,130)           (3,432)
  Decrease in other assets .......................         600               126
  Increase in losses .............................      10,900            37,526
  Increase in loss adjustment expenses ...........      10,003             2,411
  Increase in unearned premiums ..................       4,306            12,226
  Decrease in policyholders' dividends ...........        (632)             (707)
  Decrease in other liabilities ..................        (402)          (32,141)
                                                      --------          --------
    Total adjustments and changes ................      39,788            38,632
                                                      --------          --------
Net cash provided by operating activities ........    $ 64,595          $ 78,692
                                                      ========          ========



            See Notes to Consolidated Financial Statements (Unaudited)
                                    Page 8

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        Six Months Ended June 30, 1994

Note A - Basis of Financial Statement Presentation

     The consolidated financial statements and notes thereto are prepared in accordance with generally accepted accounting principles for property and casualty insurance companies. The consolidated financial statements include Orion Capital Corporation and its majority-owned subsidiaries (collectively the "Company"). The Company's investment in unconsolidated affiliates are accounted for using the equity method. All material intercompany balances and transactions have been eliminated.

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

Note B - Investment in Affiliates

     The Company owns slightly less than fifty percent of the common stock of Guaranty National Corporation ("Guaranty National") and approximately twenty percent of Intercargo Corporation ("Intercargo"), both publicly-held companies. The acquisition of the Company's interest in Intercargo was completed in December 1993. The Company records its share of Intercargo's interim operating results in the subsequent quarter, after Intercargo has reported its financial results. Summarized financial information of affiliates for the three-month and six-month periods ended June 30, 1994 and 1993, including first quarter 1994 results for Intercargo in the Company's second quarter, is as follows:


                                         Three Months Ended  Six Months Ended
                                              June 30,           June 30,
                                         ------------------  ----------------
                                            1994     1993      1994     1993
                                            ----     ----      ----     ----
                                                     (000s omitted)
Revenues:
  Premiums earned ....................    $ 95,196 $ 61,310  $170,527 $118,266
  Realized investment gains ..........         563    1,134     1,708    2,010
  Investment and other income ........       7,259    5,439    13,124   11,089
                                          -------- --------  -------- --------
                                           103,018   67,883   185,359  131,365
                                          -------- --------  -------- --------
Expenses:
  Insurance expenses .................      92,041   58,365   165,659  112,521
  Interest and other .................       1,879    2,592     2,737    3,427
                                          -------- --------  -------- --------
                                            93,920   60,957   168,396  115,948
                                          -------- --------  -------- --------

Earnings before federal income taxes
  and cumulative effect of change in
  accounting principles ..............       9,098    6,926    16,963   15,417

Federal income taxes .................       2,163    1,680     3,958    3,964
                                          -------- --------  -------- --------
Earnings before cumulative effect of
  change in accounting principles.....    $  6,935 $  5,246  $ 13,005 $ 11,453
                                          ======== ========  ======== ========

The Company's proportionate share:
  Earnings before cumulative effect of
    change in accounting principles...    $  3,106 $  2,587  $  6,138 $  5,647
                                          ======== ========  ======== ========
  Cumulative effect of change in
    accounting principles ............    $      - $      -  $      - $    545
                                          ======== ========  ======== ========

     The Company's investments in and advances to affiliates are as follows:

                                                June 30,    December 31,
                                                  1994          1993
                                               ---------    ------------
                                                    (000s omitted)
Book value ................................     $107,269      $111,459
Market value ..............................      121,946       143,255

Guaranty National shares held .............        6,006         6,143
  - Book value of shares held .............     $ 71,404      $ 75,394
  - Market value of shares held ...........       89,344       107,510

Intercargo shares held ....................        1,526         1,526
  - Book value of shares held .............     $ 18,669      $ 18,869
  - Market value of shares held ...........       16,028        17,936

Note C - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. The table below summarizes certain reinsurance information:

                                        Three Months Ended  Six Months Ended
                                             June 30,           June 30,
                                        ------------------  -----------------
                                           1994     1993      1994     1993
                                           ----     ----      ----     ----
                                                    (000s omitted)
Direct premiums written ..............   $164,406 $157,113  $330,225 $314,467
Reinsurance assumed ..................     27,659   32,651    57,639   63,919
                                         -------- --------  -------- --------
Gross premiums written ...............    192,065  189,764   387,864  378,386
Reinsurance ceded ....................    (27,875) (28,892)  (35,527) (57,221)
                                         -------- --------  -------- --------
Net premiums written .................   $164,190 $160,872  $352,337 $321,165
                                         ======== ========  ======== ========

Direct premiums earned ...............   $164,052 $147,450  $324,222 $307,185
Reinsurance assumed ..................     26,787   39,457    59,336   58,975
                                         -------- --------  -------- --------
Gross premiums earned ................    190,839  186,907   383,558  366,160
Reinsurance ceded ....................    (28,396) (29,503)  (54,020) (59,484)
                                         -------- --------  -------- --------
Net premiums earned ..................   $162,443 $157,404  $329,538 $306,676
                                         ======== ========  ======== ========

Loss and loss adjustment expenses
  recoverable from reinsurers ........   $  9,322 $  9,866  $ 22,120 $ 28,347
                                         ======== ========  ======== ========

Note D - Stockholders' Equity and Earnings Per Common Share

     During the first six months of 1994 the Company repurchased 80,700 shares of its common stock at an aggregate cost of $2,525,000. In July 1994, the Company repurchased an additional 48,000 shares for $1,658,000 and the Board of Directors authorized an additional $5,000,000 for the stock repurchase program, bringing the remaining authorization as of July 31, 1994 to $6,698,000.

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

     Primary earnings per common share are computed using the weighted average common and dilutive common equivalent shares outstanding for the three-month and six-month periods ended June 30, 1994 and 1993. The weighted average common shares amounted to 14,439,000 and 14,677,000 shares for the three months ended June 30, 1994 and 1993, respectively, and 14,459,000 and 14,560,000 shares for the six months ended June 30, 1994 and 1993, respectively. Preferred stock dividends of $27,000 in the 1993 second quarter and $409,000 in the six months ended June 30, 1993 were deducted from earnings in order to compute earnings per common share.

Note E - Contingencies

     Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses. Loss reserves are provided based on the probable outcomes of such litigation. In the judgment of the Company's management, there are no significant legal proceedings pending against the Company or its subsidiaries which, net of loss reserves established therefor, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole. (See also Notes G and H to the 1993 consolidated financial statements).

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Orion Capital Corporation
New York, New York

     We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of June 30, 1994, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1994 and 1993 and the statements of stockholders' equity and cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
August 1, 1994

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                   Three Months Ended June 30, 1994 and 1993

RESULTS OF OPERATIONS

     Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business which is reported as three segments - Regional Operations, Reinsurance/Special Programs and Guaranty National Companies. Regional Operations markets workers compensation insurance through EBI Companies and Nations' Care, Inc. Reinsurance/Special Programs includes (i) DPIC Companies ("DPIC"), which markets professional liability insurance, (ii) Connecticut Specialty Insurance Group ("Connecticut Specialty"), which writes specialty insurance programs, (iii) SecurityRe Companies ("SecurityRe"), a reinsurer and
(iv) a 20.0% interest in Intercargo Corporation ("Intercargo") which underwrites insurance coverages for international trade. The third segment, Guaranty National Companies, specializes in writing nonstandard commercial and personal automobile insurance. The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment.

     The Company's insurance operations have experienced favorable trends for the past several years, as indicated by its combined ratio which has improved from 109.4% in 1991, to 105.4% in 1992, 103.2% in 1993 and 101.9% for the
first six months of 1994. Operating earnings (defined as earnings after taxes, excluding the effects of the adoption of new accounting principles and after-tax realized investment gains) were $11,294,000 and $12,750,000, or $.78 and $.87 per share, in the second quarters of 1994 and 1993, respectively, based on weighted average shares outstanding of 14,439,000 in 1994 and 14,677,000 in 1993. For the six months ended June 30, 1994 and 1993, operating earnings were $24,121,000 and $24,404,000, or $1.67 and $1.65 per share, based on 14,459,000 and 14,560,000 weighted average shares, respectively. Preferred stock dividends of $27,000 in the 1993 second quarter and $409,000 in the six months ended June 30, 1993 were deducted from earnings in order to compute earnings per common share. The decline in quarterly operating earnings in the second quarter of 1994 is attributable to a decrease in net investment income and an increase in non-cash expenses for certain deferred compensation benefits, the value of which is based on the market price of the Company's common stock. Management is of the opinion that, particularly considering the improvements in underwriting results as reflected in the Company's combined ratio, operating earnings for the full year 1994 will exceed the record level attained in 1993.

     By segment, earnings (loss) before federal income taxes and the cumulative effect of the adoption of new accounting principles are summarized as follows for the quarterly and six-month periods ended June 30, 1994 and 1993.
                                     Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                     ------------------  ------------------
                                       1994      1993      1994      1993
                                       ----      ----      ----      ----
                                                 (000s omitted)
Regional Operations ...............  $13,070   $ 6,991   $21,330   $13,779
Reinsurance/Special Programs ......    4,564    12,123    13,739    24,970
Guaranty National Corporation .....    3,034     2,587     6,066     5,647
                                     -------   -------   -------   -------
  Total ...........................   20,668    21,701    41,135    44,396
Other .............................   (5,622)   (4,429)   (8,876)   (8,197)
                                     -------   -------   -------   -------
                                     $15,046   $17,272   $32,259   $36,199
                                     =======   =======   =======   =======

     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company.

                                     Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                     ------------------  ------------------
                                       1994      1993      1994      1993
                                       ----      ----      ----      ----
                                                 (000s omitted)
Loss and loss adjustment expenses..    73.6%     73.8%     73.2%     75.0%
Policy acquisition costs and other
  insurance expenses ..............    26.6      26.6      26.6      26.0
                                      -----     -----     -----     -----
    Total before policyholders'
      dividends ...................   100.2     100.4      99.8     101.0
Policyholders' dividends ..........     2.0       2.2       2.1       2.3
                                      -----     -----     -----     -----
    Total after policyholders'
      dividends ...................   102.2%    102.6%    101.9%    103.3%
                                      =====     =====     =====     =====
REVENUES

Premiums written and premiums earned
- - ------------------------------------

     Net premiums written increased 2.1% ($3,318,000) to $164,190,000 in the second quarter of 1994 versus $160,872,000 in the second quarter of 1993, and 9.7% ($31,172,000) to $352,337,000 in the first six months of 1994 from
$321,165,000 in the first half of 1993. The results by segment are as follows:

  - Regional Operations' premiums written increased 0.6% ($392,000) to $67,940,000 in the second quarter of 1994 from $67,548,000 in the second quarter of 1993 and 2.1% ($3,014,000) in the first half of 1994 to $143,720,000 versus $140,706,000 in 1993. Premiums written increased in geographic areas where the Company has had favorable loss experience stemming from its service-oriented approach. The increase was partially offset by the impact of legislative reforms in certain states which have led to both lower premium rates and reduced loss expenses, concomitantly resulting in higher profit margins. The increase in this segment was partially offset by a reduction in net premiums at Nations' Care, Inc., reflecting its transition toward high-deductible and fee-based products that support alternative workers compensation markets.

  - Reinsurance/Special Programs' premiums written during the second quarter of 1994 increased 3.1% ($2,926,000) to $96,250,000 from $93,324,000 in the 1993 second quarter, and 15.6% ($28,158,000) to $208,617,000 in the first half of 1994 from $180,459,000 in 1993. Premiums written by DPIC for professional liability insurance, the largest special program, increased 47.7% ($28,987,000) to $89,781,000 for the first six months of 1994 from $60,794,000 for the first half of 1993. The increase is primarily attributable to the discontinuation on January 1, 1994 of a reinsurance contract in order to retain more of DPIC's profitable business, including reinsurance applicable to business in force on that date. Premium volume for Connecticut Specialty decreased 11.5% ($11,062,000) to $85,136,000 in the first six months of 1994 from
     $96,198,000 in the 1993 period. The decrease is primarily attributable to the personal injury protection program, a low limit no-fault medical and property damage automobile program in Florida, where the Company has tightened underwriting requirements and increased pricing to offset unfavorable loss experience. The percentage of treaty and facultative reinsurance premiums assumed to total net premiums written for Reinsurance/Special Programs amounted to 16.2% and 13.0% in the first half of 1994 and 1993, respectively. The Company's reinsurance operations are benefitting from A.M. Best Company's upgrade last year of the rating applicable to the Company's principal insurance subsidiaries to "A (Excellent)". A.M. Best Company ratings are not primarily designed for investors and do not constitute recommendations to buy, sell or hold any security.

     Premiums earned increased 3.2% ($5,039,000) to $162,443,000 in the second quarter of 1994 compared to $157,404,000 in the second quarter of 1993, and 7.5% ($22,862,000) to $329,538,000 in the first six months of 1994 from
$306,676,000 in 1993.

Net investment income
- - ---------------------

      Pre-tax net investment income decreased 2.7% ($569,000) to $20,601,000 for the second quarter of 1994 versus $21,170,000 for the second quarter of 1993, and decreased 3.4% ($1,478,000) to $41,369,000 for the first six months of 1994 as compared to $42,847,000 for 1993. The pre-tax yields on the average investment portfolio were 6.3% and 6.8% for the second quarters of 1994 and 1993, respectively, and 6.5% and 7.1% for the six-month periods ended June 30, 1994 and 1993, respectively. These declines reflect (i) a change in the Company's mix of investments toward higher amounts of tax-advantaged securities which generally yield less than fully taxable securities, (ii) issuers calling their securities in order to refinance at lower rates, (iii) generally lower yields on new investments due to current market conditions and
(iv) losses in certain limited partnership investments which are accounted for on the equity basis. The decrease in net investment income was offset in part by the investment income generated by the employment of positive operating cash flow in 1994. The Company's long-term experience with its limited partnership investments has been quite favorable, and results for this category of investments are expected to reflect the long-term trend.

     The Company's investment philosophy is to achieve a superior rate of return after taxes and maintain a high degree of safety and liquidity. Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as "available-for-sale" and are carried at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. The carrying value of fixed maturity and short term investments amounted to $999,900,000 and $1,029,211,000 at June 30, 1994 and December 31, 1993,
respectively, or approximately 75.9% and 77.8% of the investment portfolio.

     The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At June 30, 1994 and December 31, 1993, the Company's investments in non-investment grade and unrated fixed maturity securities were carried at $130,755,000 and $97,653,000 with market values of $129,343,000 and $97,306,000, respectively. These investments represented a total of 9.9% and 7.3% of cash and investments and 6.2% and 4.6% of total assets at June 30, 1994 and December 31, 1993, respectively.

Realized investment gains
- - -------------------------

    Net realized investment gains decreased $1,577,000 and $5,856,000 to $178,000 and $711,000 in the second quarter and first six months of 1994, respectively, from gains of $1,755,000 and $6,567,000 in the respective periods of 1993. Realized investment gains in the second quarters of 1994 and 1993 are net of $294,000 and $2,670,000, respectively, of provisions for losses on securities deemed to be other than temporarily impaired. Such provisions were $1,088,000 and $4,370,000 for the six-month periods ended June 30, 1994 and 1993, respectively. Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors.

EXPENSES AND OTHER

Operating ratios
- - ----------------

     The ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") was 73.6% and 73.2% in the second quarter and first six months of 1994, respectively, compared to 73.8% and 75.0% in the same periods of 1993. The decrease in the 1994 loss ratios is attributable to improved ratios for the Regional Operations segment, offset in part by higher loss ratios for the Reinsurance/Special Programs segment. Adverse development of prior years'
                                    Page 17
losses amounted to $10,554,000 in the first six months of 1994 compared with $13,167,000 in the first half of 1993. Management believes that the Company's reserves for losses and loss adjustment expenses make reasonable and sufficient provision for the ultimate net cost of all losses and claims incurred.

     The loss ratio for the Regional Operations segment was 64.9% in the 1994 second quarter and 75.1% in the 1993 second quarter. In the first half of 1994 the loss ratio was 67.3% as compared to 75.5% in 1993. These decreases reflect continued improvement in workers compensation insurance, and decreasing levels of losses applicable to discontinued business that is being runoff, principally from closed offices and from the Company having ceased writing commercial package business.

     The second quarter 1994 and 1993 loss ratios for Reinsurance/Special Programs amounted to 79.5% and 72.7%, respectively. The loss ratios for the six-month periods ended June 30, 1994 and 1993 were 77.4% and 74.6%, respectively. The loss ratio increase for this segment was primarily the result of increased losses incurred in Connecticut Specialty's personal injury protection program. The Company has both increased its premium rates and tightened its underwriting requirements for this program.

     The ratio of deferred policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") was 26.6% in the first six months of 1994 as compared to 26.0% in 1993. The 1994 and 1993 expense ratios reflect low levels of assessments from assigned risk pools. The ratio of policyholders' dividends to premiums earned (the "dividend ratio") was 2.1% and 2.3% during the first six months of 1994 and 1993, respectively. The combined ratio was 101.9% in the first half of 1994 and 103.3% for the same period of 1993.

Interest expense
- - ----------------

     Interest expense decreased slightly to $3,441,000 in the second quarter of 1994 versus $3,479,000 in 1993, and increased to $6,765,000 in the first six months of 1994 from $6,354,000 in 1993. The 6.5% increase in year-to-date interest expense reflects higher average debt outstanding in 1994 as compared to 1993, including debt incurred to redeem the Company's Adjustable Rate Preferred Stock.

Equity in earnings of affiliates
- - --------------------------------

     Equity in earnings of affiliates includes the Company's portion of earnings from Guaranty National and Intercargo. Earnings of $72,000 were recorded from the Intercargo investment in the second quarter of 1994. The Company's portion of Guaranty National's net earnings before the cumulative effect of adopting changes in accounting principles was $3,034,000 and $6,066,000 for the second quarter and first six-months of 1994, respectively, and $2,587,000 and $5,647,000 for the corresponding periods of 1993, based on Guaranty National's earnings of $6,075,000 and $5,246,000 for the second quarters of 1994 and 1993, respectively, and $12,145,000 and $11,453,000 for
                                     Page 18
the six-month periods ended June 30, 1994 and 1993, respectively. Guaranty National's gross premiums written increased to $177,738,000 for the first six months of 1994 from $149,353,000 for the 1993 period. Guaranty National's overall combined ratio was 96.5% and 95.1% for the first half of 1994 and 1993, respectively.

Other Expenses
- - --------------

     Other general and administrative expenses increased $1,014,000 from $1,145,000 in the second quarter of 1993 to $2,159,000 in the 1994's second quarter. These expenses were $3,559,000 and $3,286,000 in the six month periods ended June 30, 1994 and 1993, respectively. The quarterly and year-to-year variances are primarily the result of fluctuations in certain deferred compensation benefits that are based upon the market price of the Company's common stock, which increased expenses in the second quarter and first six months of 1994 by $828,000 and $43,000, respectively, over the corresponding 1993 periods.

Federal income taxes
- - --------------------

     Federal income taxes on pre-tax operating results and the related effective tax rates amounted to $3,479,000 (23.1%) and $3,365,000 (19.5%) in the second quarters of 1994 and 1993, respectively. The corresponding amounts for the first six months of 1994 and 1993 were $7,452,000 (23.1%) and $7,964,000 (22.0%), respectively. The Company's effective tax rate is less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities.

Cumulative effect of adoption of new accounting principles
- - ----------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities decreased by $14,097,000 for the first six months of 1994 from $78,692,000 in 1993 to $64,595,000 in 1994. The decrease in operating cash provided for the first half of 1994 is primarily due to an increase in paid losses, policy acquisition costs and federal income tax payments, offset in part by an increase in premiums collected. In 1994
                                     Page 19
operating cash flow included a $10,223,000 receipt from DPIC's discontinuation of a reinsurance contract. Cash flow for 1993 included a receipt of $17,096,000 under a retrospectively rated program written by DPIC, and the benefit of a prior period income tax overpayment of approximately $4,000,000. Excluding these one-time items, the decline in year-to-year operating cash flows approximated $3,200,000.

     Cash used in investment activities decreased to $51,911,000 for the first six months of 1994 from $82,215,000 in 1993. The use of investment cash in both 1994 and 1993 is attributable to purchases of investments which exceeded maturities and sales of investments, reflecting positive operating cash flows as well as cash provided by or used in the financing activities described below.

     Cash used in financing activities was $12,031,000 for the first half of 1994 and cash provided by financing activities during the same period of 1993 was $7,571,000. Cash was used in 1994 for dividend payments, scheduled debt repayments and the Company's stock repurchase program. The cash provided in 1993 resulted from an increase in bank borrowings, offset by the redemption of the Company's Adjustable Rate Preferred Stock.

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

     Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $109,508,000 and $92,421,000 at June 30, 1994 and December 31, 1993,
respectively. Orion's insurance subsidiaries had consolidated policyholders' surplus of $429,920,000 at June 30, 1994 and $460,986,000 at December 31,
1993, and statutory operating leverage ratios of trailing twelve months net premiums written to policyholders' surplus of 1.5:1 at June 30, 1994 and 1.4:1 at December 31, 1993.

     On May 24, 1994, Orion filed a shelf registration statement with the Securities and Exchange Commission ("SEC") relating to the offering of up to $100 million of its debt and/or equity securities. Upon the registration statement being declared effective by the SEC, securities may be issued from time to time, with specified terms of an issue of securities to be set forth in a prospectus supplement at the time of issuance. The proceeds from the sale of securities would be used for general corporate purposes, including working capital, investment in subsidiaries, the repayment of existing bank debt, the repurchase of shares of common stock, or for such other purpose as may be specified in a prospectus supplement.
                                     Page 20

     Orion entered into a bank loan arrangement (the "Loan Agreement") in March 1993 that provided for initial borrowings of up to $60,000,000, consisting of a $50,000,000 term loan (reduced by $8,500,000 in scheduled commitment reductions through June 30, 1994) and a $10,000,000 line of credit. These borrowings are unsecured and bear interest at or below prime.
Borrowings under the Loan Agreement amounted to $46,500,000 at June 30, 1994. The proceeds were used to repay the Company's outstanding bank debt and to redeem Orion's Adjustable Rate Preferred Stock in April 1993. At June 30, 1994 the Company had available $5,000,000 in unused commitments under the line of credit.

     The terms of the Loan Agreement and Orion's Indenture for its 9 1/8% Senior Notes limit the amount of additional borrowings, prepayments on existing indebtedness, liens and guaranties by the Company. Management does not believe that any of these limitations unduly restricts the Company's operations or limits Orion's ability to pay dividends on its stock. At June 30, 1994, the Company was in compliance with the terms of its debt agreements. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

     The Company repurchased 80,700 shares of its common stock at an aggregate cost of $2,525,000 in the first six months of 1994. The Company's remaining stock purchase authorization from its Board of Directors amounted to $3,356,000 at June 30, 1994. In July 1994, the Company repurchased an additional 48,000 shares for $1,658,000 and the Board of Directors authorized an additional $5,000,000 for the stock repurchase program, bringing the remaining authorization as of July 31, 1994 to $6,698,000.

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

                       PART II.  OTHER INFORMATION


Items 1 - 3.
- - ------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders
- - -------------------------------------------------------------

At the Orion Annual Meeting of Stockholders held on June 1, 1994
("Annual Meeting"), 14,346,238 shares of Orion Common Stock were outstanding and entitled to vote (the "Outstanding Common Stock"), and 13,039,920 shares of Outstanding Common Stock or 90.9%, consist- ing of a quorum, were represented at the Annual Meeting in person or by proxy.

At that Annual Meeting, the directors nominated were elected by the following votes:

                        Number of Shares        Number of Shares
                        Voted For               Withheld
                        -----------------       -----------------

Bertram J. Cohn          12,972,226                67,694
John C. Colman           13,026,144                13,776
Alan R. Gruber           13,026,976                12,944
Larry D. Hollen          13,025,595                14,325
Robert H. Jeffrey        13,026,063                13,857
Warren R. Lyons          13,024,212                15,708
James K. McWilliams      13,027,706                12,214
Ronald W. Moore          13,025,938                13,982
Robert B. Sanborn        13,024,783                15,137
William J. Shepherd      13,026,144                13,776
John R. Thorne           13,026,018                13,902
Roger B. Ware            13,025,715                14,205

No director received fewer than 12,972,226 votes or 90.4% of the Outstanding Common Stock (99.5% of the shares voted at the Annual
Meeting).

At the Annual Meeting, the selection of Deloitte & Touche, independ-ent certified public accountants, as auditors for Orion for the year 1994 was ratified by a vote of 12,993,675 shares or 90.6% of the Outstanding Common Stock (99.6% of the shares voted at the Annual Meeting). Holders of 9,766 shares or approximately 0.07% of the Outstanding Common Stock voted against the ratification and holders of 36,479 shares or approximately 0.3% of the Outstanding Common Stock abstained from voting.

There were no "broker non-votes" on any of the proposals presented at the Annual Meeting.

Item 5.
- - --------

None.

Item 6.  Exhibits and Reports on Form 8-K
- - ------------------------------------------

(a)  Exhibits


Exhibit 11:     Computation of Earnings Per Common Share

Exhibit 15: Letter in Lieu of Consent of Deloitte & Touche re Unaudited Interim Financial Information

Exhibit 19: Reserve information from Guaranty National Corporation's 1993 10-K (incorporated by reference to pages 11-14 of Guaranty National Corporation's Annual Report on Form 10-K for 1993, Commission file number 1-10861)


(b)   Reports on Form 8-K.

      No reports on Form 8-K have been filed during the quarter.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ORION CAPITAL CORPORATION



Date:  August 4, 1994       By: /s/ Alan R.  Gruber
                                ---------------------------------
                                 Chairman of the Board

                                 and Chief Executive Officer




Date:  August 4, 1994       By: /s/ Daniel L. Barry
                                ----------------------------------
                                 Vice President, Controller

                                 and Principal Accounting Officer

                       EXHIBIT INDEX


                                                     Page No.

Exhibit 11:      Computation of Earnings                 26
                  Per Common Share

Exhibit 15:      Letter in Lieu of Consent of            27
                 Deloitte & Touche re Unaudited
                 Interim Financial Information

Exhibit 19:      Reserve information from Guaranty
                 National Corporation's 1993 10-K
                 (incorporated by reference to pages
                 11-14 of Guaranty National Corporation's
                 Annual Report on Form 10-K for 1993,
                 Commission file number 1-10861)