Form 10-Q
period 1994-09-30
ORION CAPITAL CORP
filed 1994-11-01
CIK 74931

                            FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1994

        (  )   TRANSITION REPORT, PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 1-7801

                      ORION CAPITAL CORPORATION
                      --------------------------
         (Exact name of registrant as specified in its charter)

                       Delaware                                   95-6069054
- - ---------------------------                   ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification Number)

600 Fifth Avenue
New York, New York                                  10020 - 2302
- - ----------------------------------------      -----------------------
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

14,051,687 shares of Common Stock, $1.00 par value, of the registrant were outstanding on October 28, 1994.

                            Page 1 of 27
                 Exhibit Index Appears at Page 24

                       ORION CAPITAL CORPORATION

                            FORM 10-Q INDEX

                 For the Quarter Ended September 30, 1994





                                                                  Page
                                                                 Number
                                                                 ------

PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:
    Consolidated Balance Sheet at September 30, 1994
      (Unaudited) and December 31, 1993 ....................     3 - 4

    Consolidated Statement of Earnings for the three
      and nine-month periods ended September 30, 1994
      and 1993 (Unaudited) .................................         5

    Consolidated Statement of Stockholders' Equity for
      the nine-month periods ended September 30, 1994
      and 1993 (Unaudited), and for the year ended
      December 31, 1993 ....................................         6

    Consolidated Statement of Cash Flows for the nine-month
      periods ended September 30, 1994 and 1993 (Unaudited).     7 - 8

    Notes to Consolidated Financial Statements (Unaudited)..     9 - 12

    Independent Accountants' Review Report .................         13

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............    14 - 21

PART II.  OTHER INFORMATION ................................         22

                          PART 1. FINANCIAL INFORMATION
                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                 (000s omitted)

                                             September 30, 1994  December 31,
                                                 (Unaudited)         1993
                                             ------------------  ------------
Investments:
  Fixed maturities at amortized cost
    (market $370,218 - 1994 and $402,149 -
    1993) ..................................      $  372,764      $  384,402
  Fixed maturities at market (amortized
    cost $551,157 - 1994 and $517,716 - 1993)        526,070         548,336
  Common stocks at market (cost $119,157 -
    1994 and $111,325 - 1993) ..............         145,395         139,022
  Non-redeemable preferred stocks at
    market (cost $135,156 - 1994 and
    $98,986 - 1993) ........................         131,609         103,621
  Other long-term investments ..............          52,570          50,682
  Short-term investments ...................         111,554          96,473
                                                  ----------      ----------
     Total investments .....................       1,339,962       1,322,536
Cash .......................................           5,328           6,433
Accrued investment income ..................          15,287          17,623
Investments in and advances to affiliates ..         108,612         111,459
Accounts and notes receivable ..............         131,190         111,539
Reinsurance recoverables and prepaid
  reinsurance ..............................         352,053         393,309
Deferred policy acquisition costs ..........          69,247          57,522
Property and equipment .....................          24,701          23,596
Excess of cost over fair value of net
  assets acquired ..........................          29,708          30,587
Deferred federal income taxes ..............          36,926          18,891
Other assets ...............................          25,917          23,959
                                                  ----------      ----------
     Total assets ..........................      $2,138,931      $2,117,454
                                                  ==========      ==========








            See Notes to Consolidated Financial Statements (Unaudited)

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                    (000s omitted - except for share data)

                                              September 30, 1994  December 31,
                                                 (Unaudited)          1993
                                              ------------------  ------------
Liabilities:
  Policy liabilities -
    Losses ...................................    $  953,913       $  937,775
    Loss adjustment expenses .................       221,483          202,628
    Unearned premiums ........................       265,955          259,359
    Policyholders' dividends .................        12,651           12,523
                                                  ----------       ----------
      Total policy liabilities ...............     1,454,002        1,412,285
  Federal income taxes payable ...............        16,622           19,294
  Notes payable ..............................       154,380          160,372
  Other liabilities ..........................       141,297          131,308
                                                  ----------       ----------
      Total liabilities ......................     1,766,301        1,723,259
                                                  ----------       ----------

Contingencies (Note E)

Stockholders' equity:
  Preferred stock, authorized 5,000,000
    shares - issued and outstanding - none
  Common stock, $1 par value; authorized
    30,000,000 shares; issued 15,337,650
    shares ...................................        15,338           15,338
  Capital surplus ............................       147,976          148,167
  Net unrealized investment gains, net of
    federal income taxes (benefit) of
    $(6,487) - 1994 and $18,718 - 1993 .......         2,758           49,566
  Net unrealized foreign exchange translation
    losses, net of federal income tax benefits
    of $220 - 1994 and $394 - 1993 ...........        (3,341)          (3,665)
  Retained earnings ..........................       230,609          198,491
  Treasury stock, at cost (1,126,813 shares -
    1994 and 965,442 shares - 1993) ..........       (17,495)         (12,182)
  Deferred compensation on restricted stock ..        (3,215)          (1,520)
                                                  ----------       ----------
      Total stockholders' equity .............       372,630          394,195
                                                  ----------       ----------
      Total liabilities and stockholders'
        equity ...............................    $2,138,931       $2,117,454
                                                  ==========       ==========

           See Notes to Consolidated Financial Statements (Unaudited)

                      ORION CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF EARNINGS
                                      (UNAUDITED)
                   (000s omitted - except for per common share data)

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,         September 30,
                                                 ------------------    ------------------
                                                   1994      1993        1994      1993
                                                   ----      ----        ----      ----
Revenues:
  Premiums earned .............................. $180,703  $151,641    $510,241  $458,317
  Net investment income ........................   22,550    22,218      63,919    65,065
  Realized investment gains ....................    1,197     1,131       1,908     7,698
  Other income .................................      341       428       1,058     1,195
                                                 --------  --------    --------  --------
                                                  204,791   175,418     577,126   532,275
                                                 --------  --------    --------  --------
Expenses:
  Losses incurred ..............................  101,318    89,267     293,466   273,024
  Loss adjustment expenses .....................   27,874    22,765      77,044    68,922
  Amortization of deferred policy acquisition
    costs ......................................   44,269    35,368     123,147   107,150
  Other insurance expenses .....................    5,576     5,164      14,399    13,285
  Dividends to policyholders ...................    3,096     3,214       9,967    10,062
  Interest expense .............................    3,439     3,354      10,204     9,708
  Other expenses ...............................    1,452     2,079       5,011     5,365
                                                 --------  --------    --------  --------
                                                  187,024   161,211     533,238   487,516
                                                 --------  --------    --------  --------
Earnings before equity in earnings of
  affiliates, federal income taxes and
  cumulative effect of adoption of new
  accounting principles ........................   17,767    14,207      43,888    44,759
Equity in earnings of affiliates ...............    2,577     2,805       8,715     8,452
                                                 --------  --------    --------  --------
Earnings before federal income taxes and
  cumulative effect of adoption of new
  accounting principles ........................   20,344    17,012      52,603    53,211
Federal income taxes ...........................    5,015     4,144      12,467    12,108
                                                 --------  --------    --------  --------
Earnings before cumulative effect of adoption
  of new accounting principles .................   15,329    12,868      40,136    41,103
Cumulative effect of adoption of new accounting
  principles ...................................        -         -           -    11,825
                                                 --------  --------    --------  --------
Net earnings ................................... $ 15,329  $ 12,868    $ 40,136  $ 52,928
                                                 ========  ========    ========  ========

Earnings per common share before cumulative
  effect of adoption of new accounting
  principles ................................... $   1.07  $    .88    $   2.78  $   2.79
Cumulative effect of adoption of new
  accounting principles ........................        -         -           -       .81
                                                 --------  --------    --------  --------
    Net earnings per common share .............. $   1.07  $    .88    $   2.78  $   3.60
                                                 ========  ========    ========  ========


                   See Notes to Consolidated Financial Statements (Unaudited)
                                             Page 5

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (000s omitted)

                                                Nine Months Ended
                                                  September 30,     Year Ended
                                                   (Unaudited)     December 31,
                                               ------------------- ------------
                                                  1994       1993       1993
                                                  ----       ----       ----
Convertible exchangeable preferred stock:
  Balance, beginning of period ..............   $      -   $ 28,524   $ 28,524
  Conversion of preferred stock .............          -    (28,524)   (28,524)
                                                --------   --------   --------
  Balance, end of period ....................   $      -   $      -   $      -
                                                ========   ========   ========
Common stock:
  Balance, beginning of period ..............   $ 15,338   $ 11,110   $ 11,110
  Conversion of preferred stock .............          -      1,139      1,139
  Exercise of stock options and issuance of
    restricted stock ........................          -         11         24
  Stock issued in 5-for-4 stock split .......          -      3,065      3,065
                                                --------   --------   --------
  Balance, end of period ....................   $ 15,338   $ 15,325   $ 15,338
                                                ========   ========   ========
Capital surplus:
  Balance, beginning of period ..............   $148,167   $124,754   $124,754
  Redemption and conversions of preferred
    stock ...................................          -     26,072     26,072
  Exercise of stock options and issuance
    of restricted stock .....................       (191)       266        406
  Stock issued in 5-for-4 stock split .......          -     (3,065)    (3,065)
                                                --------   --------   --------
  Balance, end of period ....................   $147,976   $148,027   $148,167
                                                ========   ========   ========
Net unrealized investment gains:
  Balance, beginning of period ..............   $ 49,566   $ 18,815   $ 18,815
  Cumulative effect of adoption of new
    accounting principle, net of taxes
    of $11,157 ..............................          -          -     20,720
  Change in unrealized investment gains,
    net of taxes ............................    (46,808)    16,179     10,031
                                                --------   --------   --------
  Balance, end of period ....................   $  2,758   $ 34,994   $ 49,566
                                                ========   ========   ========
Net unrealized foreign exchange translation
  losses:
  Balance, beginning of period ..............   $ (3,665)  $ (2,918)  $ (2,918)
  Change in unrealized foreign exchange
    translation losses, net of taxes ........        324       (567)      (747)
                                                --------   --------   --------
  Balance, end of period ....................   $ (3,341)  $ (3,485)  $ (3,665)
                                                ========   ========   ========
Retained earnings:
  Balance, beginning of period ..............   $198,491   $139,947   $139,947
  Net earnings ..............................     40,136     52,928     68,813
  Dividends declared ........................     (8,018)    (7,679)   (10,269)
                                                --------   --------   --------
  Balance, end of period ....................   $230,609   $185,196   $198,491
                                                ========   ========   ========

Treasury stock:
  Balance, beginning of period ..............   $(12,182)  $ (6,694)  $ (6,694)
  Exercise of stock options and issuance
    (cancellation) of restricted stock ......      2,790         (7)       (15)
  Acquisition of treasury stock .............     (8,103)      (127)    (5,473)
                                                --------   --------   --------
  Balance, end of period ....................   $(17,495)  $ (6,828)  $(12,182)
                                                ========   ========   ========
Deferred compensation on restricted stock:
  Balance, beginning of period ..............   $ (1,520)  $ (2,251)  $ (2,251)
  Issuance of restricted stock ..............     (2,276)      (125)      (108)
  Amortization of deferred compensation on
    restricted stock ........................        581        632        839
                                                --------   --------   --------
  Balance, end of period ....................   $ (3,215)  $ (1,744)  $ (1,520)
                                                ========   ========   ========

             See Notes to Consolidated Financial Statements (Unaudited)
                                      Page 6




                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (000s omitted)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                      1994           1993
                                                      ----           ----
Cash flows from operating activities:
  Premiums collected ..........................    $ 522,006      $ 473,001
  Net investment income collected .............       64,546         62,353
  Losses and loss adjustment expenses paid ....     (323,664)      (272,303)
  Policy acquisition costs paid ...............     (139,138)      (120,358)
  Dividends paid to policyholders .............       (9,839)       (11,369)
  Interest paid ...............................      (11,295)       (11,669)
  Federal income tax payments .................       (8,144)        (5,063)
  Other receipts (payments) ...................       11,625         (2,216)
                                                   ---------      ---------
    Net cash provided by operating activities..      106,097        112,376
                                                   ---------      ---------
Cash flows from investing activities:
  Maturities of fixed maturity investments ....       70,489        101,153
  Sales of fixed maturity investments .........       79,753         48,731
  Sales of equity securities ..................       36,004         68,984
  Investments in fixed maturities .............     (172,071)      (243,046)
  Investments in equity securities ............      (78,663)      (100,372)
  Net sales (purchases) of short-term
    investments ...............................      (15,620)        17,211
  Purchase of property and equipment ..........       (4,106)        (3,181)
  Other investments - net .....................       (1,056)       (11,925)
                                                   ---------      ---------
    Net cash used in investing activities .....      (85,270)      (122,445)
                                                   ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of notes payable .....            -         59,672
  Proceeds from exercise of stock options .....          259            123
  Dividends paid to stockholders ..............       (7,754)        (8,159)
  Repayment of notes payable ..................       (6,000)       (28,000)
  Purchases and redemption of adjustable rate
    preferred and purchases of common stock ...       (8,215)       (18,806)
  Other payments ..............................         (222)        (1,098)
                                                   ---------      ---------
    Net cash provided by (used in) financing
      activities ..............................      (21,932)         3,732
                                                   ---------      ---------
Effect of foreign exchange rate changes on cash           -             (24)
                                                   ---------      ---------
    Net decrease in cash ......................       (1,105)        (6,361)
Cash balance, beginning of period .............        6,433         12,764
                                                   ---------      ---------
Cash balance, end of period ...................    $   5,328      $   6,403
                                                   =========      =========

           See Notes to Consolidated Financial Statements (Unaudited)

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                   (UNAUDITED)
                                  (000s omitted)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     1994            1993
                                                     ----            ----
Reconciliation of net earnings to net
  cash provided by operating activities:
Net earnings ..................................    $ 40,136        $ 52,928
                                                   --------        --------
Adjustments:
  Cumulative effect of adoption of new
    accounting principles .....................           -         (11,825)
  Depreciation and amortization ...............       3,584           2,798
  Amortization of excess of cost over fair
    value of net assets acquired ..............         879             879
  Deferred federal income taxes ...............       6,996           3,435
  Amortization of fixed maturity investments ..       1,044            (246)
  Non-cash investment income ..................      (1,758)         (4,832)
  Equity in earnings of affiliates ............      (8,715)         (8,452)
  Dividends received from affiliates ..........       2,544           2,304
  Realized investment gains ...................      (1,908)         (7,698)
  Other .......................................         342              33

Change in assets and liabilities:
  Decrease in accrued investment income .......       2,336           2,023
  Increase in accounts and notes receivable ...     (19,651)         (5,533)
  Decrease in reinsurance recoverables and
    prepaid reinsurance .......................      41,256          55,106
  Increase in deferred policy acquisition costs     (11,725)         (2,936)
  Decrease (increase) in other assets .........        (464)            594
  Increase in losses ..........................      16,138          29,349
  Increase in loss adjustment expenses ........      18,855           7,384
  Increase in unearned premiums ...............       6,596          11,643
  Increase (decrease) in policyholders'
    dividends .................................         128          (1,307)
  Increase (decrease) in other liabilities ....       9,484         (13,271)
                                                   --------        --------
    Total adjustments and changes .............      65,961          59,448
                                                   --------        --------
Net cash provided by operating activities .....    $106,097        $112,376
                                                   ========        ========




        See Notes to Consolidated Financial Statements (Unaudited)
                                    Page 8

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 Nine Months Ended September 30, 1994 and 1993

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

     In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's results of operations, financial position and cash flows for all periods presented. Although these consolidated financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 annual report on Form 10-K.

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

     Effective December 31, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes the "available-for-sale" category of investment securities and requires such securities to be recorded at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. As a result of the adoption of this standard on December 31, 1993, the Company reclassified investments with a market value of $452,102,000 from fixed maturities recorded at amortized cost to fixed maturities recorded at market, and increased unrealized appreciation on investments, a component of stockholders' equity, by $20,720,000, net of deferred income taxes.

Note B - Investment in Affiliates

     The Company owns slightly less than fifty percent of the common stock of Guaranty National Corporation ("Guaranty National") and approximately twenty percent of Intercargo Corporation ("Intercargo"), both publicly-held companies. The acquisition of the Company's interest in Intercargo was completed in December 1993. The Company records its share of Intercargo's interim operating results in the subsequent quarter, after Intercargo has reported its financial results. Summarized financial information of affiliates for the three-month and nine-month periods ended September 30, 1994 and 1993, including second quarter and six-month results for Intercargo in the 1994 periods, is as follows:

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                         ------------------  -----------------
                                            1994     1993      1994     1993
                                            ----     ----      ----     ----
                                                     (000s omitted)
Revenues:
  Premiums earned ....................    $100,968 $ 65,949  $271,495 $184,215
  Realized investment gains ..........         598    2,060     2,306    4,070
  Investment and other income ........       7,931    5,489    21,055   16,578
                                          -------- --------  -------- --------
                                           109,497   73,498   294,856  204,863
                                          -------- --------  -------- --------
Expenses:
  Insurance expenses .................     100,424   65,382   266,083  177,903
  Interest and other .................       1,367      783     4,104    4,210
                                          -------- --------  -------- --------
                                           101,791   66,165   270,187  182,113
                                          -------- --------  -------- --------

Earnings before federal income taxes
  and cumulative effect of change in
  accounting principles ..............       7,706    7,333    24,669   22,750
Federal income taxes .................       2,000    1,644     5,958    5,608
                                          -------- --------  -------- --------
Earnings before cumulative effect of
  change in accounting principles.....    $  5,706 $  5,689  $ 18,711 $ 17,142
                                          ======== ========  ======== ========

The Company's proportionate share:
  Earnings before cumulative effect of
    change in accounting principles...    $  2,577 $  2,805  $  8,715 $  8,452
                                          ======== ========  ======== ========
  Cumulative effect of change in
    accounting principles ............    $      - $      -  $      - $    545
                                          ======== ========  ======== ========

     The Company's investments in and advances to affiliates are as follows:

                                             September 30,  December 31,
                                                 1994           1993
                                             ------------   ------------
                                                    (000s omitted)
Book value ................................    $108,612       $111,459
Market value ..............................     137,238        143,255

Guaranty National shares held .............       6,004          6,143
  - Book value of shares held .............    $ 72,967       $ 75,394
  - Market value of shares held ...........     108,819        107,510

Intercargo shares held ....................       1,526          1,526
  - Book value of shares held .............    $ 18,449       $ 18,869
  - Market value of shares held ...........      12,212         17,936

Note C - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. The table below summarizes certain reinsurance information:


                                        Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
                                        ------------------  -----------------
                                           1994     1993      1994     1993
                                           ----     ----      ----     ----
                                        (000s omitted-except for percentages)

Direct premiums written ..............   $172,919 $158,874  $503,144 $473,341
Reinsurance assumed ..................     37,343   33,186    94,982   97,105
                                         -------- --------  -------- --------
Gross premiums written ...............    210,262  192,060   598,126  570,446
Reinsurance ceded ....................    (27,569) (36,995)  (63,096) (94,216)
                                         -------- --------  -------- --------
Net premiums written .................   $182,693 $155,065  $535,030 $476,230
                                         ======== ========  ======== ========
Direct premiums earned ...............   $165,673 $161,275  $489,895 $468,460
Reinsurance assumed ..................     42,298   31,368   101,634   90,343
                                         -------- --------  -------- --------
Gross premiums earned ................    207,971  192,643   591,529  558,803
Reinsurance ceded ....................    (27,268) (41,002)  (81,288)(100,486)
                                         -------- --------  -------- --------
Net premiums earned ..................   $180,703 $151,641  $510,241 $458,317
                                         ======== ========  ======== ========
Loss and loss adjustment expenses
  recoverable from reinsurers ........   $ 12,857 $ 12,047  $ 34,977 $ 40,394
                                         ======== ========  ======== ========

Note D - Stockholders' Equity and Earnings Per Common Share

     During the first nine months of 1994 the Company repurchased 250,500 shares of its common stock at an aggregate cost of $8,103,310. On October 14, 1994, the Board of Directors authorized an additional $5,000,000 for the stock repurchase program. Since September 30, 1994, the Company purchased an additional 156,150 shares for $4,539,000. The remaining authorization as of October 26, 1994 is $3,238,000.

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

     Primary earnings per common share are computed using the weighted average common and dilutive common equivalent shares outstanding for the three-month and nine-month periods ended September 30, 1994 and 1993. The weighted average common shares amounted to 14,378,000 and 14,685,000 shares for the three months ended September 30, 1994 and 1993, respectively, and 14,430,000 and 14,603,000 shares for the nine months ended September 30, 1994 and 1993, respectively. Preferred stock dividends of $409,000 for the nine months ended September 30, 1993 were deducted from earnings in order to compute earnings per common share.

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

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Orion Capital Corporation
New York, New York

     We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of September 30, 1994, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1994 and 1993 and the statements of stockholders' equity and cash flows for the nine-month periods ended
September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP


Hartford, Connecticut
October 26, 1994

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 Nine Months Ended September 30, 1994 and 1993

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

     The Company's insurance operations have experienced favorable trends for the past several years, as indicated by its combined ratio which has improved from 109.4% in 1991, to 105.4% in 1992, 103.2% in 1993 and 101.5% for the
first nine months of 1994. Operating earnings (defined as earnings after taxes, excluding the effects of the adoption of new accounting principles and after-tax realized investment gains) were $14,539,000 and $12,151,000, or $1.01 and $.83 per share, in the third quarters of 1994 and 1993, respectively, based on weighted average shares outstanding of 14,378,000 in 1994 and 14,685,000 in 1993. For the nine months ended September 30, 1994 and 1993, operating earnings were $38,660,000 and $36,555,000, or $2.68 and $2.48 per share, based on 14,430,000 and 14,603,000 weighted average shares, respectively. Preferred stock dividends of $409,000 in the nine months ended September 30, 1993 were deducted from earnings in order to compute earnings per common share. Management is of the opinion that, particularly considering the improvements in underwriting results as reflected in the Company's combined ratio, operating earnings for the full year 1994 will exceed the record level attained in 1993.

     Earnings (loss) by segment before federal income taxes and the cumulative effect of the adoption of new accounting principles are summarized as follows for the quarterly and nine-month periods ended September 30, 1994 and 1993.

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                       ------------------  ------------------
                                         1994      1993      1994      1993
                                         ----      ----      ----      ----
                                                   (000s omitted)
Regional Operations .................  $10,409   $ 6,387   $31,739   $20,166
Reinsurance/Special Programs ........   10,622    11,714    24,361    36,684
Guaranty National Corporation .......    2,581     2,805     8,647     8,452
                                       -------   -------   -------   -------
  Total .............................   23,612    20,906    64,747    65,302
Other ...............................   (3,268)   (3,894)  (12,144)  (12,091)
                                       -------   -------   -------   -------
                                       $20,344   $17,012   $52,603   $53,211
                                       =======   =======   =======   =======

     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company.

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                       ------------------  ------------------
                                         1994      1993      1994      1993
                                         ----      ----      ----      ----
Loss and loss adjustment expenses ...    71.5%     73.9%     72.6%     74.6%
Policy acquisition costs and other
  insurance expenses ................    27.6      26.7      27.0      26.3
                                        -----     -----     -----     -----
    Total before policyholders'
      dividends .....................    99.1     100.6      99.6     100.9
Policyholders' dividends ............     1.7       2.1       1.9       2.2
                                        -----     -----     -----     -----
    Total after policyholders'
      dividends .....................   100.8%    102.7%    101.5%    103.1%
                                        =====     =====     =====     =====

REVENUES

Premiums written and premiums earned
- - ------------------------------------
     Net premiums written increased 17.8% ($27,628,000) to $182,693,000 in the third quarter of 1994 versus $155,065,000 in the third quarter of 1993, and 12.3% ($58,800,000) to $535,030,000 in the first nine months of 1994 from
$476,230,000 in the first three quarters of 1993. The results by segment are as follows:

  - Regional Operations' premiums written increased 17.3% ($10,274,000) to $69,675,000 in the third quarter of 1994 from $59,401,000 in the third quarter of 1993 and 6.6% ($13,288,000) to $213,395,000 in the first nine months of 1994 as compared to $200,107,000 in 1993. Premiums written increased in geographic areas where the Company has had favorable loss experience stemming from its service-oriented approach. The increase was partially offset by the impact of legislative reforms in certain states which have led to lower premium rates and a concomitant reduction in losses and expenses, resulting in higher profit margins. The increase in this segment was also offset by a reduction in net premiums at Nations' Care, Inc., reflecting its transition toward high-deductible and fee-based workers compensation products.

  - Reinsurance/Special Programs' premiums written increased 18.1% ($17,354,000) to $113,018,000 in the third quarter of 1994 from
     $95,664,000 in the 1993 third quarter, and 16.5% ($45,512,000) to
     $321,635,000 in the first three quarters of 1994 from $276,123,000 in 1993. Premiums written by DPIC for professional liability insurance, the largest special program, increased 35.2% ($33,867,000) to $130,137,000 for the first nine months of 1994 from $96,270,000 for the same period of 1993. The increase is primarily attributable to the discontinuation on January 1, 1994 of a reinsurance contract in order to retain more of DPIC's profitable business, including reinsurance applicable to business in force on that date. Premium volume for Connecticut Specialty decreased 2.0% ($2,852,000) to $136,907,000 in the first nine months of 1994 from $139,759,000 in the 1993 period. The decrease is primarily attributable to the cancellation of a personal injury protection program in Florida where the Company has had unfavorable loss experience and lower premiums from a physical damage program in Texas, offset in part by increased premiums written in the truck liability program and the introduction of an additional marine program. The percentage of treaty and facultative reinsurance premiums assumed to total net premiums written for Reinsurance/Special Programs amounted to 17.0% and 14.5% in the first three quarters of 1994 and 1993, respectively. The Company's reinsurance operations are benefitting from A.M. Best Company's upgrade last year of the rating applicable to the Company's principal insurance subsidiaries to "A (Excellent)". A.M. Best Company ratings are not primarily designed for investors and do not constitute recommendations to buy, sell or hold any security.

     Premiums earned increased 19.2% ($29,062,000) to $180,703,000 in the third quarter of 1994 compared to $151,641,000 in the third quarter of 1993, and 11.3% ($51,924,000) to $510,241,000 in the first nine months of 1994 from
$458,317,000 in 1993.

Net investment income
- - ---------------------
      Pre-tax net investment income increased 1.5% ($332,000) to $22,550,000 for the third quarter of 1994 versus $22,218,000 for the third quarter of 1993, and decreased 1.8% ($1,146,000) to $63,919,000 for the first nine months of 1994 as compared to $65,065,000 for 1993. The pre-tax yields on the average investment portfolio were 6.9% and 7.1% for the third quarters of 1994 and 1993, respectively, and 6.6% and 7.1% for the nine-month periods ended September 30, 1994 and 1993, respectively. The year-to-year changes in net investment income reflect lower earnings from certain limited partnership investments which are accounted for on the equity basis, offset by an increase in investment income generated by the employment of positive operating cash flow in 1994.

     The Company's investment philosophy is to achieve a superior rate of return after taxes and maintain a high degree of safety and liquidity. Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as "available-for-sale" and are carried at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. The carrying value of fixed maturity and short-term investments amounted to $1,010,388,000 and $1,029,211,000 at September 30, 1994 and December 31, 1993,
respectively, or approximately 75.4% and 77.8% of the investment portfolio.

     The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At September 30, 1994 and December 31, 1993, the Company's investments in non-investment grade and unrated fixed maturity securities were carried at $129,183,000 and $97,653,000 with market values of $128,576,000 and $97,306,000, respectively. These investments represented a total of 9.6% and 7.3% of cash and investments and 6.0% and 4.6% of total assets at September 30, 1994 and December 31, 1993, respectively. The increase in non-investment grade securities during 1994 reflects both purchases of investments (bonds and preferred stocks totalling approximately $35,000,000 representing securities of 31 issuers) and rating agency downgrades of securities issued by Long Island Lighting Company and Cleveland Electric Illuminating Company (which had a combined carrying value of approximately $14,000,000 at September 30, 1994.)

Realized investment gains
- - -------------------------
     Net realized investment gains were $1,197,000 and $1,908,000 in the third quarter and first nine months of 1994, respectively, as compared to gains of $1,131,000 and $7,698,000 in the respective periods of 1993. Realized investment gains in the third quarters of 1994 and 1993 are net of $44,000 and $1,912,000, respectively, of provisions for losses on securities deemed to be other than temporarily impaired. Such provisions were $1,132,000 and $6,282,000 for the nine-month periods ended September 30, 1994 and 1993, respectively. Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors.

EXPENSES AND OTHER

Operating ratios
- - ----------------
     The ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") was 71.5% and 72.6% in the third quarter and first nine months of 1994, respectively, compared to 73.9% and 74.6% in the corresponding periods of 1993. The decrease in the 1994 loss ratios was attributable to improved ratios for the Regional Operations segment offset in part by higher loss ratios for the Reinsurance/Special Programs segment. Adverse development of prior years' losses amounted to $13,557,000 in the first nine months of 1994 compared with $15,395,000 in the first three quarters of 1993.
Management believes that the Company's reserves for losses and loss adjustment expenses make reasonable and sufficient provision for the ultimate net cost of all losses and claims incurred.

     The loss ratio for the Regional Operations segment was 67.7% in the 1994 third quarter and 72.1% in the 1993 third quarter. In the first nine months of 1994 the loss ratio was 67.5% as compared to 74.4% in 1993. These decreases reflect continued improvement in workers compensation insurance, and decreasing levels of losses applicable to discontinued business that is being run off, principally from closed offices and from the Company having ceased writing commercial package business.

     The third quarter 1994 and 1993 loss ratios for Reinsurance/Special Programs amounted to 74.0% and 75.1%, respectively. The loss ratios for the nine-month periods ended September 30, 1994 and 1993 were 76.1% and 74.7%, respectively. The increase in the nine-month loss ratio for this segment was primarily the result of increased losses incurred in Connecticut Specialty's personal injury protection program which was cancelled in the third quarter of 1994.

    The ratio of deferred policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") was 27.0% in the first nine months of 1994 as compared to 26.3% in 1993. The 1994 and 1993 expense ratios reflect low levels of assessments from assigned risk pools. The ratio of policyholders' dividends to premiums earned (the "dividend ratio") was 1.9% and 2.2% in 1994 and 1993, respectively. The combined ratio was 101.5% in the first nine months of 1994 and 103.1% for the same period of 1993.

Interest expense
- - ----------------
     Interest expense increased to $3,439,000 in the third quarter of 1994 versus $3,354,000 in 1993, and to $10,204,000 in the first nine months of 1994 from $9,708,000 in 1993. The increases of 2.5% and 5.1%, respectively, reflect higher average debt outstanding in 1994 as compared to 1993, including debt incurred to redeem the Company's Adjustable Rate Preferred Stock.

Equity in earnings of affiliates
- - --------------------------------
     Equity in earnings of affiliates includes the Company's portion of earnings from Guaranty National and Intercargo. Earnings of $68,000 were recorded from the Intercargo investment in the first three quarters of 1994. The Company's portion of Guaranty National's net earnings before the cumulative effect of adopting changes in accounting principles was $2,581,000 and $8,647,000 for the third quarter and first nine-months of 1994, respectively, and $2,805,000 and $8,452,000 for the corresponding periods of 1993, based on Guaranty National's earnings of $5,167,000 and $5,689,000 for the third quarters of 1994 and 1993, respectively, and $17,312,000 and $17,142,000 for the nine-month periods ended September 30, 1994 and 1993, respectively. Guaranty National's gross premiums written increased to $273,142,000 for the first nine months of 1994 from $235,496,000 for the 1993 period. Guaranty National's overall combined ratio was 97.2% and 96.6% for the first three quarters of 1994 and 1993, respectively.

Federal Income taxes
- - --------------------
     Federal income taxes on pre-tax operating results and the related effective tax rates amounted to $5,015,000 (24.7%) and $4,144,000 (24.4%) in the third quarters of 1994 and 1993, respectively. The corresponding amounts for the first nine months of 1994 and 1993 were $12,467,000 (23.7%) and $12,108,000 (22.8%), respectively. The Company's effective tax rate is less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities.

Cumulative effect of adoption of new accounting principles
- - ----------------------------------------------------------
     Effective January 1, 1993 the Company recorded the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." The cumulative effect of adopting SFAS No. 109 was a benefit of $16,881,000, which was principally attributable to the Company's deferred tax benefits that had not been recognized due to limitations under prior accounting standards. SFAS No. 106 requires the accrual of the estimated cost of retiree benefit payments during the years the employees provide services. Upon adoption of SFAS No. 106 the Company's accumulated obligation for providing medical benefits to retirees was $5,056,000, after a related tax benefit of $2,604,000. Included in the cumulative effects of adopting these accounting principles is the Company's portion of Guaranty National's benefit from changes in accounting principles in 1993 of $360,000, net of $185,000 of federal income taxes provided by the Company.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities decreased by $6,279,000 for the first nine months of 1994 from $112,376,000 in 1993 to $106,097,000 in 1994.
The decrease in operating cash provided for the first three quarters of 1994 is primarily due to an increase in paid losses, policy acquisition costs and federal income tax payments, offset in part by an increase in premiums collected. In 1994 operating cash flow included a $10,223,000 receipt from DPIC's discontinuation of a reinsurance contract. Cash flow for 1993 included a receipt of $17,096,000 under a retrospectively rated program written by DPIC, and the benefit of a prior period income tax overpayment of approximately $4,000,000. Excluding these one-time items, year-to-year operating cash flows increased approximately $4,600,000.

     Cash used in investment activities decreased to $85,270,000 for the first nine months of 1994 from $122,445,000 in 1993. The use of investment cash in both 1994 and 1993 is attributable to purchases of investments which exceeded maturities and sales of investments, reflecting positive operating cash flows as well as cash provided by or used in the financing activities described below.

     Cash used in financing activities was $21,932,000 for the first nine months of 1994 and cash provided by financing activities during the same period of 1993 was $3,732,000. Cash was used in 1994 for dividend payments, scheduled debt repayments and the Company's stock repurchase program. The cash provided in 1993 resulted from an increase in bank borrowings, offset by the redemption of the Company's Adjustable Rate Preferred Stock.

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

     Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $107,219,000 and $92,421,000 at September 30, 1994 and December 31, 1993,
respectively. Orion's insurance subsidiaries had consolidated policyholders' surplus of $453,037,000 at September 30, 1994 and $460,986,000 at December 31,
1993, and statutory operating leverage ratios of trailing twelve months net premiums written to policyholders' surplus of 1.5:1 at September 30, 1994 and 1.4:1 at December 31, 1993.

     In August 1994, Orion's shelf registration statement relating to the offering of up to $100 million of its debt and/or equity securities was declared effective by the Securities and Exchange Commission ("SEC"). The shelf registration provides for securities to be issued from time to time, with specified terms of an issue of securities set forth in a prospectus supplement at the time of issuance. The proceeds from the sale of securities may be used for general corporate purposes, including working capital, investment in subsidiaries, the repayment of existing bank debt, the repurchase of shares of common stock, or for such other purpose as may be specified in a prospectus supplement.

     Orion entered into a bank loan arrangement (the "Loan Agreement") in March 1993 that provided for initial borrowings of up to $60,000,000, consisting of a $50,000,000 term loan (reduced by $10,500,000 in scheduled commitment reductions through September 30, 1994) and a $10,000,000 line of credit. These borrowings are unsecured and bear interest at or below prime. Borrowings under the Loan Agreement amounted to $44,500,000 at September 30, 1994. The proceeds were used to repay the Company's outstanding bank debt and to redeem Orion's Adjustable Rate Preferred Stock in April 1993. At September 30, 1994, the Company has available $5,000,000 in unused commitments under the line of credit.

     The terms of the Loan Agreement and Orion's Indenture for its 9 1/8% Senior Notes ($110,000,000 principal amount) limit the amount of additional borrowings, prepayments on existing indebtedness, liens and guaranties by the Company. Management does not believe that any of these limitations unduly restricts the Company's operations or limits Orion's ability to pay dividends on its stock. At September 30, 1994, the Company was in compliance with the terms of its debt agreements. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

     The Company repurchased 250,500 shares of its common stock at an aggregate cost of $8,103,310 in the first nine months of 1994. The Company's remaining stock purchase authorization from its Board of Directors amounted to $2,777,000 at September 30, 1994. On October 14, 1994, the Board of Directors authorized an additional $5,000,000 for the stock repurchase program. Since September 30, 1994, the Company repurchased an additional 156,150 shares for $4,539,000. The remaining authorization as of October 26, 1994 is $3,238,000.

                       PART II.  OTHER INFORMATION


Items 1 - 5.
- - ------------

None.

Item 6.  Exhibits and Reports on Form 8-K
- - ------------------------------------------

(a)  Exhibits


Exhibit 11:     Computation of Earnings Per Common Share

Exhibit 15: Letter in Lieu of Consent of Deloitte & Touche re Unaudited Interim Financial Information

Exhibit 27:     Financial Data Schedule


(b)   Reports on Form 8-K.

      No reports on Form 8-K have been filed during the quarter.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ORION CAPITAL CORPORATION



Date:  November 1, 1994       By: /s/ Alan R.  Gruber
                                ---------------------------------
                                 Chairman of the Board
                                 and Chief Executive Officer




Date:  November 1, 1994       By: /s/ Daniel L. Barry
                                ----------------------------------
                                 Vice President, Controller
                                 and Principal Accounting Officer

                       EXHIBIT INDEX


                                                     Page No.

Exhibit 11:      Computation of Earnings                25
                 Per Common Share

Exhibit 15:      Letter in Lieu of Consent of           26
                 Deloitte & Touche re Unaudited
                 Interim Financial Information

Exhibit 27:      Financial Data Schedule                27