Form 10-K
period 1994-12-31
ORION CAPITAL CORP
filed 1995-03-16
CIK 74931

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------

                                 FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended        Commission file number
              December 31, 1994                    1-7801
                              ----------------
                         ORION CAPITAL CORPORATION
           (Exact name of registrant as specified in its charter)

                Delaware                            95-6069054
         (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)           Identification Number)

         600 Fifth Avenue, New York, NY               10020-2302
         (Address of principal executive offices)      (Zip Code)

         Registrant's telephone number, including area code:  212-332-8080

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates was $474,852,697 as of March 13, 1995.

     As of March 13, 1995, 14,046,635 shares of Common Stock, $1.00 par value, of registrant were outstanding exclusive of shares held by registrant and its subsidiaries.
                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III is incorporated by reference from registrant's definitive proxy statement for its Annual Meeting to be held on May 31, 1995. Registrant intends to file the proxy material, which involves the election of directors, not later than 120 days after the close of its fiscal year.

                                  PART I
 ITEM 1.  BUSINESS

     Orion Capital Corporation ("Orion") is a property and casualty insurance holding company. Although Orion's insurance subsidiaries and affiliates are authorized to underwrite and sell most types of property and casualty insurance, their businesses are concentrated in niche insurance markets, particularly workers compensation, professional liability and nonstandard automobile insurance. (Orion and its wholly-owned subsidiaries are referred to collectively as the "Company.") The Company provides workers compensation insurance products through the EBI Companies and Nations' Care. The Company sells its professional liability insurance through the DPIC Companies and writes assumed reinsurance through SecurityRe Companies and other specialty property and casualty insurance, principally through the Connecticut Specialty Insurance Group ("Connecticut Specialty").

    The Company participates in the nonstandard commercial and personal automobile insurance business through its slightly less than 50% interest in Guaranty National Corporation ("Guaranty National"). (Guaranty National and its wholly-owned subsidiaries are referred to collectively as the "Guaranty National Companies.") Guaranty National operates as an independent publicly-held company and, except for certain services contractually provided, is not managed by the Company. Five of the eleven members of Guaranty National's board of directors are also members of the Orion board of directors.

     The Company also owns approximately 20% of the outstanding common stock of Intercargo Corporation ("Intercargo"), an insurance holding company whose subsidiaries specialize in international trade and transportation coverages. In February, 1995, the Company and Intercargo reached an agreement which, subject to appropriate regulatory approvals, permits the Company to purchase additional shares in the open market, from time to time, to bring its ownership up to 24.9% of Intercargo's outstanding common stock. Intercargo operates as an independent company. One member of Intercargo's seven-member board of directors is selected by Orion.

     The Company's insurance subsidiaries are licensed to transact business throughout the United States and in several Canadian provinces. They obtain substantially all of their business from approximately 830 independent insurance agents and brokers. The Company has approximately 1,500 employees, substantially all of whom are employed in the Company's insurance operations.

     During the past three years, Orion has reconfigured and simplified its debt and capital structure. In March 1993, Orion entered into a bank loan agreement ("Bank Loan") that provided initial borrowings of up to $50,000,000 as a term loan and $10,000,000 as a line of credit; in September 1992 it issued $110,000,000 of 9 1/8% Notes due September 1, 2002 ("9 1/8% Senior Notes") and in late 1992 and early 1993 Orion called for redemption of all three of its then outstanding preferred stocks and both issues of its outstanding debentures. Most holders of its two convertible exchangeable preferred stocks opted to convert their shares of preferred stock into shares of common stock at or prior to the redemption date. The conversions resulted in the issuance of 3,982,000 shares of common stock. As a result of those actions, the only securities of Orion currently outstanding are its common stock and its 9 1/8% Senior Notes. The reconfiguration and simplification of its debt and capital structure enabled the Company to take advantage of generally lower interest rates, decrease the cost of its capital and reduce the amount of debt and preferred stock sinking fund payments that were coming due in the next few years.

     In addition, in 1994 Orion filed a shelf registration statement relating to the offering of up to $100 million of debt and/or equity securities. The registration statement was declared effective by the Securities and Exchange Commission in August 1994. The shelf registration provides for Orion's securities to be issued from time to time, with specified terms of an issue of securities to be set forth in a prospectus supplement at the time of issuance. The proceeds from the sale of such securities may be used for general corporate purposes, including working capital, investment in subsidiaries, the repayment of existing bank debt, the repurchase of shares of common stock or for such other purpose as may be specified in a prospectus supplement. In November 1994, the Bank Loan was amended to increase the credit line to $30,000,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Orion was incorporated under the laws of the State of Delaware in 1960. The Company's principal executive offices are located at 600 Fifth Avenue, New York, New York 10020, and its telephone number is (212) 332-8080. The home office of all the Company's wholly-owned insurance subsidiaries is located at 9 Farm Springs Drive, Farmington, Connecticut 06032.

     For segment reporting purposes, the operations of the Company are reported as four segments. The insurance operations of the Company are treated as three segments, Regional Operations, Reinsurance/Special Programs and the Company's interest in the Guaranty National Companies. Guaranty National's operations were reported on a consolidated basis from 1988 through November 20, 1991 (when the Company owned 100% of Guaranty National) and have been reported on the equity accounting basis since then. The miscellaneous activities of the parent holding company and various incidental subsidiaries not involved in insurance-related activities are reported as a fourth segment under the heading "Other."

     Regional Operations is composed primarily of the EBI Companies and Nations' Care. These operating companies underwrite and sell workers compensation insurance through independent agents and brokers. Nations' Care offers alternative workers compensation services and products. Regional Operations' results include the declining costs associated with the run-off of the Company's commercial multiple peril insurance business, which was discontinued in 1988. Reinsurance/Special Programs includes the DPIC Companies, which markets professional liability insurance; SecurityRe Companies, which writes reinsurance; the Connecticut Specialty Insurance

Group, which underwrites and sells specialty insurance programs through independent agents and general agents; and Intercargo, which specializes in international trade and transportation coverages. The Guaranty National Companies write nonstandard commercial and personal automobile insurance, general liability insurance, surplus lines commercial property and casualty insurance and collateral protection insurance. The business of Orion's other subsidiaries, all of which are insubstantial, as well as the miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of Orion itself, are reported as a fourth segment.

     Net earnings for 1994 amounted to $55,245,000 or $3.85 per primary common share on 14,348,000 weighted average common shares outstanding as compared with net earnings of $68,813,000 or $4.69 per primary common share (after preferred dividends) in 1993 on 14,598,000 weighted average common shares outstanding. Earnings in 1993 include a benefit of $11,825,000 or $.81 per primary common share from the cumulative effect of changes in accounting principles. Common stock and per common share data have been restated to reflect Orion's 5-for-4 stock splits paid in the fourth quarters of 1992 and 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following tables present condensed financial information showing revenues, pre-tax earnings (loss) and other financial data and ratios of the Company's four segments for each of the three years in the period ended December 31, 1994. Identifiable assets, by segment, are included in Note M to the Consolidated Financial Statements, "Industry Segment Information."

                                                 Year Ended December 31,
                                             -------------------------------
                                               1994       1993       1992
                                               ----       ----       ----
                                                      (000s omitted)
REVENUES:
  Regional Operations -
    Premiums earned .......................  $278,040   $266,373   $268,145
    Net investment income .................    29,287     33,760     33,182
    Realized investment gains .............     1,246      4,153      2,077
    Other income ..........................       239          -       (193)
                                             --------   --------   --------
      Total Regional Operations ...........   308,812    304,286    303,211
                                             --------    -------   --------

  Reinsurance/Special Programs -
    Premiums earned .......................   413,183    351,031    292,060
    Net investment income .................    53,209     55,500     48,416
    Realized investment gains .............     2,191      6,706      3,027
    Other income ..........................       575        915        849
                                             --------   --------   --------
      Total Reinsurance/Special Programs ..   469,158    414,152    344,352
                                             --------   --------   --------

  Other ...................................     2,977      1,717        155
                                             --------   --------   --------
                                             $780,947   $720,155   $647,718
                                             ========   ========   ========

EARNINGS (LOSS):
  Regional Operations .....................  $ 42,514   $ 34,025   $  4,227
  Reinsurance/Special Programs ............    34,117     44,032     50,384
  Guaranty National Companies .............    11,244      9,509      9,994
                                             --------   --------   --------
    Total property and casualty operations.    87,875     87,566     64,605
  Other ...................................   (16,329)   (15,061)   (17,891)
                                             --------   --------   --------
                                               71,546     72,505     46,714
  Federal income taxes ....................   (16,301)   (15,517)      (922)
  Cumulative effect of adoption of new
    accounting principles .................         -     11,825          -
  Extraordinary loss, net of taxes ........         -          -     (2,920)
                                             --------   --------   --------
    Net earnings ..........................  $ 55,245   $ 68,813   $ 42,872
                                             ========   ========   ========










     The following table sets forth, on a consolidated basis, certain insurance ratios for the Company:
                                                  Year Ended December 31,
                                             --------------------------------
                                               1994        1993        1992
                                               ----        ----        ----
  Loss and loss adjustment expenses to
    premiums earned .......................    72.1%       74.4%       75.7%
  Policy acquisition and other insurance
    expenses to premiums earned ...........    27.0        26.8        27.3
                                              -----       -----       -----
    Total before policyholders' dividends..    99.1       101.2       103.0
  Policyholders' dividends to premiums
    earned ................................     2.1         2.0         2.4
                                              -----       -----       -----
    Total after policyholders' dividends ..   101.2%      103.2%      105.4%
                                              =====       =====       =====

     The Company's insurance subsidiaries include eight active wholly-owned insurance companies, as well as a wholly-owned reinsurance underwriting management company, service companies and an insurance brokerage firm. One or more of Orion's insurance subsidiaries is licensed and transacts business in each of the 50 states of the United States, the District of Columbia and several provinces of Canada. In 1994, approximately 11.5% of the direct premiums written by the insurance subsidiaries was generated in Pennsylvania, 8.7% in both California and Wisconsin and, in the aggregate, an additional 20.4% was generated in the states of Texas, Florida and Illinois. The primary line of business in Pennsylvania, Wisconsin, Texas and Illinois was workers compensation. California's primary line was architects and engineers professional liability insurance and Florida premiums were mostly in auto liability lines. The following table shows the geographical distribution of direct insurance premiums written by the Company in 1994, 1993 and 1992:

              Geographical Distribution of Direct Premiums Written

                                    Year Ended December 31,
                    ------------------------------------------------------
State                  1994      Pct.      1993    Pct.      1992    Pct.
- -----                  ----      ----      ----    ----      ----    ----
                           (000s omitted - except for percentages)
Pennsylvania .....  $ 79,031     11.5%  $ 74,066   11.4%  $ 80,392   13.0%
California .......    60,313      8.7     60,675    9.4     59,664    9.7
Wisconsin ........    60,108      8.7     56,209    8.7     53,083    8.6
Texas ............    53,439      7.7     45,050    7.0     46,684    7.6
Florida ..........    53,424      7.7     84,754   13.1     49,008    8.0
Illinois .........    34,285      5.0     28,690    4.4     39,405    6.4
All others .......   350,893(1)  50.7    297,982   46.0    287,780   46.7
                    --------    -----   --------  -----   --------  -----
                    $691,493    100.0%  $647,426  100.0%  $616,016  100.0%
                    ========    =====   ========  =====   ========  =====

(1) In 1994, no other single state or country accounts for more than 5% of total direct premiums written.

     For 1994, 42.9% of the Company's net premiums written was derived from workers compensation insurance written primarily in twelve selected states (including all states listed in the preceding table except California and Florida), 28.0% related to liability insurance other than automobile, primarily professional liability insurance, and 19.1% came from automobile insurance (not including premiums written by Guaranty National Companies). No other line of business contributed in excess of 5% to 1994 net premiums written. The following table shows premiums written for the Company, net of reinsurance, by major statutory lines of business:

                            Net Premiums Written

                                        Year Ended December 31,
                        ------------------------------------------------------
                          1994     Pct.      1993     Pct.      1992     Pct.
                          ----     ----      ----     ----      ----     ----
                                (000s omitted - except for percentages)
Workers compensation .. $305,157   42.9%   $311,150   49.0%   $331,044   58.3%
Liability other than
  automobile ..........  199,214   28.0     145,493   22.9     123,973   21.9
Commercial automobile .   73,596   10.3      61,798    9.7      43,246    7.6
Private passenger
  automobile ..........   62,590    8.8      72,286   11.4      36,560    6.5
Marine ................   30,323    4.3      10,500    1.6       7,498    1.3
Commercial multiple
  peril ...............    8,701    1.2       9,028    1.4       9,104    1.6
All others ............   32,474    4.5      25,331    4.0      16,005    2.8
                        --------  -----    --------  -----    --------  -----
                        $712,055  100.0%   $635,586  100.0%   $567,430  100.0%
                        ========  =====    ========  =====    ========  =====

                          REGIONAL OPERATIONS

     The Regional Operations segment is comprised primarily of the EBI Companies and Nations' Care. The EBI Companies provides traditional workers compensation insurance and Nations' Care focuses on providing alternative workers compensation services and products.

     From 1989 through 1994, the EBI Companies' and Nations' Care net premiums written have accounted for almost all of the premium volume of the Regional Operations segment. The EBI Companies devote substantially all of their resources to underwriting and selling workers compensation insurance through independent agents and brokers. EBI has a competitive edge stemming from its service oriented approach. It is among the 25 largest writers of workers compensation insurance in the United States based on net premiums written. For a variety of reasons, EBI has phased out of the workers compensation business in California, but the decrease in premium volume in California has been substantially offset by growth in other markets, such as Arizona, Illinois, Indiana, Michigan, Pennsylvania and Wisconsin. Regional Operations staffs its offices with underwriters, field production representatives, claims and loss control representatives, medical and rehabilitation experts and other technical and administrative personnel. The EBI Companies' specialized approach is founded upon a team concept under which loss control and claims management personnel have significant direct involvement in account selection and in underwriting each policy. Upon acceptance of each new account, an EBI team begins to work with the insured and its employees to identify the factors that influence their insurance costs. The EBI approach to underwriting is not merely to evaluate the risk but to attempt to reduce the risk through loss control services. During the policy term, the EBI team continues to provide services designed to reduce the frequency and severity of injuries. In late 1994, EBI introduced the concept of "Zero Accident Culture" which focuses insureds on creating an accident free work environment. Because of its desire to influence and impact the workplace environment in order to reduce losses, EBI concentrates its efforts on single-location insureds, such as small to medium-sized manufacturers and selected service businesses, such as nursing homes and hospitals.

     Nations' Care is designed to capitalize on the Company's expertise acquired from its service oriented and team approach to traditional workers compensation. It applies those skills to writing workers compensation for large accounts, accounts with large deductibles and other insurance products. It also offers consulting and administrative services to self-insured workers compensation programs. Nations' Care emphasizes its cost effective loss control and claims management consulting services. Nations' Care currently operates in five states but expects to expand its services more broadly throughout the United States.

     A workers compensation policy obligates an insurance company to pay all compensation and other benefits for injured workers as may be required by applicable state workers compensation laws. Such benefits include, among other things, payments for medical and hospital expenses and disability and vocational rehabilitation expenses. The insurance policies currently written by the EBI Companies provide workers compensation coverage with limits of liability set by the provisions of state workers compensation laws. The benefits provided by these laws vary with the nature and severity of the injury or disease, as well as with the wage level, occupation and age of the employee. Employers liability coverage is also provided to employers who may be subject to claims for damages (not workers compensation benefits) because of an injury to a worker.
                                      -8-

     The amount of workers compensation premiums earned is directly dependent upon wage levels as well as the number of employees on the payroll of each policyholder and the job classifications of those employees. Accordingly, premiums may be affected by the level of unemployment in general, and particularly by the level of unemployment experienced in those industries and geographic areas which represent a substantial portion of the Company's workers compensation insurance business. Premium rates are revised annually in most states in which the EBI Companies and Nations' Care do business. Rates vary with different job classifications and among different employers. The EBI Companies and Nations' Care use the rates and rating plans filed in the states where they do business. See "Industry Characteristics - Rates."

     Approximately 750 independent agents and brokers produced substantially all of the direct business written in 1994 by the EBI Companies and Nations' Care. All of such agents and brokers receive commissions on the sale of insurance. No single independent agent or broker contributed more than 5% of this segment's net written premiums. The agents and brokers provide a broad range of insurance services to the public within their local areas, operate as independent contractors and generally represent other insurers as well.

                        REINSURANCE/SPECIAL PROGRAMS

     The Company's Reinsurance/Special Programs segment is comprised of four components: DPIC Companies, SecurityRe Companies, Connecticut Specialty and the Company's 20% equity interest in Intercargo Corporation. All of such components concentrate in highly specialized lines of business in the property and casualty insurance field.

     DPIC Companies writes professional liability insurance for architects, engineers, accountants and lawyers. It is the second largest underwriter of architect and engineer liability insurance in North America.

     On October 1, 1993, DPIC Companies substantially reorganized its operations into a structure more directly aligned to its various client groups. The single Architects and Engineers Underwriting unit was divided into three major divisions: Architects, Engineers and Special (large accounts) Risks. Each division is now staffed with underwriters and other professionals who focus on a specific discipline thus enabling them to develop programs to address the unique issues facing their clients.

     DPIC Companies also markets the Accountants Professional Liability System (A/PL+), a program of professional liability insurance, analogous to its architects and engineers products, for selected medium-sized certified public accounting firms. In 1994, DPIC Companies introduced the Lawyers Professional Liability System (L/PLS), a similar program for preferred law firms.

     Professional liability insurance covers liability arising out of alleged negligent performance of professional services. Underwriting and claims management require a high level of knowledge and expertise. In an attempt to limit risk exposure, DPIC Companies' specialized underwriters evaluate a great number of factors, including the experience of an applicant firm's professional personnel, the loss history of the firm, the employees covered, the type of work performed and the firm's utilization of suggested loss prevention measures. DPIC Companies uses a premium credit incentive program to encourage insureds to participate in its liability education programs and to use other loss prevention practices, such as "limitation of liability" clauses in contracts with their clients.

     In most jurisdictions the coverage offered by DPIC Companies is on a "claims-made and reported" policy form, a form which generally insures only those claims reported by the insured during the policy term. DPIC Companies generally uses a policy form under which defense costs, primarily legal fees, are limited by their inclusion within the insured's stated policy limits. This policy form has had a favorable impact in controlling legal costs. DPIC Companies' specialized claims staff, located in eight offices in the United States and Canada, stresses early intervention in disputes to avoid litigation whenever possible. DPIC Companies has been a pioneer in using alternative dispute resolution ("ADR") methods to promptly resolve disputes. DPIC Companies' "Mediation Works" program has been particularly successful offering incentives to insureds who agree to mediate disputes. Currently, up to 30% of all open claims are in mediation or some other form of ADR. Management believes that the use of such methods has had a beneficial impact on DPIC Companies' operating results.

     DPIC Companies markets its products through 53 specialized agencies, each highly knowledgeable about risk management for the professions served and about DPIC Companies' loss prevention programs. Management believes that this "value added" approach is the reason why DPIC Companies has experienced a high customer retention rate (averaging 90%) over a long period of time and why it is less vulnerable to price competition. The agents participate in continuing education programs sponsored by DPIC Companies and are active in their clients' professional societies.

     Connecticut Specialty currently administers the operation of approximately 30 specialty programs written through general agents. The specialized coverages include personal lines automobile insurance, workers compensation insurance, as well as various liability coverages for the trucking industry. Connecticut Specialty finds opportunity in commercial niches, utilizing general agents not only as an efficient and ready-made means of distribution but drawing upon their established expertise and contacts. Connecticut Specialty also develops its own expertise in order to supplement the contributions of its general agents. Connecticut Specialty has developed a methodology for judging opportunities that stresses the knowledge and quality of the general agent and the unique aspects of the type of coverage or class of business being underwritten which might provide a competitive advantage. Over the past six years the use of this methodology has resulted in a conservative underwriting approach leading to an analysis of nearly 1,200 potential programs but the implementation of only 36.

     Connecticut Specialty defines a "program" as the writing of risks in a class of business not widely pursued, utilizing forms, coverage, pricing methodologies and risk management techniques tailored to the needs of the customer. While the average program premium size is $7,500,000, a few programs are larger, such as, long-haul and intermediate truck liability, workers compensation for underground coal mines, "brownwater" marine, and multi-line coverage for volunteer firefighters.

     Connecticut Specialty has formed strategic alliances with what it believes are among the most knowledgeable and well respected general agents in the specialty insurance field. Each of its general agents has superior knowledge of his customers and has earned their loyalty by providing quality services and support.

     Connecticut Specialty utilizes a profit sharing approach in writing its special programs whereby minimal commissions are earned by the general agent until the program is profitable. Connecticut Specialty closely monitors its programs throughout their existence to ensure that profit potential is maximized.

     Pricing volatility for the business that Connecticut Specialty writes is generally low. The specialty nature of such business provides some insulation against the competitive pressures of the overall insurance market. Enhanced automation designed for each general agent promotes efficiency and effectiveness for both the agent and Connecticut Specialty. This exclusive relationship with the general agent creates a competitive advantage in the insurance marketplace and also directly impacts the cost of entry by competitors. Connecticut Specialty's ability to exit and enter markets rather quickly is an added competitive advantage.

     The Reinsurance/Special Programs segment also participates in facultative and treaty reinsurance throughout the United States through SecurityRe Companies. SecurityRe Companies underwrites a diverse book of primarily casualty business, using reinsurance intermediaries, with exposures largely concentrated in the domestic market. SecurityRe Companies' premiums in recent years have been principally concentrated in the treaty segment relating to pro-rata business with small to medium-sized regional and specialty companies in various lines of business (primarily automobile and commercial coverages). Facultative coverage is provided on an excess of loss basis for casualty and property exposures. Careful underwriting by SecurityRe ensures that only select risks are bound so that exposure to loss is minimized. The largest net amount insured by SecurityRe is $1 million. Adherence to strict underwriting guidelines and value-added services to clients make SecurityRe very competitive in the marketplace.

     The Reinsurance/Special Programs segment also includes the Company's 20% interest in Intercargo. Intercargo is an insurance holding company whose subsidiaries specialize in international trade and transportation coverages. Its principal product lines are U.S. Customs bonds and marine cargo insurance sold to importers and exporters through customs brokers and other service firms engaged in the international movement of goods. Intercargo operates as an independent entity and a pro rata share of any profit or loss is reflected in the Company's consolidated financial statements, based on the Company's equity interest in Intercargo. In February 1995, the Company and Intercargo reached an agreement which, subject to regulatory approval, permits the Company to purchase additional shares in the open market from time to time, to bring the Company's ownership up to 24.9% of Intercargo's outstanding common stock.

GUARANTY NATIONAL COMPANIES

     The Company participates in nonstandard commercial and personal automobile insurance and surplus lines insurance through its interest in Guaranty National. Based in Englewood, Colorado, the Guaranty National Companies underwrite and sell specialty property and casualty coverages which are not readily available in traditional insurance markets. Guaranty National became a publicly held company with its stock listed on the New York Stock Exchange when the Company sold slightly more than half of the outstanding common stock of Guaranty National it owned in a public offering in 1991.

     Approximately 83% of the Guaranty National Companies' net written premiums during 1994 was derived from writing automobile (both private passenger and commercial) insurance. Other types of insurance products sold by Guaranty National Companies are general liability, low hazard professional liability, commercial multi-peril, umbrella and property. Guaranty National Companies have historically focused their operations on the nonstandard markets. Nonstandard risks require specialized underwriting,claims management and other skills and experience. Guaranty National Companies' expertise and market position have allowed the Guaranty National Companies to generate an underwriting profit in each of the last seven years.

     Guaranty National Companies' personal lines unit principally writes nonstandard automobile insurance, insurance for drivers usually unacceptable to other insurers for, among other reasons, adverse driving or accident histories, ages or vehicle types and is sold primarily in the Rocky Mountain and Pacific Northwest regions. Guaranty National does not provide personal lines coverage in California. Guaranty National Companies' commercial lines unit writes commercial automobile insurance, which covers policyholders such as sand and gravel haulers, used car dealers, automobile repair facilities, and local log hauling and trucking firms. Other commercial lines coverage includes property (for example, motor-truck cargo), general liability (for example, contractors and fuel-convenience stores), low hazard professional liability (for example, teachers), standard umbrella insurance, standard commercial packages and other commercial coverages. Guaranty National, through its wholly-owned managing general agency, Intercon General Agency, Inc., also markets collateral protection insurance, primarily insuring automobiles pledged as security for bank loans for which the borrower has not maintained physical
damage     coverage as required by the bank.  Such business represents 11%
of Guaranty National Companies' gross written premiums for 1994.

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

     In February 1994 Guaranty National's Board of Directors approved a repurchase program of its own stock. At that time the Company agreed to sell, and Guaranty National to buy, a portion of Guaranty National's common stock to the extent necessary for the Company to maintain its ownership interest in Guaranty National at approximately its present level of slightly under 50%. Under that program, as of December 31, 1994, Guaranty National has repurchased 139,600 of its shares from the Company at an aggregate cost of $2,041,000.

     Guaranty National and its subsidiaries have entered into a series of agreements with the Company. One of these agreements is a shareholders agreement pursuant to which the Company has the right to designate three members of Guaranty National's board, including the Chairman of the Board, for so long as the Company beneficially owns 30% or more of Guaranty National. The shareholder agreement was amended in March, 1995 to permit Guaranty National to increase the size of its board of directors to eleven members. Mr. Larry D. Hollen, President and Chief Operating Officer of the Company, was elected to the Guaranty National board at that time as one of Orion's three designated directors. The shareholder agreement was also amended to permit Mr. Sanborn, a Company Director and a former Senior Officer of the Company, to remain on the Guaranty National board. Under the shareholder agreement, the Company also has a right until 1997 to require Guaranty National to register under the Securities Act of 1933 all or part of the shares of common stock it continues to hold. In addition, the Company's insurance subsidiaries and the Guaranty National Companies also entered into certain reinsurance agreements and a trade name agreement. Orion and Guaranty National have signed an investment management agreement pursuant to which the Guaranty National Companies' investment portfolio (except for a portion of the equity securities portfolio which is managed by an unaffiliated portfolio manager) is managed by Orion's investment managers (under the direction and supervision of Guaranty National) for a fee of $550,000 per year for 1994 and 1995. The investment management agreement continues for annual periods, unless terminated by either party upon 90 days prior written notice.

                         INSURANCE INDUSTRY CHARACTERISTICS

Loss Reserves
- -------------

      The Company establishes reserve liabilities for reported losses, incurred but not reported ("IBNR") losses, and claim settlement and administration expenses. Reserves for reported losses and loss adjustment expenses are estimates of the ultimate costs of claims incurred but not settled. IBNR loss reserves are estimates for both unreported claims and additional development of previously reported claims. Reserves are primarily based on the circumstances surrounding each claim, the Company's historical experience with losses arising from claims not yet reported, the particular experience associated with the line of business and type of risk involved. Consideration is also given to expected changes in costs for property, repairs to property, medical care, litigation and other legal costs, and vocational rehabilitation. The Company regularly monitors the factors affecting its reserves to better control claim costs. Doing so also provides a base of information to reevaluate reserve estimates. The reserve estimates are regularly reviewed and adjusted to consider all pertinent information as it becomes available as to the ultimate cost of losses and claims incurred. Such reevaluation is a normal, recurring activity that is inherent in the process of loss reserves estimation. Management revises its reserve estimates as appropriate and believes that the loss and loss adjustment expense reserves of the Company's insurance subsidiaries make reasonable and sufficient provision for the ultimate cost of all losses and claims incurred. However, no assurances can be given that reserve development will not occur in the future.

Accident Year Loss and Loss Adjustment Expense Analysis
- -------------------------------------------------------

     Accident year is a period of exposure that is used to accumulate loss and loss adjustment experience by the year in which an incident giving rise to a claim occurs. Accident year information is used for loss reserving and in establishing premium rates. Accident year loss experience is updated in subsequent calendar years until all losses and loss adjustment expenses related to that given accident year have been settled. Accident year loss ratio relates losses associated with incidents giving rise to claims occurring within a given calendar year to premiums earned during the same calendar year. Presented below are loss reserve development tables for the five years ended December 31, 1994 prepared in accident year format.

     For each accident year, the following table presents premiums earned, and the provision for loss and loss adjustment expenses as a percentage of premiums earned (the "loss ratios") as established in the initial accident year and cumulative as of December 31, 1994:

                                            Loss and Loss Adjustment
Accident            Premiums                  Expense Development
                                         -------------------------------
  Year               Earned              Initial              Cumulative
- --------            --------             -------              ----------
                 (000s omitted)
1990                $687,976              67.4%                 70.5%
1991                 701,386              67.7                  64.8
1992                 560,205              71.0                  70.8
1993                 617,404              70.4                  71.3
1994                 691,223              69.6                     -
     The table set forth below indicates premiums earned, the loss ratio, the ratio of policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio"), the ratio of policyholders'
dividends to premiums earned (the "policyholders' dividend ratio") and the total of the ratios (the "combined ratio") at December 31, 1994:

Accident   Premiums      Loss        Expense     Policyholders'    Combined
  Year      Earned       Ratio        Ratio      Dividend Ratio     Ratio
- --------   --------      -----       -------     --------------    --------
        (000s omitted)
1990       $687,976       70.5%        28.7%            2.9%        102.1%
1991        701,386       64.8         30.2             2.4          97.4
1992        560,205       70.8         27.3             2.4         100.5
1993        617,404       71.3         26.8             2.0         100.1
1994        691,223       69.6         27.0             2.1          98.7
Calendar Year Loss Reserve Analysis
- -----------------------------------

     An analysis of the Company's calendar year loss and loss adjustment expense reserves net of reinsurance is presented below:

                                              Year Ended December 31,
                                       ------------------------------------
                                         1994          1993          1992
                                       --------      --------      --------
                                                  (000s omitted)
Beginning of year ..................   $830,805      $746,298      $668,467
                                       --------      --------      --------
Provision:
  Current year .....................    480,826       434,840       397,551
  Prior years ......................     17,297        24,292        26,481
                                       --------      --------      --------
                                        498,123       459,132       424,032
                                       --------      --------      --------
Payments:
  Current year .....................    134,120       125,042       105,883
  Prior years ......................    303,266       249,583       240,318
                                       --------      --------      --------
                                        437,386       374,625       346,201
                                       --------      --------      --------
End of year ........................   $891,542      $830,805      $746,298
                                       ========      ========      ========


                                       -15-

     Cumulative reserve development for the Company's wholly-owned insurance subsidiaries (excluding Guaranty National Companies for all years) as of December 31, 1994 for the calendar years 1984 through 1994 is shown in the table that follows:

Year Ended December 31,  1984      1985      1986      1987      1988      1989      1990     1991      1992       1993       1994
- -----------------------  ----      ----      ----      ----      ----      ----      ----     ----      ----       ----       ----
                                                               (000s omitted)
                       C>
Net liability for
  unpaid loss and
  loss adjustment
  expenses..........  $284,480  $294,427  $359,623  $401,677  $520,304  $602,519  $595,455 $668,467 $  746,298 $  830,805 $  891,542

Paid (cumulative)
  as of:
  One year later ....  197,895   226,776   211,102   178,100   236,657   281,224   261,464  240,318    249,583    303,266          -
  Two years later....  317,705   364,206   320,000   318,883   403,147   438,250   408,624  378,524    429,501          -          -
  Three years later..  396,482   436,665   409,019   414,616   488,397   526,235   493,218  484,335          -          -          -
  Four years later ..  424,881   493,399   468,971   457,182   544,449   581,880   567,068        -          -          -          -
  Five years later ..  467,781   534,321   494,838   490,973   582,527   633,413         -        -          -          -          -
  Six years later ...  494,273   550,743   518,397   515,478   624,415         -         -        -          -          -          -
  Seven years later..  514,382   571,652   537,567   551,055         -         -         -        -          -          -          -
  Eight years later..  531,036   588,050   566,205         -         -         -         -        -          -          -          -
  Nine years later ..  547,286   611,700         -         -         -         -         -        -          -          -          -
  Ten years later ...  566,256         -         -         -         -         -         -        -          -          -          -

Net liability
  reestimated as of:
  One year later ....  354,216   416,208   434,056   469,137   573,632   647,585   657,100  694,948    770,590    848,102          -
  Two years later ...  432,944   478,093   486,631   504,814   624,337   695,154   685,692  714,953    782,348          -          -
  Three years later..  471,155   527,200   517,476   548,883   658,024   722,626   705,516  732,047          -          -          -
  Four years later ..  500,835   574,073   557,124   568,114   687,818   741,789   741,096        -          -          -          -
  Five years later ..  533,435   605,513   577,977   597,103   705,475   770,359         -        -          -          -          -
  Six years later ...  555,123   623,291   604,056   610,086   733,836         -         -        -          -          -          -
  Seven years later..  575,438   645,114   611,108   637,322         -         -         -        -          -          -          -
  Eight years later..  590,215   652,011   633,723         -         -         -         -        -          -          -          -
  Nine years later ..  602,085   673,417         -         -         -         -         -        -          -          -          -
  Ten years later ...  620,583         -         -         -         -         -         -        -          -          -          -

Net deficiency ...... (336,103) (378,990) (274,100) (235,645) (213,532) (167,841) (145,641) (63,580)   (36,050)   (17,297)         -







Gross liability .....                                                                               $1,081,396 $1,140,403 $1,181,329
Reinsurance
  recoverable .......                                                                                  335,098    309,598    289,787
                                                                                                    ---------- ---------- ----------
Net liability .......                                                                               $  746,298 $  830,805 $  891,542
                                                                                                    ========== ========== ==========
Gross re-estimated
  liability .........                                                                               $1,094,514 $1,144,023          -
Re-estimated
  recoverable .......                                                                                  312,166    295,921          -
                                                                                                    ---------- ----------
Net re-estimated
  liability .........                                                                               $  782,348 $  848,102          -
                                                                                                    ========== ==========
Gross deficiency ....                                                                               $  (13,118)$   (3,620)         -
                                                                                                    ========== ==========
                                                                    -16-

      The preceding loss reserve development table indicates the aggregate year-end liability for loss and loss adjustment expenses net of reinsurance, the cumulative amounts paid attributable to those reserves through December 31, 1994, the re-estimate of the aggregate liability as of December 31 of each subsequent year and the cumulative development of prior years' reserves. Information is also provided on a gross basis for 1992 through 1994. Consistent with industry practice, certain claims for long-term disability workers compensation benefits are carried at discounted values. At December 31, 1994 and 1993, approximately $55,986,000 and $73,215,000, respectively, of long-term disability workers compensation loss reserves are included in the consolidated financial statements at net present value using a statutory interest rate of 3.5%. The amount of long-term disability workers compensation reserves declined in 1994 as a result of the Company's efforts to minimize the severity of losses and the continued closing of older claims.

     The Company's IBNR loss and loss adjustment expense reserves and other bulk reserves for losses and loss adjustment expenses for which claim files have not been established, net of reinsurance, were $438,194,000, $336,446,000 and $298,653,000 as of December 31, 1994, 1993 and 1992, respectively.

     The following table presents the differences between loss and loss adjustment expense reserves reported in the consolidated financial statements in accordance with generally accepted accounting principles ("GAAP"), and those reported in the consolidated annual statement filed with state insurance departments in accordance with statutory accounting practices ("SAP"):

                                                     December 31,
                                                ----------------------
                                                    1994        1993
                                                    ----        ----
                                                    (000s omitted)
Liability on SAP basis ......................   $  909,723  $  850,418
  Estimated salvage and subrogation
    recoveries recorded on a cash basis for
    SAP and on an accrual basis for GAAP ....      (14,151)    (15,164)
  GAAP Reinsurance payable included in SAP
    reserves ................................      (13,817)    (11,244)
  Foreign subsidiary reserves ...............        9,787       6,795
                                                ----------  ----------
Liability on GAAP basis, net of reinsurance..      891,542     830,805
Reinsurance on GAAP reserves ................      289,787     309,598
                                                ----------  ----------
Liability on GAAP basis .....................   $1,181,329  $1,140,403
                                                ==========  ==========

     During 1994, the Company strengthened loss reserves and experienced development for prior years' business based upon the Company's ongoing actuarial analysis utilizing the most current information available. The 1994 provision for prior accident year losses by major line of business is as follows:

                                            (000s omitted)

Reinsurance, pools and associations .......     $ 10,389
Automobile liability ......................        9,977
Surety ....................................        5,237
Commercial multiple peril .................        2,855
Workers compensation ......................      (13,393)
Other......................................        2,232
                                                --------
                                                $ 17,297
                                                ========

     Adverse development relating to reinsurance, pools and associations includes the Company's assumed reinsurance business, in which loss and loss adjustment expense experience is indicative of the ceding companies' experience. The Company's voluntary participation in various pools and associations business is generally recorded as the information is reported to the Company. The development from automobile liability primarily relates to the Company's Florida non-standard automobile program, which was discontinued in 1994, and the truck program, where reported losses in 1994 developed greater than anticipated. Losses in the surety line of business principally relates to a program that was discontinued in 1993. In prior years, the commercial multiple peril line was responsible for a greater amount of the adverse development. Starting in 1983, the Company expanded its commercial multiple peril business and then withdrew from that line of business in 1988 due to greater than expected losses. In 1993 and 1994, the commercial multiple peril line had significantly less development due to stronger reserving. The favorable development from the workers compensation line of business is the result of continued improvement from the application of risk management and loss control procedures. The other liability category includes the Company's professional liability program for architects and engineers and losses from the Company's discontinued general liability line of business. The majority of the adverse development for the other lines of business relates to strengthening reserves based on historical loss development patterns. The significantly decreased level of adverse development during more recent years is consistent with the strengthening of loss reserves and the strong performance of the Company's ongoing lines of business.

     Loss reserve estimates are based on forecasts of the ultimate settlement of claims and are subject to uncertainty with respect to future events. Loss reserve amounts are based on management's informed estimates and judgments, using data currently available. Reserve amounts and the underlying actuarial factors and assumptions are regularly analyzed and adjusted to reflect new information. The Company has experienced substantial development of losses from prior accident years, particularly accident years 1984 and 1985 which were the worst years in recent history for the Company and for the property/casualty insurance industry in general. The Company's adverse development primarily resulted from terminated lines of business, pools and other programs, higher than anticipated inflationary pressures, unforeseen judicial decisions (including interpretations of policy coverages beyond what was originally anticipated) and other external factors exposing the Company to risks not known when the insurance policies were priced and issued.

     To reduce loss development, the Company realigned certain management responsibilities in its Regional Operations segment several years ago. Key management positions were added in that segment to further strengthen loss control and prevention, and to focus more attention towards back-to-work programs for injured workers. These factors tend to reduce loss costs and adverse development. For the design professionals liability line of business, the Company has increasingly used alternative dispute resolution techniques which includes the extensive use of mediation procedures to settle claims. These procedures often result in reduced litigation and other claim related expenses. The commercial multiple peril business that is being run off has a specifically designated group of claims personnel assigned who have been aggressively settling claims, resulting in an acceleration of payment patterns in more recent years.

     Estimates for IBNR claim reserves are based on actuarial analysis of historical loss experience and current trends. Although the reserves are deemed adequate to cover all probable claims, there is a reasonable possibility that the adverse development from prior accident years could continue into the future. Variability in claim emergence and settlement patterns, and other trends in loss experience, can result in future development patterns different than expected. The Company believes that the adverse development experienced in recent years relates to the timing of recurring claims activities that are inherent to the estimation of property/casualty reserves. Future variability cannot be accurately factored into the reserve estimations. However, management believes that past reserve strengthening and a higher level of initial reserving, together with increased stabilization in the Company's business, will continue to limit adverse loss development in the future.

     The Company analyzes loss reserves for its major lines of business on a regular basis. Several methods are used, including paid and incurred loss development, and incurred claim counts and average claim costs. These methods are subject to variability in reserve estimation for a number of reasons, including improved claims department operating procedures and accelerated claims settlement due to the use of alternate dispute resolution and expedited resolution of civil suits in litigation. Additionally, other factors that are analyzed and are considered in the determination of loss reserves include (i) claim emergence and settlement patterns and changes in these patterns from year to year,(ii) trends in the frequency and severity of paid and incurred losses, (iii) changes in policy limits and changes in reinsurance coverages,
(iv) changes in the mix and classes of business, and (v) changes in claims handling procedures as determined by discussions with claims and operating staff and through claim audits.

     Current operations are more focused on underwriting risks where the Company has specialized knowledge and can provide enhanced service to reduce loss costs. This concentration, and the specialized knowledge and growing experience in its selected lines of business arising from such concentration, have enabled the Company to implement improvements in its claims administration and underwriting procedures which have enhanced the Company's ability to analyze data and project reserve trends.

Investments
- -----------
     The Company derives a significant part of its income from its investments. Investments of the Company's insurance subsidiaries are made in compliance with applicable insurance laws and regulations of the respective states in which such companies are domiciled and other jurisdictions in which they conduct business. Neither Orion nor any of its non-insurance subsidiaries is constrained by investment restrictions set forth in state insurance laws.

     The Company maintains a diversified portfolio representing a broad spectrum of industries and types of securities. The Company has no significant investments in real estate, although it does own the DPIC Companies' home office building in Monterey, California and has invested in several real estate limited partnerships valued at $10,769,000 at December 31, 1994. Investments are managed to achieve a superior total return, while maintaining a proper balance of safety, liquidity, maturity and marketability.
Investments are made based on long-term economic value rather than short-term market conditions. Except for investments in Guaranty National and securities of the United States Government and its agencies, the Company did not have any other investments in any one issuer that exceeded $20,000,000 at December 31, 1994.

     During 1994 and 1993 the Company has continued the process of changing the composition of its investment portfolio toward more tax-advantaged securities. Historically, as a result of the Company's net operating tax loss carryforwards ("NOLs"), the Company invested primarily in fully taxable securities, since the income of such securities could be offset by the NOLs. Such fully taxable securities, in general, pay a higher pre-tax rate of return than tax advantaged securities. With the change in the Company's tax position, following the full utilization of its NOLs for federal income tax purposes in 1991, management began to shift the composition of the Company's investment portfolio toward the purchase of a greater percentage of tax-advantaged securities.

       The Company has the ability to hold its fixed maturity investments to term since its operating cash flow and its short-term investment portfolio provide the Company with substantial liquidity. Fixed maturity investments that the Company has the positive intent to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies, or liquidity needs are classified as available-for-sale and are carried at market value, with unrealized gains and losses reflected in stockholders' equity. Equity securities are stated at market value. Both the fixed maturities and equity investments consist primarily of readily marketable securities.

     The following table shows the composition of the investment portfolio of the Company as of December 31, 1994 and 1993, and the quality ratings for the Company's fixed maturity investments. The investments shown below are listed at their cost, market value and financial statement (book) values.

December 31, 1994          Cost            Market Value         Book Value
- -----------------   ------------------  ------------------  ------------------
                             (000s omitted - except for percentages)
Fixed Maturities:
  AAA ............. $  413,949   30.9%  $  390,075   29.8%  $  394,291   29.9%
  AA ..............    172,362   12.8      170,235   13.0      170,221   12.9
  A ...............    112,923    8.4      107,677    8.2      110,051    8.3
  BBB .............    104,180    7.8      100,128    7.6      101,579    7.7
  BB ..............     51,875    3.9       45,805    3.5       46,302    3.5
  B and Below .....     38,507    2.9       34,909    2.7       34,909    2.7
  Not Rated .......     39,501    2.9       40,510    3.1       40,488    3.1
                    ----------  -----   ----------  -----   ----------  -----
    Sub-total .....    933,297   69.6      889,339   67.9      897,841   68.1
Equity Securities..    250,929   18.7      264,434   20.2      264,434   20.0
Other Long Term
  Investments .....     52,564    3.9       52,564    4.0       52,564    4.0
Short Term
  Investments .....    104,201    7.8      104,201    7.9      104,201    7.9
                    ----------  -----   ----------  -----   ----------  -----
                    $1,340,991  100.0%  $1,310,538  100.0%  $1,319,040  100.0%
                    ==========  =====   ==========  =====   ==========  =====

December 31, 1993
- -----------------
Fixed Maturities:
  AAA ............. $  408,254   32.4%  $  427,448   31.9%  $  417,147   31.5%
  AA ..............    191,858   15.2      207,461   15.5      202,614   15.3
  A ...............    101,172    8.0      105,456    7.9      103,772    7.9
  BBB .............    107,958    8.6      112,814    8.4      111,552    8.4
  BB ..............     31,728    2.5       31,972    2.4       32,319    2.4
  B and Below .....     20,371    1.6       22,118    1.6       22,118    1.7
  Not Rated .......     40,777    3.3       43,216    3.2       43,216    3.3
                    ----------  -----   ----------  -----   ----------  -----
    Sub-total .....    902,118   71.6      950,485   70.9      932,738   70.5

Equity Securities..    210,311   16.7      242,643   18.1      242,643   18.4
Other Long Term
  Investments .....     50,682    4.0       50,682    3.8       50,682    3.8
Short Term
  Investments .....     96,473    7.7       96,473    7.2       96,473    7.3
                    ----------  -----   ----------  -----   ----------  -----
                    $1,259,584  100.0%  $1,340,283  100.0%  $1,322,536  100.0%
                    ==========  =====   ==========  =====   ==========  =====
                               Year Ended December 31,
                               -----------------------
                                  1994         1993
                                  ----         ----
Yield on average
  investments:
  Pre-tax .........               6.5%         7.4%
                                  ===          ===
  After-tax .......               5.0%         5.5%
                                  ===          ===

                                     -21-

     Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes the "available-for-sale" category of investment securities and requires such securities to be recorded at market value, with unrealized gains and losses reported as a separate component of stockholders' equity. As a result of the adoption of this standard, the Company reclassified investments with a market value of $452,102,000 from fixed maturities recorded at amortized cost to fixed maturities recorded at market. The result of that reclassification increased unrealized appreciation on investments, a component of stockholders' equity, by $20,720,000, net of deferred income taxes, on December 31, 1993.

     The Company strives to enhance the average return of its portfolio by investing a small percentage of it in a diversified group of non-investment grade fixed maturity securities, or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are typically unsecured, often subordinated to other debts of the issuer and are often issued by highly leveraged companies. In the non-investment grade segment of the investment portfolio, the Company maintains a high degree of diversity, with an average investment per issuer of approximately $1,665,000 at December 31, 1994. Only six high yield investments, aggregating $41,147,000, were in excess of $5,000,000 as of December 31, 1994.

     The Company closely monitors the financial stability of issuers of securities that it owns. When conditions are deemed appropriate, the Company ceases to accrete discount, or accrue interest and dividends. In cases where the value of investments are deemed to be other than temporarily impaired, the Company recognizes losses. During 1994, provisions for such losses were $381,000 for equity securities and $750,000 for fixed maturity investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Investment Income and Realized Investment Gains."

Reinsurance
- -----------

     In the ordinary course of business, the Company's insurance subsidiaries enter into reinsurance contracts with other insurers which serve to limit the Company's maximum loss from catastrophes, large risks or unusually hazardous risks. Ceding reinsurance reduces an insurer's operating leverage ratio.

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

Retention limits are periodically revised as the capacity of the Company's insurance subsidiaries to retain risk varies and as reinsurance prices change. The Company is very selective as to its reinsurers, placing reinsurance with only those reinsurers considered to be in sound financial condition and having satisfactory underwriting ability. Many of the Company's reinsurance agreements are subject to annual renewal as to coverage, limits and price. The financial strength of its reinsurers is continually monitored by the Company. The Company's insurance subsidiaries, to their knowledge, have no material exposure to potential unrecognized losses due to reinsurers that are in known financial difficulties.

     The Company's insurance subsidiaries have reinsurance protection for workers compensation losses in excess of $1,500,000 up to $100,000,000. DPIC Companies have reinsurance for a portion of losses from architect and engineer liability in excess of $1,000,000 up to $5,000,000, the maximum policy limit written by the DPIC Companies. Certain commercial auto and general liability policies are reinsured for a portion of losses in excess of $500,000 up to $1,000,000. The Company's reinsurance subsidiary maintains various reinsurance arrangements for its facultative and treaty exposures, including catastrophe protection above the $1,000,000 level. In addition to the foregoing, the Company's insurance subsidiaries also maintain other reinsurance arrangements in support of their specific business needs. In 1994 and 1993, the Company's insurance subsidiaries net premiums written to year-end statutory surplus were at levels of 1.6:1 and 1.4:1, respectively.

Government Regulation
- ---------------------

     The Company's insurance subsidiaries are subject to regulation by the Insurance Department of Connecticut, the state of their incorporation. In order to simplify the Company's regulatory environment, effective December 30, 1994, all of the Company's insurance subsidiaries previously incorporated in California were redomesticated into the State of Connecticut, where all of the Company's other insurance subsidiaries are incorporated. All insurance companies must file annual statements and other reports with state regulatory agencies and are subject to regular and special examinations by those agencies. A regular periodic examination of the Company's insurance subsidiaries, covering their operations and statutory financial statements through December 31, 1991, was satisfactorily completed in 1993 by the Insurance Departments of California and Connecticut.

     Each of the Company's insurance subsidiaries is also subject to regulation by other jurisdictions in which it sells insurance, including certain Canadian provinces. States regulate the insurance business through supervisory agencies which have broad administrative powers, including powers relating to, among other things, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; restrictions on the amount of risk which may be insured under a single policy; the approval of premium rates; the form and content of the insurance policy and sales literature; the form and content of financial statements; reserve requirements; and the nature of and limitations on permitted investments. In general, such regulation is for the protection of policyholders rather than stockholders.

     In some instances, particularly in connection with workers compensation insurance, various states routinely require deposits of assets for the protection of policyholders and their employee claimants in those states. As of December 31, 1994 and 1993, securities representing approximately 18% and 21%, respectively, of the book value of the Company's investment portfolio were on deposit with various state treasurers or custodians. Such deposits consist of securities of the types which comply with the standards that each state has established.

     The Company is also subject to state laws regulating insurance holding company systems. Most states have enacted legislation and adopted administrative regulations affecting insurance holding companies and the acquisition of control of insurance companies, as well as transactions between insurance companies and their affiliates. The nature and extent of such legislation and regulations currently in effect vary from state to state. Most states, including Connecticut, currently require administrative approval of the acquisition of 10% or more of the outstanding shares of an insurance company incorporated in the state or the acquisition of 10% or more of an insurance holding company whose insurance subsidiary is incorporated in the state. The acquisition of 10% of such shares (which would include securities convertible into voting securities) is deemed to be the acquisition of "control" for the purpose of most holding company statutes and requires the filing of detailed information concerning the acquiring parties and the plan of acquisition and administrative approval prior to such acquisition. Material transactions between insurance companies and affiliated members of the holding company system are generally required to be "fair and reasonable" and in some cases are subject to administrative approval.

     All state jurisdictions in which the Company is authorized to transact business require participation in guaranty funds. Insurers authorized to transact business in those jurisdictions can be assessed by a state guaranty fund a percentage (usually from 1% to 2%) of direct premiums written in that jurisdiction each year to pay claims on behalf of insolvent insurers. The likelihood and amount of any future assessment cannot be estimated until after an insolvency has occurred. For the years ended December 31, 1994 and 1993 the Company's insurance subsidiaries were assessed approximately $1,051,000 and $407,000, respectively (net of estimated future recoveries) as a result of known insolvencies. Insurance companies are required by certain states in which they do business to participate in automobile insurance plans and workers compensation plans. These plans provide insurance on risks which are not written in the voluntary market. Participation in these plans has usually been unprofitable for the Company.

     A number of state legislatures and the United States Congress have for years been considering, or have now enacted, some type of legislative proposals which alter the rules for tort claims and increase the states' authority to regulate insurance companies. These initiatives have expanded, in some instances, the states' regulation over rates (See "Rates" below) and also have increased data reporting requirements. In recent years the state insurance regulatory framework has come under federal scrutiny, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners ("NAIC") and state regulators are re-examining existing laws and regulations and issues relating to the solvency of insurers. The NAIC has recently adopted risk based capital ("RBC") requirements for property and casualty insurers. The capital of each of the Company's insurance subsidiaries at December 31, 1994 exceeds the RBC requirements.

     Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. There are various current and proposed federal measures which may significantly affect the Company's insurance business, including, among other proposals, the revocation of the antitrust exemption provided by the McCarran-Ferguson Act and reforms to the litigation system. The various proposed reforms to limit punitive damages and assess costs to the losing side in a lawsuit, if any are enacted, might have a positive impact on the Company and the insurance industry in general. Suggested changes to the nation's health care system, however, if enacted, might negatively affect the Company's workers compensation and automobile liability businesses. The economic and competitive effects of any proposals upon the Company would depend upon the final form such legislation might take. The Company is unable to predict what regulatory proposals may be adopted in the future, or the effect any such proposals might have on the Company's business if adopted.

Limitations on Payments from Insurance Subsidiaries
- ---------------------------------------------------

     The principal sources of cash available to Orion are dividends, reimbursement of various administrative charges, and tax payments from its subsidiaries. The payment of dividends to Orion by its insurance subsidiaries is subject to state regulation. No state restricts dividend payments by Orion to its stockholders.

     The ability of the Company's insurance subsidiaries to declare dividends is governed primarily by the insurance laws of the state of incorporation of all of the Company's insurance subsidiaries. Generally, such laws currently provide that, unless prior approval is obtained, dividends of a property and casualty insurance company in any consecutive 12-month period shall not exceed the greater of its net income for the preceding calendar year or 10% of its policyholders' surplus as of the preceding December 31, determined on a statutory accounting basis. Dividends and distributions by the Company's insurance subsidiaries are also subject to a requirement that statutory policyholders' surplus be reasonable in relation to outstanding liabilities and adequate to meet the companies' financial needs following the declaration of any dividends or distributions. State insurance regulators have, however, broad discretionary authority with respect to approving the payment of dividends by insurance companies. Under current Connecticut regulations, the maximum dividends permitted at December 31, 1994 for the ensuing twelve months, without prior approval, aggregated $52,377,000. Orion received $30,013,000 in dividends from its wholly-owned insurance subsidiaries in 1994. Since it is difficult to predict future levels of statutory policyholders' surplus or earnings, the amount of dividends that could be paid in the future without prior approval cannot be determined at this time.

Rates
- -----

     The Company's insurance subsidiaries are generally subject to regulation as to rates. Most states have insurance laws requiring that rate schedules and other information be filed with or made available to the state's regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may, in most states, disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard assumed and size of risk. Subject to regulatory requirements, the Company's management determines the prices charged for its policies based on a variety of factors including recent historical claims experience, inflation, competition, tax law and anticipated changes in the legal environment, both judicial and legislative. The Company's management believes that its rate outlook for its principal lines of business will remain stable during 1995.

     Some states have adopted open rating systems for workers compensation which permit insurers to set premium rates independently without the prior approval of the insurance commissioners. A number of other states permit insurers to deviate from standard rates for workers compensation insurance after receiving prior approval. In insuring professional liability risks the DPIC Companies are generally not limited to the standard rates of a rating organization but set their own rates because of the unique nature of the risks being underwritten.

     In November 1988, California voters passed an initiative known as Proposition 103 which amended the California Insurance Code to provide, among other things, that for at least one year rates for automobile and many other insurance policies issued or renewed on or after November 8, 1988, be rolled back to the levels of November 8, 1987 and then reduced by 20%. In 1989, the California Supreme Court ruled that an insurer could be compelled to make refunds for the rollback year only to the extent that it would not deprive the insurer of a fair and reasonable rate of return. Workers compensation insurance and reinsurance are excluded from the Proposition's rate rollback provisions. The Insurance Department of the State of California ("Department") subsequently issued regulations with
respect to California Proposition 103.   On August 18, 1994, the Supreme
Court of the State of California upheld the validity of the Department's current regulations. In January 1995 the newly elected Commissioner of the Department announced that he would like to quickly resolve all Proposition 103 liability with California insurers through negotiations. On
January 31, 1995, the Department advised the Company that it had an indicated rollback liability under the regulations of approximately $4,000,000, plus interest. The Department asked the Company to provide information, including California specific data, that would impact its calculation. The data used by the Department to determine the rollback liability was based on national figures and contained some inapplicable information as to the Company's California business. The regulations provide for the use of California data where available and reliable. When the calculation under the regulations is performed using the Company's California specific data, the Company has no rollback liability. The Company intends to resolve the matter with the Department during 1995.
                                     -26-

    In recent years, certain social, economic and political issues have led to an increased number of legislative and regulatory proposals and judicial decisions aimed at addressing the cost, benefits and availability of certain types of insurance. Initiatives attempting to freeze or roll back premium rates, similar to the California Proposition have been introduced in other states, as well as proposals to redefine or expand risk exposure, such as by increasing the amount and types of workers compensation benefits and by the expansion of the liability for employee illness caused by cumulative trauma, stress or previously unknown causes. Most of these legislative proposals have failed to date to become law. While such initiatives may continue to be proposed, it is impossible to predict whether any such proposals will be adopted. However, depending on the circumstances, the Company may be able to mitigate the longer term effects on profitability through discontinuance of the affected business and redeployment of capital into more attractive markets, as it has done in the past.

Competition
- -----------

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

     The Company's insurance subsidiaries sell their insurance principally through independent agents, brokers and general agents, who typically also represent one or more competing insurance companies. They are paid commissions based on premiums collected from insureds. Commission rates vary according to the type and amount of insurance sold. Some competitors in certain lines obtain their business at a lower direct cost through the use of salaried personnel rather than independent agents and brokers.

Rating
- ------

     A.M. Best Company rates the Company's primary insurance subsidiaries "A (Excellent)." In general, A.M. Best Company's ratings are based on an analysis of the financial condition and operation of an insurance company as it relates to the industry. These ratings are not primarily designed for investors and do not constitute recommendations to buy, sell or hold any security. A.M. Best Company has upgraded the ratings of the Company three times in the last five years.

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

ITEM 2. PROPERTIES

     The Company's executive office is located at 600 Fifth Avenue, New York, New York. The home office of the insurance operations of the Company is located in Farmington, Connecticut. The New York office facilities consist of approximately 12,000 square feet and are leased at an average annual rental, over ten years, of $465,000. The Farmington office consists of approximately 140,000 square feet and is leased at an annual rental of $4,310,000.

     The DPIC Companies owns its office building, which consists of approximately 42,000 square feet, in Monterey, California. The DPIC Companies purchased the building on January 26, 1990 for approximately $11,950,000. In November 1990 the DPIC Companies mortgaged the leasehold interest in its office building to other subsidiaries of the Company and to Guaranty National Insurance Company for an aggregate of $9,000,000.

     All of the other insurance operations of the Company are conducted from leased premises in or adjacent to major urban centers throughout the United States and in Canada. These operations, in the aggregate, occupy approximately 245,000 square feet, at an annual rental of approximately $4,450,000.

     The Company believes that its current facilities are suitable and adequate for their present use and anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

     The Company is routinely engaged in litigation incidental to its businesses. In the judgment of the Company's management, there are no significant legal proceedings pending against Orion or its wholly-owned subsidiaries which, net of reserves established therefor are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

INFORMATION CONCERNING EXECUTIVE OFFICERS OF THE COMPANY

     The following is a summary of certain information regarding the current executive officers of Orion. All officers of Orion and its subsidiaries serve at the pleasure of their respective Boards of Directors.

     Alan R. Gruber, Chairman of the Board and Chief Executive Officer of Orion since March 1976; Chairman of Orion Capital Companies, Inc. ("OC Companies"), which provides management services to the Orion Capital Companies, since October 1982; age 67.

     Larry D. Hollen, President and Chief Operating Officer of Orion since March 1, 1994; a director of Orion since March 20, 1992; President of the OC Companies since February 1994; Executive Vice President and Assistant Chief Operating Officer of Orion from December 1, 1992 to February 28, 1994; Senior Vice President of Orion from March 1990 to December 1992; Vice President of Orion from 1988 to March 1990; President of the EBI Companies from January 1990 to May 31, 1993; age 49.

     W. Marston Becker, Senior Vice President of Orion and President and Chief Executive Officer of the DPIC Companies and Senior Vice President of the OC Companies since July 1994; President and Chief Executive Officer of McDonough Caperton Insurance Group, an insurance brokerage firm, from March 1987 to July 1994; age 42.

     Raymond W. Jacobsen, Senior Vice President of Orion since July 1994; Vice President of Orion from March 1990 to July 1994; President and Chief Executive Officer of the EBI Companies since June 1, 1993; Executive Vice President of the EBI Companies from December 1989 to May 31, 1993; Senior Vice President of the OC Companies since March 1990; age 42.

     Arthur B. McHugh, Senior Vice President of Orion and Senior Vice President of the OC Companies since July 1994, President and Chief Executive Officer of the Connecticut Specialty Insurance Group since May 1994; Executive Vice President of Zurich American Insurance Group from 1987 to 1994; age 43.

      Daniel L. Barry, Vice President and Controller of Orion since October 1987; Senior Vice President of OC Companies since January 1989; Controller of OC Companies since October 1986; Treasurer of OC Companies from October 1987 to December 1990; age 44.

     Michael P. Maloney, Vice President, General Counsel and Secretary of Orion since August 1979; Senior Vice President of OC Companies since March 1987; age 50.

     William G. McGovern, Vice President and Chief Actuary of Orion since March 1990; Senior Vice President and Chief Actuary of OC Companies since October 1989; age 42.

     Vincent T. Papa, Vice President and Treasurer of Orion since June 1985; Senior Vice President of OC Companies since March 1987 and Treasurer since December 1990; age 48.

     Raymond J. Schuyler, Vice President-Investments of Orion since June 1984; Senior Vice President of OC Companies since March 1986; age 59.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

          (a) Principal Market. The principal market on which Orion's Common Stock is traded is the New York Stock Exchange.

          (b) Stock Price and Dividend Information. The table below presents the high and low market prices and dividend information for Orion's Common Stock for 1994 and 1993, adjusted to reflect the effect of the 5-for-4 stock split paid on November 15, 1993.

                                                       Cash
                                    Stock Prices       Dividends
                                    High     Low       Declared
                                    ----     ---       ---------

1994:

Quarter Ended December 31........ $35.25   $28.125      $.20
Quarter Ended September 30.......  34.625   29.75        .20
Quarter Ended June 30............  34.75    29.875       .18
Quarter Ended March 31...........  34.00    30.00        .18
                                                        -----
    Total........................                       $.76
                                                        =====


1993:

Quarter Ended December 31........ $36.30   $28.625      $.18
Quarter Ended September 30.......  37.50    30.30        .18
Quarter Ended June 30............  37.10    30.10        .16
Quarter Ended March 31...........  36.80    27.20        .16
                                                        ----
    Total........................                       $.68
                                                        ====



     Cash dividends have been paid on Orion's Common stock in every quarter since the fourth quarter of 1978, when dividends were first commenced.

     (c) Approximate Number of Holders of Common Stock. The number of holders of record of Orion's Common Stock as of March 13, 1995 was 1,999.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes information with respect to the operations and financial condition of Orion and its subsidiaries.  Common stock and per common share data have been restated to give effect to the 5-for-4 stock splits paid on both November 15, 1993 and
December 7, 1992.  All of the Company's $1.90 Preferred Stock, $2.125 Preferred Stock and
Adjustable Rate Preferred Stock were converted into common stock or redeemed during 1992 and
1993.  In November 1991, the Company sold 6,250,000 shares of Guaranty National Corporation in an initial public offering, reducing its level of ownership from 100% to slightly less than
50%.  Guaranty National's financial statements have been consolidated with those of the
Company through November 20, 1991.  For the periods subsequent to November 20, 1991, the portion of Guaranty National's results attributable to the Company's ownership is included on an equity accounting basis.  Information presented as of December 31, 1991 through 1994 excludes the accounts of Guaranty National.  The consolidated financial statements and related notes thereto are furnished under Item 8 of this report.
                                        1994        1993        1992        1991        1990
                                        ----        ----        ----        ----        ----
                                              (000s omitted-except for per share data)
For the year ended December 31:
  Total revenues ................. $  780,947  $  720,155  $  647,718  $  837,294  $  783,879
  Gain on sale of common stock
    of Guaranty National .........          -           -           -      33,931           -
  After-tax investment gains
    (losses) .....................      2,427       5,888       3,113      (1,804)     (7,368)
  Earnings before cumulative
    effect of change in accounting
    principles and extraordinary
    loss .........................     55,245      56,988      45,792      44,668      25,461
  Net earnings ...................     55,245      68,813      42,872      44,668      25,461
  Earnings per common share before
    cumulative effect of change in
    accounting principles and
    extraordinary loss ...........       3.85        3.88        3.62        3.75        1.79
  Net earnings per common
    share ........................       3.85        4.69        3.35        3.75        1.79
  Dividends declared -
    Adjustable rate preferred
      share ......................          -        1.10        4.16        4.37        4.44
    $1.90 preferred share ........          -           -        1.43        1.90        1.90
    $2.125 preferred share .......          -         .12       2.125       2.125       2.125
    Common share .................        .76         .68         .60         .59         .58
    Weighted average number of
    common shares and equivalents
    outstanding ..................     14,348      14,598      10,914       9,964      10,091

As of December 31:
  Total cash and investments ..... $1,325,241  $1,328,969  $1,169,379  $1,087,454  $1,145,887
  Total assets ...................  2,112,761   2,117,454   1,937,408   1,827,069   1,995,729
  Total policy liabilities .......  1,450,835   1,412,285   1,326,872   1,228,951   1,443,720
  Notes payable and debentures ...    152,382     160,372     129,863     142,311     175,290
  Adjustable rate preferred stock           -           -      18,705      19,125      19,505
  Stockholders' equity ...........    365,088     394,195     311,287     249,829     191,958
  Common shares outstanding ......     14,041      14,372      13,100       9,905       9,928
  Book value per common share .... $    26.00  $    27.43  $    21.48  $    19.00  $    13.07

                                               -31-

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business which is reported as three segments - Regional Operations, Reinsurance/Special Programs and Guaranty National Companies. Regional Operations provides workers compensation insurance products through EBI Companies and Nations' Care. Reinsurance/Special Programs includes (i) DPIC Companies ("DPIC"), which markets professional liability insurance, (ii) Connecticut Specialty Insurance Group ("Connecticut Specialty"), which writes specialty insurance programs, (iii) SecurityRe Companies ("SecurityRe"), a reinsurer and (iv) a 20.0% interest in Intercargo Corporation ("Intercargo") which underwrites insurance coverages for international trade. The third segment consists of the Company's interest in Guaranty National Companies, which specializes in nonstandard commercial and personal automobile insurance. The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment.

     The Company's insurance operations have experienced favorable trends for the past several years, as indicated by its combined ratio which has improved from 109.4% in 1991, to 105.4% in 1992, 103.2% in 1993 and 101.2% in 1994.
Operating earnings (defined as earnings after taxes, excluding the effects of the adoption of new accounting principles, extraordinary items and after-tax realized investment gains) were $52,818,000, $51,100,000 and $42,679,000, or
$3.68, $3.47 and $3.33 per share, in 1994, 1993, and 1992, respectively, based on weighted average shares outstanding of 14,348,000 in 1994, 14,598,000 in 1993 and 10,914,000 in 1992. Preferred stock dividends of $409,000 in 1993 and $6,358,000 in 1992 were deducted from earnings in order to compute earnings per common share.

RESULTS OF OPERATIONS

     Earnings (loss) by segment before federal income taxes, cumulative effect of the adoption of new accounting principles and extraordinary item are summarized as follows for the three years ended December 31, 1994:

                                              Year Ended December 31,
                                        -----------------------------------
                                           1994         1993         1992
                                           ----         ----         ----
                                                    (000s omitted)
Regional Operations ................... $ 42,514     $ 34,025     $  4,227
Reinsurance/Special Programs ..........   34,117       44,032       50,384
Guaranty National Corporation .........   11,244        9,509        9,994
                                        --------     --------     --------
    Total .............................   87,875       87,566       64,605
Other .................................  (16,329)     (15,061)     (17,891)
                                        --------     --------     --------
                                        $ 71,546     $ 72,505     $ 46,714
                                        ========     ========     ========

REVENUES

Premiums

     Net premiums written increased 12.0% ($76,469,000) to $712,055,000 in 1994 from $635,586,000 in 1993 and 12.0% ($68,156,000) in 1993 from
$567,430,000 in 1992.  The results by segment are as follows:

  - Regional Operations' net premiums written increased 5.5% ($14,656,000) to $279,738,000 in 1994 from $265,082,000 in 1993 and decreased 1.7%
     ($4,468,000) in 1993 from $269,550,000 in 1992.  Premiums written increased in geographic areas where the Company has had favorable loss experience stemming from its service-oriented approach. The increase in 1994 was partially offset by, and the decrease in 1993 was attributable to, the impact of legislative reforms in certain states which have led to lower premium rates and a reduction in losses and expenses, resulting in higher profit margins. The increase in this segment for 1994 was also offset by a reduction in net premiums at Nations' Care, resulting from its transition toward high-deductible and fee-based workers compensation products.

  - Reinsurance/Special Programs' net premiums written increased 16.7% ($61,813,000) to $432,317,000 in 1994 from $370,504,000 in 1993 and 24.4%
     ($72,624,000) in 1993 from $297,880,000 in 1992.  Net written premiums by
     DPIC for professional liability insurance, the largest special program, were $173,205,000, $123,637,000 and $111,837,000 in 1994, 1993 and 1992,
     respectively. The increase in 1994 is primarily attributable to the discontinuation on January 1, 1994 of a reinsurance contract in order to retain more of DPIC's profitable business. The premium increases in 1994 and 1993 reflect both new business and a continuation of a high level of policy renewals. Premium volume for Connecticut Specialty decreased 4.6% ($8,819,000) to $183,427,000 in 1994 from $192,246,000 in 1993 and increased 21.8% ($34,360,000) in 1993 from $157,886,000 in 1992.  The decrease in 1994 is largely attributable to the cancellation of a personal injury protection program in Florida and a physical damage program in Texas, where the Company has had unfavorable loss experience, offset in part by increased premiums written in the truck liability program and the introduction of an additional marine program. The largest increases for 1993 were in the automobile personal injury protection and physical damage programs. The percentage of treaty and facultative reinsurance assumed to total net premiums written for Reinsurance/Special Programs amounted to 17.5%, 14.7% and 11.7% in 1994, 1993 and 1992, respectively. The Company's reinsurance operations are benefitting from A.M. Best Company's upgrade in 1993 of the rating applicable to the Company's principal insurance subsidiaries to "A (Excellent)". A.M. Best Company ratings are not primarily designed for investors and do not constitute recommendations to buy, sell or hold any security.

     Premiums earned increased 12.0% ($73,819,000) to $691,223,000 in 1994 from $617,404,000 in 1993 and 10.2% ($57,199,000) in 1993 from $560,205,000 in
1992. Premiums earned for 1994 and 1993 reflect the recognition in income of the changing levels of net premium writings.

Net Investment Income

     Pre-tax net investment income amounted to $84,915,000, $91,803,000 and $82,483,000 in 1994, 1993 and 1992, respectively. The year-to-year changes in net investment income are attributable to a decrease in equity earnings from limited partnership investments of $8,648,000 from 1993 to 1994, and an increase in limited partnership income of $5,708,000 from 1992 to 1993. The increase in 1993 stems principally from several large gains on sales of real properties by certain of these partnerships. The decrease in 1994 reflects the absence of such gains, and the poor performance of the investment markets during 1994. Net investment income was increased in both years by income generated from the employment of operating cash flow of $118,779,000 in 1994 and $123,154,000 in 1993. The pre-tax yields on the average investment portfolio were 6.5% in 1994 and 7.4% for both 1993 and 1992, reflecting the fluctuation in earnings from limited partnership investments and an increase in each year in the Company's investments in tax-advantaged securities, which generally yield less than fully taxable securities. The after-tax yields on the average investment portfolio were 5.0% in 1994, 5.5% in 1993 and 5.3% in 1992. The carrying value of the Company's investment portfolio amounted to $1,319,040,000 at December 31, 1994 and $1,322,536,000 at December 31, 1993.

     Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes the "available-for-sale" category of investment securities and requires such securities to be recorded at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. As a result of the adoption of this standard on December 31, 1993, the Company reclassified investments with a market value of $452,102,000 from fixed maturities recorded at amortized cost to fixed maturities recorded at market, and increased unrealized appreciation on investments, a component of stockholders' equity, by $20,720,000, net of deferred income taxes. Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value. The carrying value of fixed maturity and short-term investments amounted to $1,002,042,000 and $1,029,211,000 at December 31, 1994 and 1993,
respectively, or approximately 75.6% and 77.4% of the Company's cash and investments.

     The Company's investment philosophy is to achieve a superior rate of return after taxes and maintain a high degree of safety and liquidity. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At December 31, 1994 and 1993, the Company's investment in non-investment grade and unrated fixed maturity securities were carried at $119,853,000 and $97,653,000 with market values of $119,277,000 and
$97,306,000, respectively.  These investments represented a total of 9.0% and

7.3% of cash and investments and 5.7% and 4.6% of total assets at December 31, 1994 and 1993, respectively. The increase in non-investment grade securities during 1994 reflects both net purchases of such investments as well as rating agency downgrades of securities issued by Long Island Lighting Company and Cleveland Electric Illuminating Company (which had a combined carrying value of $15,793,000, or 1.2% of total cash and investments, at December 31, 1994).

     The Company closely monitors the financial condition of the issuers of securities that it owns. When conditions are deemed appropriate, the Company ceases to accrete discount, or accrue interest and dividends, and, in cases where the value of such investments is deemed to be other than temporarily impaired, recognizes losses. The Company's non-investment grade investments are highly diversified, with an average investment per issuer of approximately $1,665,000 at December 31, 1994. Only six non-investment grade investments aggregating $41,147,000 were in excess of $5,000,000 at December 31, 1994.

Realized Investment Gains

     Net realized investment gains amounted to $3,437,000 in 1994, $9,478,000 in 1993 and $3,667,000 in 1992. Sales of equity securities resulted in net gains of $3,845,000, $11,273,000 and $5,864,000 and sales of fixed maturities resulted in net gains of $723,000, $6,662,000 and $5,365,000 in 1994, 1993 and
1992, respectively. Realized investment gains were reduced by provisions for losses on securities deemed to be other than temporarily impaired. These provisions amounted to $381,000 in 1994, $6,310,000 in 1993 and $5,429,000 in
1992 for equity securities and $750,000, $2,147,000 and $2,133,000 in 1994,
1993 and 1992, respectively, for fixed maturity investments. Such provisions, based on available information at the time, were made in consideration of the decline in the financial condition of the issuers of these securities.

     Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors. At December 31, 1994 the Company held equity securities with unrealized appreciation of $13,505,000, as compared to $32,332,000 for equity securities held at December 31, 1993. The amortized cost of the fixed maturities portfolio at December 31, 1994 exceeded market value by $43,958,000. This compares with an excess of market value over amortized cost of $48,367,000 for fixed maturities at December 31, 1993. Such amounts can vary significantly depending upon fluctuations in the financial markets. The decline in market values during 1994 is primarily attributable to the significant rise in interest rates during the year. The average maturity of the Company's fixed maturities has not varied significantly in recent years, and no material change in average maturity is expected in the foreseeable future.

     The performance of the Company's investments, including net investment income, net realized gains (losses) and unrealized appreciation (depreciation) is as follows for the three most recent years:

                                                  Year Ended December 31,
                                             --------------------------------
                                               1994        1993        1992
                                               ----        ----        ----
                                                      (000s omitted)

Net investment income .....................  $ 84,915    $ 91,803    $ 82,483
                                             --------    --------    --------
Net realized gains (losses) -
  Fixed maturities ........................       (27)      4,515       3,232
  Equity securities .......................     3,464       4,963         435
                                             --------    --------    --------
                                                3,437       9,478       3,667
                                             --------    --------    --------
Net unrealized appreciation (depreciation) -
  Fixed maturities ........................   (92,325)     21,556      11,954
  Equity securities .......................   (18,827)     16,468      22,584
                                             --------    --------    --------
                                             (111,152)     38,024      34,538
                                             --------    --------    --------
                                             $(22,800)   $139,305    $120,688
                                             ========    ========    ========

EXPENSES AND OTHER

Operating Ratios

     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company:

                                                  Year Ended December 31,
                                             --------------------------------
                                               1994        1993        1992
                                               ----        ----        ----
  Loss and loss adjustment expenses .......    72.1%       74.4%       75.7%
  Policy acquisition and other insurance
    expenses ..............................    27.0        26.8        27.3
                                              -----       -----       -----
    Total before policyholders' dividends..    99.1       101.2       103.0
  Policyholders' dividends ................     2.1         2.0         2.4
                                              -----       -----       -----
    Total after policyholders' dividends ..   101.2%      103.2%      105.4%
                                              =====       =====       =====

     The ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") was 72.1%, 74.4% and 75.7% in 1994, 1993 and 1992, respectively.
The decrease in the 1994 loss ratio was attributable to improvements in both the Regional Operations and Reinsurance/Special Programs segments, while the improvement in the 1993 loss ratio was attributable to a decrease in the loss ratio for the Regional Operations segment offset by higher levels of initial reserving in the Reinsurance/Special Programs segment.

     The loss ratio for Regional Operations was 67.1% in 1994, 72.0% in 1993 and 80.1% in 1992. These loss ratios reflect continued improvement in workers compensation insurance, reduced losses due to the cancellation in 1992 of participation in a workers compensation loss sharing pool and decreasing levels of losses applicable to discontinued business that is being runoff, principally from closed offices and from the Company having ceased writing commercial package business.

     Reinsurance/Special Programs' loss ratio was 75.4% in 1994, 76.1% in 1993 and 71.7% in 1992. The decrease for 1994 is attributable to increased writings in programs with lower loss ratios, offset in part by increased losses incurred in Connecticut Specialty's personal injury protection and physical damage programs which were cancelled in 1994. The increase for 1993 as compared to 1992 is primarily due to higher levels of initial reserving.

     The ratio of deferred acquisition costs and other insurance expenses to premiums earned (the "expense ratio") was 27.0%, 26.8% and 27.3% in 1994, 1993 and 1992, respectively. The 1994 and 1993 expense ratios reflect low levels of assessments from certain assigned risk pools. The ratio of policyholders' dividends to premiums earned (the "dividend ratio") was 2.1%, 2.0% and 2.4% in 1994, 1993 and 1992, respectively. The combined ratio was 101.2% in 1994, 103.2% in 1993 and 105.4% in 1992.

     Provisions for losses and loss adjustment expenses include development of loss and loss adjustment expense reserves relating to prior accident years, which increased the calendar year combined ratio by 2.5 percentage points in 1994, 3.9 percentage points in 1993 and 4.7 percentage points in 1992. The loss ratios were adversely affected by loss development in the reinsurance and pool and association businesses (including assigned risk pools) where loss reserves are established by the Company based on information provided from sources outside the Company, and where loss patterns were significantly different than in the past. Other contributing factors were higher than anticipated reported losses for automobile liability business and reserve strengthening for certain other lines of business, including discontinued programs. In 1994 adverse development was reduced by the continued improvement in workers compensation insurance from the application of risk management and loss control procedures.

     Management believes that the Company's reserves for loss and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred. However, there can be no assurance that changes in loss trends will not result in additional development of prior years' reserves in the future. Variability in claim emergence and settlement patterns and other trends in loss experience can result in future development patterns different than expected. The Company believes that any such development will continue at the low levels experienced in recent years, considering actions taken to increase reserving levels, to improve underwriting standards and to emphasize loss control and prevention. The Company's loss ratios in recent years, including development of prior years' losses, have compared favorably with loss ratios experienced by the industry.

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

     Establishing reserve liabilities for environmental claims is subject to significant uncertainties that make reserve estimation difficult. Legal decisions have tended to expand insurance coverage beyond the intent of the original policies. The disposition of such claims often requires lengthy and costly litigation. Uncertainties as to required clean-up remedies and difficulties in identifying the responsible parties add further to the complexity of reserve estimation for these claims. In recent years, the Company has intensified its efforts to settle and close environmental claims. To help minimize the cost of losses and claims, the Company maintains a dedicated environmental claims staff which administers and continually evaluates each claim and its defense and settlement possibilities. In 1994, 1993 and 1992, the Company paid $7,233,000, $5,557,000 and $4,221,000, respectively, for the costs of defending and settling such claims. Payments in 1994, 1993 and 1992 related to 292, 216 and 117 claims, respectively, for the Company's direct business. Claim counts have been aggregated by year of coverage for each occurrence for which policyholders are being defended, and often include numerous claimants.

     As of December 31, 1994 and 1993, the Company has environmental claims-related loss and loss adjustment expense reserves, net of reinsurance recoverables, of $20,601,000 and $17,189,000, respectively, which include 467 and 512 claims, respectively, for direct business written by the Company. In estimating liabilities for environmental-related claims, the Company considers all pertinent information as it becomes available.

Interest Expense

     Interest expense was $13,597,000 in 1994, $13,044,000 in 1993 and
$12,754,000 in 1992. The 4.2% increase in interest expense in 1994 is primarily attributable to an increase in average interest rates. The 2.3% increase from 1992 to 1993 reflects an increase in the average amount of debt outstanding in 1993 as compared to 1992, including debt incurred to redeem the Company's Adjustable Rate Preferred Stock, offset for the most part by lower average interest rates.

Equity in Earnings of Affiliates

     Equity in earnings of affiliates includes the Company's portion of earnings from Guaranty National and Intercargo. Earnings (loss) of $342,000 and ($122,000) were recorded from the Intercargo investment in 1994 and 1993, respectively. The Company's portion of Guaranty National's net earnings before the cumulative effect of adopting changes in accounting principles was $11,244,000 in 1994, $9,509,000 in 1993 and $9,994,000 for 1992 based on
Guaranty National's earnings of $22,551,000, $19,285,000 and $20,271,000, respectively. Gross premiums written for Guaranty National increased to $364,348,000 in 1994 from $321,766,000 in 1993 and $273,400,000 in 1992.
Guaranty National's combined ratios were 97.5% in 1994, 99.6% in 1993 and 97.7% in 1992.

Earnings From Operations Before Federal Income Taxes

     Operating earnings before income taxes were $71,546,000, $72,505,000 and $46,714,000 for 1994, 1993 and 1992, respectively. The 1.3% decrease in pre-tax earnings from 1993 to 1994 reflects an increase in insurance operations profitability of $5,082,000 and a decrease in realized investment gains of $6,041,000. The 55.2% increase in pre-tax earnings for 1993 over 1992 reflects an improvement in insurance operations profitability of $19,980,000 and an increase in realized investment gains of $5,811,000.

Federal Income Taxes

     Federal income taxes on pre-tax operating results and the related effective tax rates amounted to $16,301,000 (22.8%), $15,517,000 (21.4%) and
$922,000 (2.0%) in 1994, 1993 and 1992, respectively. The Company files consolidated federal income tax returns. Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Upon adoption of SFAS No. 109, the Company recorded a benefit of $16,881,000 which was principally attributable to its deferred tax benefits that had not been recognized due to limitations under prior accounting standards. The Company's effective tax rates for 1994 and 1993 reflect both the absence of such deferred tax benefits and the benefit of income derived from tax-advantaged securities. The tax rate for 1993 reflects a tax benefit of $450,000 from the effect of the increase in the federal tax rate on the Company's deferred tax asset. The consolidated federal income tax provision for 1992 was reduced by the recognition of deferred tax benefits to the extent that the Company was able to utilize its NOL for financial reporting purposes under SFAS No. 96, "Accounting for Income Taxes."

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

Earnings Per Common Share

     Common stock and per common share data have been restated to give effect to the 5-for-4 stock splits paid on both November 15, 1993 and December 7, 1992. Primary earnings per share amounted to $3.85 in 1994, $4.69 ($3.88 before the effect of adopting new accounting principles) in 1993 and $3.35 ($3.62 before extraordinary item) in 1992. Reflected in the calculation of 1993 and 1992 earnings per common share are dividends of $409,000 and $6,358,000, respectively, on the Company's Adjustable Rate Preferred Stock,

(redeemed in 1993), $1.90 Preferred Stock (converted into common stock or redeemed in 1992) and $2.125 Preferred Stock (converted into common stock or redeemed in 1993). All of these conversions and redemptions were effected pursuant to the terms of the preferred stocks. The $1.90 Preferred Stock and the $2.125 Preferred Stock were assumed to be converted, if dilutive, for the purpose of computing fully-diluted earnings per common share. Fully-diluted earnings per share amounted to $3.85 in 1994, $4.67 ($3.86 before the effect of adopting new accounting principles in 1993 and $2.85 ($3.05 before extraordinary item) in 1992. Reflected in the calculation of fully-diluted earnings per share in 1993 and 1992 are Adjustable Rate Preferred Stock dividends of $407,000 and $1,581,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities decreased $4,375,000 to $118,779,000 in 1994 from $123,154,000 in 1993 and increased $42,621,000 in
1993 from $80,533,000 in 1992. In 1994 operating cash flow included a $10,223,000 receipt from DPIC's discontinuation of a reinsurance contract. Cash flow for 1993 included a receipt of $17,096,000 under a retrospectively rated program written by DPIC, and the benefit of an income tax overpayment of approximately $4,000,000 from 1992. Also, cash provided by operations in 1992 was decreased by an $18,410,000 payment for reinsurance applicable to a 1991 contract. Excluding these one-time items, year-to-year operating cash flows increased $6,498,000 from 1993 to 1994 and decreased $885,000 from 1992 to 1993. The increase in 1994 is primarily due to an increase in premiums collected offset by increases in paid losses, policy acquisition costs and federal income tax payments. The change in operating cash flow for 1993 is attributable to an increase in premiums collected, particularly for Connecticut Specialty, more than offset by an increase in paid losses.

     Cash used in investment activities decreased $38,230,000 to $86,185,000 in 1994 from $124,415,000 in 1993 and increased $65,162,000 in 1993 from
$59,253,000 in 1992. Cash is used in investment activities primarily for purchases of investments, which are funded by maturities and sales of investments, as well as by the net cash remaining from positive operating cash flows after payments made to fund financing activities as described below.

     Cash used in financing activities increased $27,536,000 to $32,582,000 in 1994 from $5,046,000 in 1993 and decreased $16,250,000 in 1993 from
$21,296,000 in 1992. Cash used in financing activities includes dividend payments, scheduled debt repayments and payments related to the Company's common stock repurchase program. Cash provided in 1993 from an increase in bank borrowings was used to fund the redemption of Orion's Adjustable Rate Preferred Stock. Dividends paid to stockholders were lower in 1994 and 1993 due to the conversions and redemptions of the $1.90 Preferred Stock and $2.125 Preferred Stock into common stock and the redemption of the Adjustable Rate Preferred Stock. Proceeds from financing activities in 1992 include $107,834,000 from the issuance of 9 1/8% Senior Notes in September 1992, $19,930,000 from the issuance of bank debt in December 1992 and proceeds of $9,497,000 from the issuance of common stock in April 1992. These sources of cash were offset by debt repayments in 1992, including repayment of the Company's bank loan and the retirement of the Company's 13 1/2% Senior Subordinated Debentures and its 12 1/2% Subordinated Debentures.

     Orion's uses of cash consist of debt service, dividends to stockholders and overhead expenses. These cash uses are funded from existing available cash, financing transactions and receipt of dividends, reimbursement of overhead expenses and amounts in lieu of federal income taxes from Orion's insurance subsidiaries. Orion received $30,013,000, $25,512,000 and $15,645,000 in dividends, $5,735,000, $5,230,000 and $4,500,000 for overhead expenses and federal tax payments of $6,000,000, $5,600,000 and $6,250,000 from its insurance subsidiaries in 1994, 1993 and 1992, respectively. In 1993 Orion also received an extraordinary dividend of $65,470,000 (principally securities) from a California-domiciled subsidiary which was simultaneously contributed as capital to a Connecticut-domiciled subsidiary to effect a change in pooling percentages among its insurance subsidiaries. Payments of dividends by Orion's insurance subsidiaries must comply with insurance regulatory limitations concerning stockholder dividends and capital adequacy. State insurance regulators have broad discretionary authority with respect to limitations on the payment of dividends by insurance companies. Limitations under current regulations are well in excess of Orion's cash requirements.

     Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $96,572,000 and $92,421,000 at December 31, 1994 and 1993, respectively.
Orion's insurance subsidiaries had consolidated policyholders' surplus of $458,676,000 at December 31, 1994 and $460,986,000 at December 31, 1993, and
statutory operating leverage ratios of net premiums written to policyholders' surplus of 1.6:1 and 1.4:1 at December 31, 1994 and 1993, respectively.

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

     During 1992 and 1993, Orion reconfigured its debt structure to take advantage of generally lower interest rates and the stronger capital position of the Company, and to reduce the amount of debt maturing within five years. On September 8, 1992, Orion issued 9 1/8% Senior Notes due 2002 with a face value of $110,000,000 in a public offering. The net proceeds from the offering of $107,834,000 were used to repay bank debt of $80,100,000, and to retire Orion's 13 1/2% Senior Subordinated Debentures on October 9, 1992 for $20,160,000 plus accrued interest. On November 30, 1992 Orion entered into a bridge loan facility (the "Bridge Loan") with two banks aggregating $25,000,000, under which it borrowed $20,000,000 to redeem its 12 1/2% Subordinated Debentures on December 31, 1992 for $20,500,000 plus accrued interest.

     In March 1993 Orion entered into a bank loan arrangement (the "Loan Agreement") that provided for initial borrowings of up to $60,000,000, consisting of a $50,000,000 term loan (reduced by $12,500,000 in scheduled commitment reductions through December 31, 1994) and a $10,000,000 line of credit. These borrowings are unsecured and bear interest at or below prime. The proceeds were used to repay the Bridge Loan and to redeem Orion's Adjustable Rate Preferred Stock. In November 1994 Orion amended the Loan Agreement to increase the credit line to $30,000,000. At December 31, 1994, borrowings under the Loan Agreement amounted to $42,500,000 and the Company has available $25,000,000 in unused commitments under the line of credit.

     The terms of the Loan Agreement and Orion's Indenture for its 9 1/8% Senior Notes limit the amount of additional borrowings, prepayments on existing indebtedness, liens and guarantees by the Company. Management does not believe that any of these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At December 31, 1994 the Company was in compliance with the terms of its debt agreements. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

     On October 1, 1992 and December 21, 1992, Orion called for redemption its $1.90 Preferred Stock and $2.125 Preferred Stock on November 2, 1992 and January 21, 1993, respectively. In both cases, the market price of the shares of common stock that a holder would receive upon conversion of the preferred stock was substantially higher than the redemption price of $21.30 per share and $25.76 per share, respectively. Consequently, most holders converted into common stock prior to the redemption dates, resulting in the issuance of 2,558,173 shares of common stock prior to December 31, 1992 and 1,423,544 shares of common stock in January 1993. Holders of 2,730 shares of $1.90 Preferred Stock and 21,605 shares of $2.125 Preferred Stock, who did not elect to convert, redeemed their shares for an aggregate of $58,000 and $557,000, respectively.

     On April 15, 1992, Orion sold 515,625 shares of its common stock for $9,497,000, net of expenses. The sale was made in a private transaction, subject to the provisions of Regulation S of the Securities Act of 1933, as amended. The proceeds from the sale were used for general corporate purposes.

     The Company repurchased 442,327 shares, 177,658 shares and 22,420 shares of its common stock at an aggregate cost of $13,746,000, $5,472,000 and $554,000 in 1994, 1993 and 1992, respectively. The Company's remaining stock purchase authorization from its Board of Directors amounted to $2,135,000 at December 31, 1994.

     Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses. Management believes that there are no significant legal proceedings pending against the Company or its subsidiaries which, net of reserves established therefor, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole. (See also Note I to the consolidated financial statements).

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

     Compliance with the system of internal controls is continuously maintained and monitored by management. The internal audit staff of the Company evaluates and reports on the adequacy of and adherence to these controls, policies and procedures. In addition, as part of its audit of the consolidated financial statements, Deloitte & Touche LLP, the independent auditors for the Company, perform an evaluation of the system of internal controls to the extent they consider necessary to express an opinion on the consolidated financial statements. Recommendations concerning the system of internal controls are provided by both the internal auditors and Deloitte & Touche LLP, and management takes actions which are believed to be appropriate responses to these recommendations.

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




Alan R. Gruber                                  Daniel L. Barry
Chairman & Chief Executive Officer              Vice President & Controller

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
ORION CAPITAL CORPORATION
New York, New York

     We have audited the accompanying consolidated balance sheets of Orion Capital Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at
Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orion Capital Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 24, 1995

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (000s omitted)

                                     ASSETS
                                                            December 31,
                                                     -------------------------
                                                         1994           1993
                                                         ----           ----
Investments:
  Fixed maturities at amortized cost
    (market $358,915 - 1994 and $402,149 - 1993) ..  $  367,417     $  384,402

  Fixed maturities at market (amortized
    cost $565,880 - 1994 and $517,716 - 1993) .....     530,424        548,336

  Common stocks at market (cost $116,078 - 1994
    and $111,325 - 1993) ..........................     141,919        139,022

  Non-redeemable preferred stocks at market
    (cost $134,851 - 1994 and $98,986 - 1993) .....     122,515        103,621

  Other long-term investments .....................      52,564         50,682

  Short-term investments ..........................     104,201         96,473
                                                     ----------     ----------
     Total investments ............................   1,319,040      1,322,536

Cash ..............................................       6,201          6,433

Accrued investment income .........................      17,364         17,623

Investments in and advances to affiliates .........     108,510        111,459

Accounts and notes receivable (less allowance
  for doubtful accounts $1,954 - 1994 and
  $1,859 - 1993) ..................................     125,132        111,539

Reinsurance recoverables and prepaid reinsurance ..     336,032        393,309

Deferred policy acquisition costs .................      70,137         57,522

Property and equipment (less accumulated
  depreciation $20,173 - 1994 and $19,788 - 1993)..      25,157         23,596

Excess of cost over fair value of net assets
  acquired (less accumulated amortization
  $17,586 - 1994 and $16,414 - 1993) ..............      29,415         30,587

Deferred federal income taxes .....................      42,008         18,891

Other assets ......................................      33,765         23,959
                                                     ----------     ----------
     Total assets .................................  $2,112,761     $2,117,454
                                                     ==========     ==========

                 See Notes to Consolidated Financial Statements

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (000s omitted - except for share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                     -------------------------
                                                         1994          1993
                                                         ----          ----
Liabilities:
  Policy liabilities -
    Losses ........................................  $  952,531    $  937,775
    Loss adjustment expenses ......................     228,798       202,628
    Unearned premiums .............................     256,855       259,359
    Policyholders' dividends ......................      12,651        12,523
                                                     ----------    ----------
      Total policy liabilities ....................   1,450,835     1,412,285
  Federal income taxes payable ....................      14,829        19,294
  Notes payable ...................................     152,382       160,372
  Other liabilities ...............................     129,627       131,308
                                                     ----------    ----------
      Total liabilities ...........................   1,747,673     1,723,259
                                                     ----------    ----------

Commitments and Contingencies (Notes H and I)



Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares -
    issued and outstanding - none
  Common stock, $1 par value; authorized
    30,000,000 shares; issued 15,337,650 shares ...      15,338        15,338
  Capital surplus .................................     147,598       148,167
  Net unrealized investment gains (losses), net of
    federal income taxes (benefit) of $(14,146) -
    1994 and $18,718 - 1993 .......................     (11,498)       49,566
  Net unrealized foreign exchange translation
    losses, net of federal income tax benefits of
    $553 - 1994 and $394 - 1993 ...................      (3,959)       (3,665)
  Retained earnings ...............................     242,908       198,491
  Treasury stock, at cost (1,296,834 shares - 1994
    and 965,442 shares - 1993) ....................     (22,451)      (12,182)
  Deferred compensation on restricted stock .......      (2,848)       (1,520)
                                                     ----------    ----------
      Total stockholders' equity ..................     365,088       394,195
                                                     ----------    ----------

      Total liabilities and stockholders' equity...  $2,112,761    $2,117,454
                                                     ==========    ==========


                See Notes to Consolidated Financial Statements

                      ORION CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF EARNINGS
                      (000s omitted - except for per share data)

                                                             Year Ended December 31,
                                                         ------------------------------
                                                           1994       1993       1992
                                                           ----       ----       ----
Revenues:
  Premiums earned .....................................  $691,223   $617,404   $560,205
  Net investment income ...............................    84,915     91,803     82,483
  Realized investment gains ...........................     3,437      9,478      3,667
  Other income ........................................     1,372      1,470      1,363
                                                         --------   --------   --------
    Total revenues ....................................   780,947    720,155    647,718
                                                         --------   --------   --------
Expenses:
  Losses incurred .....................................   386,685    366,716    332,653
  Loss adjustment expenses ............................   111,438     92,416     91,379
  Amortization of deferred policy acquisition costs ...   165,108    148,440    135,670
  Other insurance expenses ............................    21,461     17,381     17,158
  Dividends to policyholders ..........................    14,836     12,513     13,558
  Interest expense ....................................    13,597     13,044     12,754
  Other expenses ......................................     7,862      6,527      7,826
                                                         --------   --------   --------
    Total expenses ....................................   720,987    657,037    610,998
                                                         --------   --------   --------
Earnings from operations before equity in earnings of
  affiliates, federal income taxes, cumulative effect
  of adoption of new accounting principles and
  extraordinary item ..................................    59,960     63,118     36,720

Equity in earnings of affiliates ......................    11,586      9,387      9,994
                                                         --------   --------   --------
Earnings from operations before federal income taxes,
  cumulative effect of adoption of new accounting
  principles and extraordinary item ...................    71,546     72,505     46,714
Federal income taxes ..................................    16,301     15,517        922
                                                         --------   --------   --------
Earnings before cumulative effect of adoption of new
  accounting principles and extraordinary item ........    55,245     56,988     45,792
Cumulative effect of adoption of new accounting
  principles ..........................................         -     11,825          -
Extraordinary item - loss on early extinguishment of
  debt, net of income tax benefit of $60 ..............         -          -     (2,920)
                                                         --------   --------   --------
  Net earnings ........................................  $ 55,245   $ 68,813   $ 42,872
                                                         ========   ========   ========

Earnings (loss) per common share:
  Primary -
    Earnings before cumulative effect of adoption of
      new accounting principles and extraordinary item.  $   3.85   $   3.88   $   3.62
    Cumulative effect of adoption of new accounting
      principles ......................................         -        .81          -
    Extraordinary item ................................         -          -       (.27)
                                                         --------   --------   --------
      Net earnings ....................................  $   3.85   $   4.69   $   3.35
                                                         ========   ========   ========

  Fully diluted -
    Earnings before cumulative effect of adoption of
      new accounting principles and extraordinary item.  $   3.85   $   3.86   $   3.05
    Cumulative effect of adoption of new accounting
      principles ......................................         -        .81          -
    Extraordinary item ................................         -          -       (.20)
                                                         --------   --------   --------
      Net earnings ....................................  $   3.85   $   4.67   $   2.85
                                                         ========   ========   ========

                     See Notes to Consolidated Financial Statements

                     ORION CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (000s omitted)

                                                    Year Ended December 31,
                                                ------------------------------
                                                  1994       1993       1992
                                                  ----       ----       ----
Convertible exchangeable preferred stock:
  Balance, beginning of year ................   $      -   $ 28,524   $ 58,576
  Conversion of preferred stock .............          -    (28,524)   (30,052)
                                                --------   --------   --------
  Balance, end of year ......................   $      -   $      -   $ 28,524
                                                ========   ========   ========
Common stock:
  Balance, beginning of year ................   $ 15,338   $ 11,110   $  7,527
  Conversion of preferred stock .............          -      1,139      1,667
  Sale of common stock ......................          -          -        330
  Exercise of stock options and issuance of
    restricted stock ........................          -         24         14
  Stock issued in 5-for-4 stock splits ......          -      3,065      1,572
                                                --------   --------   --------
  Balance, end of year ......................   $ 15,338   $ 15,338   $ 11,110
                                                ========   ========   ========
Capital surplus:
  Balance, beginning of year ................   $148,167   $124,754   $ 96,345
  Redemptions and conversions of preferred
    stock ...................................          -     26,072     28,118
  Sale of common stock ......................          -          -      9,167
  Exercise of stock options and issuance
    of restricted stock .....................       (569)       406      1,153
  Stock issued in 5-for-4 stock splits ......          -     (3,065)   (10,029)
                                                --------   --------   --------
  Balance, end of year ......................   $147,598   $148,167   $124,754
                                                ========   ========   ========
Net unrealized investment gains (losses):
  Balance, beginning of year ................   $ 49,566   $ 18,815   $ (6,324)
  Cumulative effect of adoption of new
    accounting principle, net of taxes
    of $11,157 ..............................          -     20,720          -
  Change in unrealized investment gains
    (losses), net of taxes in 1994 and 1993..    (61,064)    10,031     25,139
                                                --------   --------   --------
  Balance, end of year ......................   $(11,498)  $ 49,566   $ 18,815
                                                ========   ========   ========
Net unrealized foreign exchange translation
  gains (losses):
  Balance, beginning of year ................   $ (3,665)  $ (2,918)  $    191
  Change in unrealized foreign exchange
    translation gains (losses), net of taxes
    in 1994 and 1993 ........................       (294)      (747)    (3,109)
                                                --------   --------   --------
  Balance, end of year ......................   $ (3,959)  $ (3,665)  $ (2,918)
                                                ========   ========   ========

Retained earnings:
  Balance, beginning of year ................   $198,491   $139,947   $110,074
  Net earnings ..............................     55,245     68,813     42,872
  Dividends declared ........................    (10,828)   (10,269)   (12,999)
                                                --------   --------   --------
  Balance, end of year ......................   $242,908   $198,491   $139,947
                                                ========   ========   ========
Treasury stock:
  Balance, beginning of year ................   $(12,182)  $ (6,694)  $(15,267)
  Exercise of stock options and issuance
    (cancellation) of restricted stock ......      3,476        (15)       671
  Acquisition of treasury stock .............    (13,745)    (5,473)      (555)
  Stock issued in 5-for-4 stock split .......          -          -      8,457
                                                --------   --------   --------
  Balance, end of year ......................   $(22,451)  $(12,182)  $ (6,694)
                                                ========   ========   ========
Deferred compensation on restricted stock:
  Balance, beginning of year ................   $ (1,520)  $ (2,251)  $ (1,293)
  Issuance of restricted stock ..............     (2,247)      (108)    (1,438)
  Amortization of deferred compensation on
    restricted stock ........................        919        839        480
                                                --------   --------   --------
  Balance, end of year ......................   $ (2,848)  $ (1,520)  $ (2,251)
                                                ========   ========   ========

                  See Notes to Consolidated Financial Statements
                                           -48-

                     ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (000s omitted)

                                                     Year Ended December 31,
                                               ----------------------------------
                                                  1994        1993        1992
                                                  ----        ----        ----
Cash flows from operating activities:
  Premiums collected ........................  $ 696,735   $ 626,678   $ 540,437
  Net investment income collected ...........     83,603      81,178      72,168
  Losses and loss adjustment expenses paid ..   (437,386)   (374,625)   (346,201)
  Policy acquisition costs paid .............   (185,217)   (162,717)   (153,246)
  Dividends paid to policyholders ...........    (14,708)    (13,150)    (11,728)
  Interest paid .............................    (12,931)    (12,405)    (11,032)
  Federal income tax payments ...............    (10,860)     (7,100)     (6,805)
  Other payments ............................       (457)    (14,705)     (3,060)
                                               ---------   ---------   ---------
    Net cash provided by operating
      activities ............................    118,779     123,154      80,533
                                               ---------   ---------   ---------

Cash flows from investing activities:
  Maturities of fixed maturities ............          -     152,442     118,301
  Maturities of fixed maturities
    held-to-maturity ........................     55,200           -           -
  Maturities of fixed maturities
    available-for-sale ......................     28,839           -           -
  Sales of fixed maturities .................          -      90,720     189,282
  Sale of fixed maturity held-to-maturity ...      1,155           -           -
  Sales of fixed maturities
    available-for-sale ......................     88,804           -           -
  Sales of equity securities.................     49,881      91,144      89,799
  Investments in fixed maturities ...........          -    (311,183)   (442,633)
  Investments in fixed maturities
    held-to-maturity ........................    (53,230)          -           -
  Investments in fixed maturities
    available-for-sale ......................   (156,927)          -           -
  Investments in equity securities ..........    (84,582)   (120,609)   (110,571)
  Investment in Intercargo Corporation ......          -     (19,315)          -
  Net sales (purchases) of short-term
    investments .............................     (7,505)      8,885     105,662
  Other payments ............................     (7,820)    (16,499)     (9,093)
                                               ---------   ---------   ---------
    Net cash used in investing activities ...    (86,185)   (124,415)    (59,253)
                                               ---------   ---------   ---------

Cash flows from financing activities:
  Proceeds from issuance of notes payable ...          -      59,672     127,764
  Proceeds from issuance of common stock ....        598         286       9,545
  Repayment of notes payable and debentures..     (8,000)    (29,500)   (144,998)
  Dividends paid to stockholders ............    (10,609)    (10,776)    (13,155)
  Purchases of common stock and purchases
    and redemption of adjustable rate
    preferred stock .........................    (14,220)    (23,615)       (412)
  Other payments  ...........................       (351)     (1,113)        (40)
                                               ---------   ---------   ---------
    Net cash used in financing activities ...    (32,582)     (5,046)    (21,296)
                                               ---------   ---------   ---------
Effect of foreign exchange rate changes
  on cash ...................................       (244)        (24)          2
                                               ---------   ---------   ---------
    Net decrease in cash ....................       (232)     (6,331)        (14)
Cash balance, beginning of year .............      6,433      12,764      12,778
                                               ---------   ---------   ---------
Cash balance, end of year ...................  $   6,201   $   6,433   $  12,764
                                               =========   =========   =========

                  See Notes to Consolidated Financial Statements
                                       -49-

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                 (000s omitted)

                                                    Year Ended December 31,
                                                ------------------------------
                                                  1994       1993       1992
                                                  ----       ----       ----
Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings .................................  $ 55,245   $ 68,813   $ 42,872
                                                --------   --------   --------
Adjustments:
  Cumulative effect of adoption of new
    accounting principles ....................         -    (11,825)         -
  Depreciation and amortization ..............     4,936      3,939      2,970
  Amortization of excess of cost over fair
    value of net assets acquired .............     1,172      1,173      1,173
  Deferred federal income taxes ..............     9,906       (931)    (5,182)
  Amortization of fixed maturity investments .     1,700        128       (659)
  Non-cash investment income .................    (2,840)   (11,586)    (6,378)
  Equity in earnings of affiliates ...........   (11,586)    (9,387)    (9,994)
  Dividends received from affiliates .........     3,295      3,135      3,072
  Realized investment gains ..................    (3,437)    (9,478)    (3,667)
  Foreign exchange translation adjustment ....       257        152        (73)
  Extraordinary loss .........................         -          -      2,920
  Other.......................................       (38)       (34)         -

Changes in assets and liabilities:
  Decrease (increase) in accrued investment
    income ...................................       259        492     (1,550)
  Increase in accounts and notes receivable ..   (13,593)    (9,298)    (6,245)
  Decrease (increase) in reinsurance
    recoverables and prepaid reinsurance .....    57,277     21,326     (7,402)
  Decrease (increase) in deferred policy
    acquisition costs ........................   (12,615)    (1,388)     2,737
  Increase in other assets ...................    (7,589)      (431)      (861)
  Increase in losses .........................    14,756     52,695     47,043
  Increase in loss adjustment expenses .......    26,170      6,312     23,414
  Increase (decrease) in unearned premiums ...    (2,504)    27,043     25,634
  Increase (decrease) in policyholders'
    dividends ................................       128       (637)     1,830
  Increase (decrease) in federal income taxes
    payable ..................................    (4,465)     9,242        944
  Increase (decrease) in other liabilities ...     2,345    (16,301)   (32,065)
                                                --------   --------   --------
    Total adjustments and changes ............    63,534     54,341     37,661
                                                --------   --------   --------
  Net cash provided by operating activities ..  $118,779   $123,154   $ 80,533
                                                ========   ========   ========




                   See Notes to Consolidated Financial Statements
                                        -50-

/TABLE

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1994, 1993 and 1992

Note A - Significant Accounting Policies

     Basis of Financial Statement Presentation - Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The consolidated financial statements and notes thereto are presented in accordance with generally accepted accounting principles ("GAAP") for property and casualty insurance companies and include the accounts of Orion and its majority-owned subsidiaries. The Company's investments in unconsolidated affiliates are accounted for using the equity method (See Note B). All material intercompany balances and transactions have been eliminated.

     Adoption of new accounting principles - In 1993 the Company adopted four new accounting standards issued by the Financial Accounting Standards Board, which had a significant impact on the Company's financial statements. The Company was required to adopt these standards, which are more fully discussed in the notes that follow:

SFAS No. 106 -  Employers' Accounting for Postretirement Benefits Other Than
                  Pensions

SFAS No. 109 -  Accounting for Income Taxes

SFAS No. 113 -  Accounting and Reporting for Reinsurance of Short-Duration and
                  Long-Duration Contracts

SFAS No. 115 -  Accounting for Certain Investments in Debt and Equity
                  Securities

     Regulation - The Company's insurance subsidiaries are subject to comprehensive regulation by various state insurance departments including regulations limiting dividend payments to Orion and intercompany transactions. Under these regulations, the maximum dividends permitted at December 31, 1994 for the ensuing twelve months, without prior approval, aggregated $52,377,000. However, state insurance regulators have broad discretionary authority with respect to approving the payment of dividends by insurance companies. Policyholders' surplus of Orion's wholly-owned insurance subsidiaries determined in accordance with prescribed statutory accounting practices amounted to $458,676,000 at December 31, 1994 and $460,986,000 at December 31,
1993. Statutory net income amounted to $61,518,000, $66,862,000 and $43,733,000 for 1994, 1993 and 1992, respectively.

     Cash - For purposes of the consolidated statement of cash flows, the Company considers only demand deposit accounts to be cash.

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Investments - Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes the "available-for-sale" category of investment securities and requires such securities to be recorded at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. As a result of the adoption of this standard on December 31, 1993, the Company reclassified investments with a market value of $452,102,000 from fixed maturities recorded at amortized cost to fixed maturities recorded at market, and increased unrealized appreciation on investments, a component of stockholders' equity, by $20,720,000, net of deferred income taxes. Fixed maturity investments include bonds, preferred stocks with mandatory redemption features, and certificates of deposit that mature more than one year after the balance sheet date. Fixed maturity investments that the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs, are classified as `available-for-sale' and are carried at market value. Common stocks and non-redeemable preferred stocks are stated at market value. Fluctuations in the market value of these equity securities are recorded as unrealized investment gains or losses and credited or charged to stockholders' equity. Other long-term investments include equity ownership interests in limited partnerships which are recorded using the equity method of accounting, and mortgage loans which are stated at their unpaid balance. Short-term investments include certificates of deposit and commercial paper which mature within one year of the balance sheet date, money market accounts and United States Treasury Bills. Estimates of market values are generally based on quoted market prices or dealer quotes, if available, or otherwise on an evaluation of the issuers' financial statements. Realized investment gains and losses, including provision for other than temporary impairment of investment securities, are recognized on the specific identification method.

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

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Policy Liabilities and Reinsurance - Loss and loss adjustment expense liabilities are established in consideration of individual cases for reported losses and past experience for incurred but not yet reported losses ("IBNR"). The Company adopted SFAS No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" on January 1, 1993. The statement establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance, and amends SFAS No. 60, "Accounting and Reporting by Insurance Enterprises", to require reinsurance receivables and prepaid reinsurance premiums to be reported as assets rather than to be offset against the related liabilities. Estimated reinsurance receivables are recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts. At December 31, 1994 and 1993, approximately $55,986,000 and $73,215,000, respectively, of long-term disability workers compensation loss reserves are included in the consolidated financial statements at net present value using a statutory interest rate of 3.5%. Policyholders' dividends on participating policies are accrued at estimated payment rates as the related premiums are earned. Participating business represented 21% of premiums in-force at both December 31, 1994 and 1993. As a percent of premiums earned, participating business amounted to 21% in 1994 and 1993, and 28% in 1992.

     Federal Income Taxes - As of January 1, 1993 the Company prospectively adopted SFAS No. 109, "Accounting for Income Taxes," replacing the previous standard for accounting for income taxes, SFAS No. 96. The objectives of SFAS No. 109 are to recognize taxes payable or refundable for the current year, and deferred tax assets or liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The new standard provides for the recognition of deferred tax assets that were not recognized under SFAS No. 96, and resulted in the recognition of a cumulative tax benefit of $16,881,000 ($1.16 per share) in the Company's consolidated statement of earnings for the year ended December 31, 1993.

     Postretirement Benefits - Effective January 1, 1993 the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires the Company to accrue the estimated cost of retiree benefits during the years the employees provide services. The Company previously expensed the cost of medical benefits provided to retirees as they were paid. The cumulative effect of adopting SFAS No. 106 as of January 1, 1993 was a decrease in net earnings of $5,056,000 ($.35 per share), after a tax benefit of $2,604,000, which has been included in the Company's consolidated statement of earnings for the year ended December 31, 1993.

     Stock Splits - Common stock and per common share data have been restated, as required, to give effect to the 5-for-4 stock splits paid on November 15, 1993 to stockholders of record on October 15, 1993 and on December 7, 1992 to stockholders of record on November 20, 1992.

     Earnings Per Common Share - Primary and fully-diluted earnings per common share are computed using the weighted average common and dilutive common equivalent shares outstanding.

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B - Investments in Affiliates

     On November 20, 1991 the Company sold 6,250,000 shares of common stock of its wholly-owned subsidiary, Guaranty National Corporation ("Guaranty National"), in a public offering, and reduced its ownership to slightly less than fifty percent. Just prior to the sale, Guaranty National issued 9 1/2% subordinated notes, with a final maturity in January 1998, to the Company aggregating $20,896,000. The principal of the notes was refinanced on August 1, 1993 at 7.85%, with the terms extended to semi-annual installments beginning January 1, 1998 through July 1, 2003. During 1994 Guaranty National purchased 319,600 shares of its common stock in the open market and 139,600 shares were purchased from the Company to maintain the Company's ownership percentage at just under fifty percent.

     On September 13, 1993 the Company acquired 700,000 shares of common stock of Intercargo Corporation ("Intercargo"), a publicly held corporation. On December 28, 1993 the Company purchased an additional 826,484 shares which increased its ownership of Intercargo to 20.0%. The aggregate purchase price, including expenses, was $19,314,000. The excess of cost over the fair value of the underlying equity in net assets acquired was $11,158,000, which is being amortized over a 25 year period.

     The Company's financial statements include the portion of Guaranty National's and Intercargo's results attributable to the Company's ownership on an equity accounting basis. The Company records its share of Intercargo's operating results in the subsequent quarter, after Intercargo has reported its financial results. The Company's share of the undistributed earnings of Guaranty National after November 20, 1991, and Intercargo after September 13, 1993, were, in the aggregate, $22,874,000 as of December 31, 1994 and $14,926,000 as of December 31, 1993.

     Transactions with Guaranty National for 1994, 1993 and 1992 reported in the consolidated statement of earnings include interest income on the subordinated notes of $1,640,000, $1,843,000 and $2,004,000, investment management fee income of $550,000, $550,000 and $700,000, respectively, and interest expense on a mortgage participation loan of $407,000 in each year.

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Summarized financial information for the Company's affiliates is set forth below:

                                               Year Ended December 31,
                                           ------------------------------
                                             1994       1993       1992
                                             ----       ----       ----
                                                    (000s omitted)
Revenues:
  Premiums earned ......................   $376,444   $272,636   $220,033
  Realized investment gains ............      3,007      5,996      2,342
  Investment and other income ..........     28,090     21,813     23,125
                                           --------   --------   --------
                                            407,541    300,445    245,500
                                           --------   --------   --------
Expenses:
  Insurance expenses ...................    367,501    274,377    214,927
  Interest and other ...................      5,428      3,447      3,241
                                           --------   --------   --------
                                            372,929    277,824    218,168
                                           --------   --------   --------
Earnings before federal income taxes
  and cumulative effect of change in
  accounting principles ................     34,612     22,621     27,332
Federal income taxes ...................      8,734      4,481      7,061
                                           --------   --------   --------
  Earnings before cumulative effect of
    change in accounting principles ....   $ 25,878   $ 18,140   $ 20,271
                                           ========   ========   ========
The Company's proportionate share:
  Earnings before cumulative effect of
    change in accounting principles ....   $ 11,586   $  9,387   $  9,994
                                           ========   ========   ========
  Cumulative effect of change in
    accounting principles
    (SFAS Nos. 106 and 109) ............              $    545
                                                      ========
                                                             December 31,
                                                         -------------------
                                                           1994       1993
                                                           ----       ----
                                                           (000s omitted)
Cash and investments .................................   $461,203   $460,779
Other assets .........................................    268,872    228,803
                                                         --------   --------
                                                          730,075    689,582

Policy liabilities ...................................   (426,997)  (387,783)
Notes payable ........................................    (56,383)   (49,844)
Other liabilities ....................................    (62,405)   (60,915)
                                                         --------   --------
Stockholders' equity .................................   $184,290   $191,040
                                                         ========   ========




                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                             December 31,
                                                         -------------------
                                                           1994       1993
                                                           ----       ----
                                                           (000s omitted)
The Company's investment in and advances to
  affiliates were as follows:
  Book value .........................................   $108,510   $111,459
  Market value .......................................    138,786    143,255

  Guaranty National shares held ......................      6,004      6,143
    - Book value of shares held ......................   $ 72,564   $ 75,394
    - Market value of shares held ....................    110,320    107,510

  Intercargo shares held .............................      1,526      1,526
    - Book value of shares held ......................   $ 18,750   $ 18,869
    - Market value of shares held ....................     12,593     17,936
Note C - Investments

     Net investment income for the three years ended December 31, 1994 was as follows:

                                                Year Ended December 31,
                                           ---------------------------------
                                              1994        1993        1992
                                              ----        ----        ----
                                                     (000s omitted)
Net investment income:
  Fixed maturities ......................  $ 67,305    $ 69,565    $ 63,739
  Equity securities .....................    14,964      10,495       9,842
  Other long-term investments ...........       685       9,130       3,499
  Short-term investments ................     2,902       3,276       5,919
  Accounts and notes receivable .........       134         179         105
  Other .................................       411         712         467
                                           --------    --------    --------
    Total investment income .............    86,401      93,357      83,571
  Less investment expenses ..............     1,486       1,554       1,088
                                           --------    --------    --------
    Net investment income ...............  $ 84,915    $ 91,803    $ 82,483
                                           ========    ========    ========









                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Certain information concerning realized and unrealized gains (losses) for fixed maturities and equity securities is set forth below:

                                                Year Ended December 31,
                                           ---------------------------------
                                              1994        1993        1992
                                              ----        ----        ----
                                                     (000s omitted)
Fixed maturities (only available-for-sale
  securities for 1994)
  Gross realized gains ..................  $  4,774    $ 10,817    $ 10,273
  Gross realized losses .................    (4,267)     (4,155)     (4,908)
  Provision for other than temporary
    impairment ..........................      (750)     (2,147)     (2,133)
                                           $   (243)   $  4,515    $  3,232
                                           ========    ========    ========

  Change in unrealized gains (losses)
    recorded in stockholders equity .....  $(66,076)   $ 29,131    $  1,489
                                           ========    ========    ========

Equity securities
  Gross realized gains ..................  $  5,319    $ 15,163    $  8,394
  Gross realized losses .................    (1,474)     (3,890)     (2,530)
  Provision for other than temporary
    impairment ..........................      (381)     (6,310)     (5,429)
                                           $  3,464    $  4,963    $    435
                                           ========    ========    ========

  Change in unrealized gains (losses)
    recorded in stockholders equity .....  $(18,827)   $ 16,468    $ 22,584
                                           ========    ========    ========

     In 1994 the Company transferred securities of two issuers with an amortized cost of $11,469,000 and a market value of $10,122,000 from the held-to-maturity portfolio to the available-for-sale category due to a deterioration in the creditworthiness of these issuers. The Company sold only one security with an amortized cost of $991,000 from the held-to-maturity portfolio during 1994, resulting in a realized gain of $164,000.











                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The amortized cost and estimated market values of investments in fixed maturities, equity securities and short-term investments are as follows:

                                              Gross        Gross     Estimated
                                Amortized   Unrealized   Unrealized    Market
December 31, 1994                  Cost       Gains        Losses      Value
- -----------------               ----------  ----------   ----------  ---------
                                               (000s omitted)
Held-to-maturity securities:
  United States Government
    and government agencies
    and authorities ........... $  124,176   $    242    $ (4,084)  $  120,334
  States, municipalities and
    political subdivisions ....    137,736      1,848      (3,062)     136,522
  Foreign governments .........         50          -           -           50
  Corporate securities ........    105,455      1,020      (4,466)     102,009
                                ----------   --------    --------   ----------
                                $  367,417   $  3,110    $(11,612)  $  358,915
                                ==========   ========    ========   ==========

Available-for-sale securities:
  United States Government
    and government agencies
    and authorities ........... $  168,022   $  1,016    $(18,083)  $  150,955
  States, municipalities and
    political subdivisions ....    180,145        955      (5,738)     175,362
  Foreign governments .........      7,678        113        (133)       7,658
  Corporate securities ........    193,909      2,884     (15,553)     181,240
  Mortgage-backed securities
    (exclusive of government
     agencies) ................     16,126        102      (1,019)      15,209
  Equity securities ...........    250,929     37,345     (23,840)     264,434
  Short-term investments.......    104,201          -           -      104,201
                                ----------   --------    --------   ----------
                                $  921,010   $ 42,415    $(64,366)  $  899,059
                                ==========   ========    ========   ==========

December 31, 1993
- -----------------
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
                                ==========   ========    ========   ==========



                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The amortized cost and estimated market values of fixed maturity and short-term investments at December 31, 1994, by contractual fiscal maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.
                                      Fixed Maturities      Fixed Maturities
                                      Held-to-Maturity     Available-for-Sale
                                    --------------------  --------------------
                                               Estimated             Estimated
                                    Amortized    Market   Amortized    Market
                                       Cost      Value       Cost      Value
                                    ---------  ---------  ---------  ---------
                                                   (000s omitted)
Due in one year or less ..........   $ 16,590   $ 16,648   $107,470  $107,074
Due after one year through five
  years ..........................    191,684    186,080     55,991    53,012
Due after five years through ten
  years ..........................     59,973     58,773     83,234    80,088
Due after ten years ..............     99,170     97,414    253,651   242,618
                                     --------   --------   --------  --------
                                      367,417    358,915    500,346   482,792
Mortgage-backed securities .......          -          -    169,735   151,833
                                     --------   --------   --------  --------
                                     $367,417   $358,915   $670,081  $634,625
                                     ========   ========   ========  ========

     Other long-term investments had aggregate carrying values of $52,564,000 at December 31, 1994 and $50,682,000 at December 31, 1993 including mortgage loans on real estate of $1,764,000 and $1,690,000, respectively. Estimated market values of mortgage loans and other long-term investments approximate their carrying values.

     The carrying value of the Company's investments in principal-only securities and interest-only securities totalled approximately $14,038,000, or 1.1% of total invested assets at December 31, 1994. The Company does not have any derivative financial instruments and does not actively engage in hedging its investment positions or its foreign currency and/or interest rate exposures.

     The carrying value of securities on deposit with state regulatory authorities in accordance with statutory requirements totalled $234,265,000 and $283,537,000 at December 31, 1994 and 1993, respectively. Excluding investments in Guaranty National and securities of the United States Government and its agencies, the Company did not have any investments in securities of any one issuer that exceeded $20,000,000. The Company had $1,344,000 and $226,000 of fixed maturity investments for which it was not accruing income for the years ended December 31, 1994 and 1993, respectively.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies in order to limit losses. Reinsurance does not discharge the primary liability of the original insurer. As of December 31, 1994 and 1993, recoverables for reinsurance ceded to the Company's three largest reinsurers were an aggregate of $82,679,000 and $106,414,000, respectively. At December 31, 1994 and 1993, these reinsurers provided qualified trust accounts for the benefit of the Company of $43,526,000 and $46,167,000 and letters of credit totalling $1,770,000 and $4,372,000, respectively. The table below illustrates the effect of reinsurance on premiums written and premiums earned:

                                                Year Ended December 31,
                                         -------------------------------------
                                             1994         1993         1992
                                             ----         ----         ----
                                         (000s omitted-except for percentages)
Direct premiums written ................  $ 691,493    $ 647,426    $ 616,016
Reinsurance assumed ....................    120,851      132,702       74,726
                                          ---------    ---------    ---------
Gross premiums written .................    812,344      780,128      690,742
Reinsurance ceded ......................   (100,289)    (144,542)    (123,312)
                                          ---------    ---------    ---------
Net premiums written ...................  $ 712,055    $ 635,586    $ 567,430
                                          =========    =========    =========
Percentage of amount assumed to net ....       17.0%        20.9%        13.2%
                                          =========    =========    =========

Direct premiums earned .................  $ 685,110    $ 635,374    $ 589,570
Reinsurance assumed ....................    129,737      117,711       75,540
                                          ---------    ---------    ---------
Gross premiums earned ..................    814,847      753,085      665,110
Reinsurance ceded ......................   (123,624)    (135,681)    (104,905)
                                          ---------    ---------    ---------
Net premiums earned ....................  $ 691,223    $ 617,404    $ 560,205
                                          =========    =========    =========
Loss and loss adjustment expenses
  incurred recoverable from reinsurers..  $  56,778    $  70,297    $  75,521
                                          =========    =========    =========

     Reinsurance recoverables and prepaid reinsurance includes prepaid reinsurance of $31,708,000 at December 31, 1994 and $55,043,000 at December 31, 1993.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note E - Loss and Loss Adjustment Expense Reserves

     An analysis of the Company's calendar year loss and loss adjustment expense reserves is summarized as follows:

                                              Year Ended December 31,
                                       -------------------------------------
                                           1994         1993         1992
                                           ----         ----         ----
                                                   (000s omitted)
Net balance, beginning of year .......  $  830,805   $  746,298   $  668,467
                                        ----------   ----------   ----------
Provision:
  Current year .......................     480,826      434,840      397,551
  Prior years ........................      17,297       24,292       26,481
                                        ----------   ----------   ----------
                                           498,123      459,132      424,032
                                        ----------   ----------   ----------

Payments:
  Current year .......................     134,120      125,042      105,883
  Prior years ........................     303,266      249,583      240,318
                                        ----------   ----------   ----------
                                           437,386      374,625      346,201
                                        ----------   ----------   ----------
Net balance, end of year .............     891,542      830,805      746,298
  Add reinsurance recoverables .......     289,787      309,598      335,098
                                        ----------   ----------   ----------
Balance, end of year .................  $1,181,329   $1,140,403   $1,081,396
                                        ==========   ==========   ==========

     Loss reserve estimates are based on forecasts of the ultimate settlement of claims and are subject to uncertainty with respect to future events. Loss reserve amounts are based on management's informed estimates and judgments, using data currently available. Reserve amounts and the underlying actuarial factors and assumptions are regularly analyzed and adjusted to reflect new information. A substantial portion of the loss development experienced by the Company during the three years ended December 31, 1994 results from pools and associations and other reinsurance, where development is related to the ceding companies' experience, and from discontinued programs or lines of business. Reserve strengthening, higher initial reserving and increased stabilization in the Company's business has resulted in a decreasing level of loss development.

     An analysis of the Company's loss and loss adjustment expense environmental reserves and related claim counts for 1994 and 1993 is presented below:

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                  Year Ended December 31,
                                            ----------------------------------
                                                 1994               1993
                                            ---------------    ---------------
                                                     Claim              Claim
                                            Amount   Counts    Amount   Counts
                                            ------   ------    ------   ------
                                             (000s omitted for dollar amounts)
Net balance, beginning of year ........     $17,189    512     $15,184    335
  Provision ...........................      10,645              7,562
  Payments ............................      (7,233)            (5,557)
                                            -------            -------
Net balance, end of year ..............      20,601    467      17,189    512
  Add reinsurance recoverables ........      11,391              4,699
                                            -------            -------
Balance, end of year ..................     $31,992            $21,888
                                            =======            =======

     Establishing reserve liabilities for environmental claims is subject to significant uncertainties that make reserve estimation difficult. Legal decisions have tended to expand insurance coverage beyond the intent of the original policies. The Company does not use discounting in determining its reserves for environmental claims. IBNR of $13,791,000 and $6,680,000 is included in net reserves for environmental claims at December 31, 1994 and 1993, respectively.

     The Company's environmental claims principally relate to asbestos and hazardous waste, arising from certain liability business written prior to the mid 1980's, which business was never a major element of the Company's operations. Environmental claims are also received from certain reinsurance pools and associations where reserves are established based on information reported to the Company by the managers of those pools and associations. In view of the lines of insurance that the Company has traditionally written, environmental claims have not represented, and are not expected to represent in the future, a material portion of the Company's total claims. Such claims were not specifically segregated in the Company's claims systems prior to 1993. The information above is not presented for 1992 due to the relative insignificance of the Company's exposure to environmental liability and the cost of obtaining the data.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F - Notes Payable

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

     Orion entered into a bank loan agreement (the "Loan Agreement") in March 1993 which was amended in 1994 to increase the credit line. The proceeds were used to repay the Bridge Loan and to redeem the Company's Adjustable Rate Preferred Stock. As of December 31, 1994, the Company had $42,500,000 outstanding under the Loan Agreement, and $25,000,000 in unused commitments available under the line of credit. There is a commitment fee of 1/4% of 1% per annum on the unused portion of the revolving credit facility. The Company can elect to borrow at the prime rate, or at certain other short-term borrowing rates. The rates for notes payable under the Loan Agreement were between 6.71% and 6.90% at December 31, 1994 and between 4.59% and 4.90% at December 31, 1993. The terms of the Loan Agreement limit the amount of additional borrowings, prepayments on existing indebtedness, liens and guarantees by the Company, and require the Company to meet minimum net worth and certain financial ratio tests. The 9 1/8% Senior Notes Indenture limits the Company's ability to incur secured indebtedness without equally and ratably securing the 9 1/8% Senior Notes.

     Notes payable are recorded at face value less unamortized discount. The carrying value and estimated market value of notes payable consists of the following:

                                                                        Estimated
                                                  Carrying Value       Market Value
                                                ------------------  ------------------
          December 31,                            1994      1993      1994      1993
          ------------                            ----      ----      ----      ----
                                                            (000s omitted)
Borrowings under loan agreement with various
  banks (various interest rates) .............. $ 42,500  $ 50,500  $ 42,500  $ 50,500

$110,000,000 face amount, 9 1/8% Senior Notes,
  due September 1, 2002 .......................  109,882   109,872   111,815   119,053
                                                --------  --------  --------  --------
                                                $152,382  $160,372  $154,315  $169,553
                                                ========  ========  ========  ========

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company's debt is scheduled to be repaid as follows:

                                                   (000s omitted)
       1995 ...................................       $ 10,000
       1996 ...................................         12,000
       1997 ...................................         12,000
       1998 ...................................          3,500
       1999 ...................................          5,000
       2002 ...................................        110,000
                                                      --------
                                                       152,500
       Less unamortized discount ..............            118
                                                      --------
                                                      $152,382
                                                      ========

Note G - Federal Income Taxes

     Orion and its wholly-owned subsidiaries file consolidated federal income tax returns. The consolidated federal income tax current provision for 1994 was based on the alternative minimum tax method. The current provisions for 1993 and 1992 were computed by the regular tax method. The 1993 tax provision reflects a tax benefit of $450,000 from the effect of the increase in the federal tax rate on the Company's deferred tax asset. The Company adopted SFAS No. 109 effective January 1, 1993. The new standard provides for the recognition of deferred tax assets that were not recognized under the prior standard, SFAS No. 96. The cumulative effect of adopting SFAS No. 109 was a benefit of $16,881,000. Substantially all federal income taxes incurred by the Company and its subsidiaries relate to domestic operations.

     Total income taxes on income from operations and allocations of taxes
(benefits) to other items for the years ended December 31, 1994 and 1993 are as follows:
                                                    Year Ended December 31,
                                                    -----------------------
                                                       1994        1993
                                                       ----        ----
                                                        (000s omitted)
Taxes on income from continuing
  operations ....................................    $ 16,301    $ 15,517
Taxes allocated to other items:
  Cumulative effect of change in accounting for
    postretirement benefits .....................           -      (2,604)
  Stockholders' equity, for unrealized
    appreciation (depreciation) of securities ...     (32,864)     18,718
  Stockholders' equity, for foreign exchange
    translation losses ..........................        (159)       (394)
                                                     --------    --------
                                                     $(16,722)   $ 31,237
                                                     ========    ========
                                     -64-


                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The tax effects of the temporary differences comprising the Company's net deferred tax asset as of December 31, 1994 and 1993 are as follows:

                                                         December 31,
                                                    ----------------------
                                                       1994        1993
                                                       ----        ----
                                                        (000s omitted)
Deferred tax assets:
  Loss reserve discounting ......................    $52,940      $55,479
  Unearned premium reserves .....................     16,145       14,675
  Policyholders' dividends ......................      4,188        4,348
  Realized investment losses ....................      3,672        4,054
  Unrealized investment losses ..................      8,975            -
  Deferred income ...............................      2,659        2,836
  Retiree medical benefits ......................      3,097        2,726
  Other .........................................      8,426        6,717
                                                     -------      -------
                                                     100,102       90,835
                                                     -------      -------
Deferred tax liabilities:
  Deferred policy acquisition costs .............     24,548       20,133
  Investment in affiliates ......................     19,091       15,800
  Investment income .............................     10,375        6,853
  Unrealized investment gains ...................          -       23,899
  Other .........................................      4,080        5,259
                                                     -------      -------
                                                      58,094       71,944
                                                     -------      -------
                                                     $42,008      $18,891
                                                     =======      =======
     The components of the provision (benefit) for federal income taxes are as follows:
                                             Year Ended December 31,
                                          -----------------------------
                                            1994       1993       1992
                                            ----       ----       ----
                                                 (000s omitted)
          Current ......................  $ 6,395    $16,448    $ 6,104
          Deferred  ....................    9,906       (931)    (5,182)
                                          -------    -------    -------
                                          $16,301    $15,517    $   922
                                          =======    =======    =======







                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A reconciliation of expected federal income tax expense on pre-tax earnings before cumulative effect of adoption of new accounting principles and extraordinary item at regular corporate rates to actual tax expense is as follows:

                                          Year Ended December 31,
                              ------------------------------------------------
                                   1994             1993             1992
                                   ----             ----             ----
                              Amount   Rate    Amount   Rate    Amount   Rate
                              ------   ----    ------   ----    ------   ----
                                     (000s omitted-except for percentages)
Expected income tax expense.. $25,041  35.0%  $25,377   35.0%  $15,883   34.0%
Utilization of NOLs .........       -     -         -      -    (6,135) (13.1)
Change in enacted tax rate ..       -     -      (905)  (1.3)        -      -
Dividends-received deduction   (5,830) (8.2)   (4,019)  (5.5)   (3,504)  (7.5)
Tax-exempt interest .........  (5,362) (7.5)   (4,929)  (6.8)   (2,652)  (5.7)
Amortization of goodwill ....     410    .6       410     .6       399     .9
Other .......................   2,042   2.9      (417)   (.6)   (3,069)  (6.6)
                              ------- -----   -------  -----   -------  -----
Actual income tax expense ... $16,301  22.8%  $15,517   21.4%  $   922    2.0%
                              ======= =====   =======  =====   =======  =====

Note H - Commitments

     Minimum lease commitments at December 31, 1994, with the majority having initial lease periods from one to twenty-five years, are as follows:

                                                        (000s omitted)

       1995 .......................................        $10,894
       1996 .......................................          9,072
       1997 .......................................          7,951
       1998 .......................................          5,725
       1999 .......................................          4,960
       2000 and thereafter ........................         40,983
                                                           -------
         Minimum rental commitments ...............        $79,585
                                                           =======

     Rent expense amounted to $11,519,000, $11,976,000 and $12,224,000 net of sublease rentals of $9,000, $419,000 and $765,000 in 1994, 1993 and 1992,
respectively. Substantially all leases are for office space and equipment. A number of lease commitments contain renewal options ranging from one to thirty years.

Note I - Contingencies

     In November 1988, California voters passed an initiative known as Proposition 103 which amended the California Insurance Code to provide, among other things, that for at least one year rates for automobile and many other insurance policies issued or renewed on or after November 8, 1988, be rolled back to the levels of November 8, 1987 and then reduced by 20%. In 1989, the California Supreme Court ruled that an insurer could be compelled to make

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

refunds for the rollback year only to the extent that it would not deprive the
insurer of a fair and reasonable rate of return.   Workers compensation
insurance and reinsurance are excluded from the California Proposition's rate rollback provisions.

    The Insurance Department of the State of California ("Department") subsequently issued regulations with respect to California Proposition 103.
On August 18, 1994, the Supreme Court of the State of California upheld the validity of the Department's current regulations. In January 1995 the newly elected Commissioner of the Department announced that he would like to quickly resolve all Proposition 103 liability with California insurers through negotiation. On January 31, 1995, the Department advised the Company that it had an indicated rollback liability under the regulations of approximately $4,000,000, plus interest. The Department asked the Company to provide information, including California specific data, that would impact its calculation. The data used by the Department to determine the rollback liability was based on national figures and contained some inapplicable information as to the Company's California business. The regulations provide for the use of California data where available and reliable. When the calculation under the regulations is performed using the Company's California specific data, the Company has no rollback liability. The Company intends to resolve the matter with the Department during 1995.

     Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses. Management believes that there are no significant legal proceedings pending against the Company or its subsidiaries which, net of reserves established therefor, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole.

Note J - Stockholders' Equity and Earnings Per Common Share

     During 1994, the Company repurchased 442,327 shares of its common stock at an aggregate cost of $13,746,000. The Company repurchased 177,658 shares for $5,472,000 in 1993 and 22,420 shares for $554,000 in 1992.

     Orion declared a 5-for-4 split of its common stock which was paid on November 15, 1993 to shareholders of record on October 15, 1993. The Company had also paid a 5-for-4 common stock split on December 7, 1992 to shareholders of record on November 20, 1992. All common stock and per common share data presented in the financial statements give effect to these stock splits.

     On April 15, 1992, Orion sold 515,625 shares of its common stock for $9,497,000, net of expenses. The sale was made in a private transaction, subject to the provisions of Regulation S of the Securities Act of 1933.

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

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuance of 3,579 shares of common stock in December 1992 and 1,423,544 shares of common stock in January 1993. Holders of 21,605 shares of $2.125 Preferred Stock, who did not elect to convert, redeemed their shares for an aggregate of $557,000.

     Orion issued 2,601,050 shares of common stock for conversions elected by holders of 1,581,470 shares of its $1.90 Convertible Exchangeable Preferred Stock (the "$1.90 Preferred Stock"), in 1992. These conversions were primarily the result of Orion calling this issue on November 2, 1992 at the redemption price of $21.30 per share including accrued dividends. The remaining 2,730 shares of $1.90 Preferred Stock were redeemed for approximately $58,000.

     On April 7, 1993, the Company redeemed all of the outstanding shares of its Adjustable Rate Preferred Stock for $18,520,000 in cash. The redemption was funded with borrowings under the Loan Agreement.

     Dividends declared on Orion's common and preferred stock for 1994, 1993 and 1992 were as follows:

                                        Year Ended December 31,
                        -------------------------------------------------------
                               1994               1993               1992
                        -----------------  -----------------  -----------------
                        Per Share  Amount  Per Share  Amount  Per Share  Amount
                        --------- -------  --------- -------  --------- -------
                               (000s omitted - except for per share data)
Common Stock ..........   $ .76   $10,828    $ .68   $ 9,860    $ .60   $ 6,641
Adjustable Rate
  Preferred Stock .....       -         -     1.10       407     4.16     1,581
$1.90 Preferred Stock..       -         -        -         -     1.43     2,227
$2.125 Preferred Stock.       -         -      .12         2     2.13     2,550
                                  -------            -------            -------
                                  $10,828            $10,269            $12,999
                                  =======            =======            =======

     The weighted average common shares outstanding for purposes of computing earnings per share amounted to 14,348,000, 14,598,000 and 10,914,000 shares for 1994, 1993 and 1992, respectively. Dividends on preferred stock were deducted from earnings in 1993 and 1992 to compute primary earnings per common share. The $2.125 Preferred Stock for 1993 and 1992, and the $1.90 Preferred Stock for 1992, were assumed to be converted for the full year, if dilutive, for the purpose of computing fully-diluted earnings per common share. The weighted average common shares, on a fully-diluted basis, amounted to 14,367,000, 14,655,000 and 14,474,000 shares for 1994, 1993 and 1992, respectively.

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

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note K - Employee Benefit Plans

     The Company maintains a Stock Savings and Retirement Plan (the "Plan"), qualified under Internal Revenue Code Section 401(k), for eligible employees of the Company. Employee and employer matched contributions to the savings funds are limited to the extent allowable under the Plan and federal income tax law. The Plan also provides for defined contribution savings and retirement benefits that allow the Company to make annual contributions to the Plan based on a percentage of employees' compensation. Employees vest in the Company's contributions over a six-year period with vesting credit given for prior service with the Company. The Company has adopted a Surplus Benefit Plan which provides deferred benefits for those employees who received less than the full employer contribution to the Company's 401(k) plan as a result of federal tax limitations on participation in the Plan.

     The Company maintains a number of incentive plans for key employees. Under the Company's 1982 Long-Term Performance Incentive Plan, shares of restricted stock as well as stock options may be granted by Orion. Orion granted 70,015, 5,688 and 66,016 shares of restricted stock to key employees during 1994, 1993 and 1992, respectively. Restricted stock is considered issued and outstanding when awarded, and is recorded as deferred compensation. There are restrictions as to its transferability, which restrictions lapse proportionately from the second to the fifth anniversaries of grant date. As of December 31, 1994, the restrictions have not lapsed on 148,459 shares of restricted stock. All stock options granted by Orion, at fair market value at date of grant, are intended to qualify as incentive stock options becoming exercisable from the first through fourth anniversaries of the date of grant, expiring ten years after the date of grant. As of December 31, 1994, the number of shares of stock reserved under all plans is 530,011 of which 348,802 are for outstanding stock options and 173,064 of these stock options are exercisable. A summary of the option transactions is as follows:

                                       Year Ended December 31,
                     ---------------------------------------------------------------------
                                1994                   1993                   1992
                                ----                   ----                   ----
                                     Price                  Price                  Price
                        Options      Range     Options      Range     Options      Range
                        -------      -----     -------      -----     -------      -----
Balance - January 1 ... 284,337  $10.16-32.40  305,860 $10.16-23.92  257,422  $ 8.64-9.20
Granted ............... 129,800   32.50-33.75    3,438  32.40         92,969   23.92
Cancelled ............. (19,531)  14.56-23.92        -                     -
Exercised ............. (45,804)  10.16-23.92  (24,961) 10.16-14.56  (44,531)   8.64-9.04
                        -------                -------               -------
Balance - December 31.. 348,802   10.16-33.75  284,337  10.16-32.40  305,860   10.16-23.92
                        =======                =======               =======

                                           -69-

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Orion also maintains a non-qualified defined benefit retirement plan for members of the Board of Directors who are not employees. Benefits are based on years of service and director fee levels at retirement. The Board of Directors approved a stock option plan for non-employee directors in 1994.

     The total expense for 1994, 1993 and 1992 for the above pension benefit plans for employees and directors amounted to $4,659,000, $3,277,000 and $2,694,000, respectively.

Note L - Postretirement Medical Benefits

     The Company provides postretirement medical benefits to full-time employees who have worked for 10 years and attained age 55 while in service with the Company. The Company's postretirement health care plan is not funded. The accumulated postretirement benefit obligation of the plan included in other liabilities in the consolidated balance sheet is as follows:

                                                        December 31,
                                                      ----------------
                                                       1994      1993
                                                       ----      ----
                                                       (000s omitted)

       Retirees .................................     $2,143    $2,260
       Fully eligible active plan participants ..        976     1,425
       Other active plan participants ...........      3,234     4,104
       Unrecognized net gains ...................      2,496         -
                                                      ------    ------
                                                      $8,849    $7,789
                                                      ======    ======

     Net postretirement benefit cost for the years ended December 31, 1994 and 1993 was $1,243,000 and $598,000 consisting of service cost benefits earned of $813,000 and $130,000 and interest on the accumulated postretirement benefit obligation of $539,000 and $468,000, respectively, and amortization of unrecognized net gain of $109,000 in 1994.

     The expected health care cost trend rate used as of December 31, 1994 was 10.25% for 1995, and 9.5% in 1996 decreasing linearly each year until it reaches 6% for 2003 and future years. At December 31, 1993 the expected health care cost trend rates used were 16% for 1994 and 10% for 1995. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the aggregate service cost and interest cost for 1994 and 1993 by $289,000 and $145,000, respectively, and increase the accumulated postretirement benefit obligation as of December 31, 1994 and 1993 by $953,000 and $1,325,000, respectively. A one-percentage-point decrease in the health care cost rate would decrease service and interest costs and the accumulated post retirement benefit obligation by similar amounts. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.5% at December 31, 1994 and 7.0% at December 31, 1993.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note M - Industry Segment Information

     The Company's insurance operations are organized and reported as three business segments: Regional Operations, Reinsurance/Special Programs and Guaranty National Companies. Regional Operations provides workers compensation insurance products through EBI Companies and Nations' Care. Reinsurance/Special Programs includes DPIC Companies (which markets professional liability insurance), Connecticut Specialty Insurance Group (which writes specialty insurance programs), SecurityRe Companies (a reinsurer), and a 20% interest in Intercargo (which underwrites international trade). The third segment consists of the Company's interest in Guaranty National Companies, which specializes in nonstandard commercial and personal automobile insurance. The Company includes its share of Guaranty National's earnings using the equity method of accounting. The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment. Identifiable assets of the Regional Operations and Reinsurance/Special Programs segments are primarily allocated based on the cash flows of these segments.

     Financial information for the Company's segments for 1994, 1993 and 1992 is shown below:

                                                                                   Earnings (Loss)
                                                                                   from Operations
                                                                                   Before Federal
                                                                                    Income Taxes,
                                                                                  Cumulative Effect
                                                   Realized                         of Accounting
                                         Net      Investment                         Changes and
                            Premiums  Investment    Gains      Other     Total      Extraordinary    Identifiable
                             Earned     Income     (Losses)    Income   Revenues        Item            Assets
                            --------  ----------  ----------  --------  --------  -----------------  ------------
                                                                (000s omitted)
1994:
  Regional Operations ...  $278,040   $ 29,287    $  1,246    $    239  $308,812       $ 42,514       $  748,680
  Reinsurance/Special
    Programs ............   413,183     53,209       2,191         575   469,158         34,117        1,213,026
  Guaranty National
    Companies ...........         -          -           -           -         -         11,244           89,760
  Other .................         -      2,419           -         558     2,977        (16,329)          61,295
                           --------   --------    --------    --------  --------       --------       ----------
    Total ...............  $691,223   $ 84,915    $  3,437    $  1,372  $780,947       $ 71,546       $2,112,761
                           ========   ========    ========    ========  ========       ========       ==========

1993:
  Regional Operations ...  $266,373   $ 33,760    $  4,153    $      -  $304,286       $ 34,025       $  758,596
  Reinsurance/Special
    Programs ............   351,031     55,500       6,706         915   414,152         44,032        1,234,033
  Guaranty National
    Companies ...........         -          -           -           -         -          9,509           92,590
  Other .................         -      2,543      (1,381)        555     1,717        (15,061)          32,235
                           --------   --------    --------    --------  --------       --------       ----------
    Total ...............  $617,404   $ 91,803    $  9,478    $  1,470  $720,155       $ 72,505       $2,117,454
                           ========   ========    ========    ========  ========       ========       ==========

1992:
  Regional Operations....  $268,145   $ 33,182    $  2,077    $   (193) $303,211       $  4,227       $  774,030
  Reinsurance/Special
    Programs ............   292,060     48,416       3,027         849   344,352         50,384        1,055,679
  Guaranty National
    Companies ...........         -          -           -           -         -          9,994           81,632
  Other .................         -        885      (1,437)        707       155        (17,891)          26,067
                           --------   --------    --------    --------  --------       --------       ----------
    Total ...............  $560,205   $ 82,483    $  3,667    $  1,363  $647,718       $ 46,714       $1,937,408
                           ========   ========    ========    ========  ========       ========       ==========


                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N - Selected Quarterly Financial Data (Unaudited)

     Quarterly results of operations and earnings per common share for 1994 and 1993 are summarized as follows:
                                             First     Second      Third     Fourth
                                            Quarter    Quarter    Quarter    Quarter
                                            -------    -------    -------    -------
                                            (000s omitted-except for per share data)
1994:
  Premiums earned ......................... $167,095   $162,443   $180,703   $180,982
  Net investment income ...................   20,768     20,601     22,550     20,996
  Realized investment gains ...............      533        178      1,197      1,529
  Other income ............................      302        415        341        314
                                            --------   --------   --------   --------
      Total revenues ...................... $188,698   $183,637   $204,791   $203,821
                                            ========   ========   ========   ========
      Net earnings ........................ $ 13,240   $ 11,567   $ 15,329   $ 15,109
                                            ========   ========   ========   ========
  Net earnings per common share -
    Primary ............................... $    .91   $    .80   $   1.07   $   1.07
                                            ========   ========   ========   ========
    Fully diluted ......................... $    .91   $    .80   $   1.07   $   1.06
                                            ========   ========   ========   ========

1993:
  Premiums earned ........................  $149,272   $157,404   $151,641   $159,087
  Net investment income ..................    21,677     21,170     22,218     26,738
  Realized investment gains ..............     4,812      1,755      1,131      1,780
  Other income ...........................       303        464        428        275
                                            --------   --------   --------   --------
      Total revenues .....................  $176,064   $180,793   $175,418   $187,880
                                            ========   ========   ========   ========
      Earnings before cumulative effect of
        change in accounting principles ..  $ 14,328   $ 13,907   $ 12,868   $ 15,885
                                            ========   ========   ========   ========
      Net earnings .......................  $ 26,153   $ 13,907   $ 12,868   $ 15,885
                                            ========   ========   ========   ========
  Net earnings per common share -
    Primary:
      Earnings before cumulative effect of
        change in accounting principles ..  $    .97   $    .95   $    .88   $   1.09
                                            ========   ========   ========   ========
      Net earnings .......................  $   1.78   $    .95   $    .88   $   1.09
                                            ========   ========   ========   ========
    Fully diluted:
      Earnings before cumulative effect of
        change in accounting principles ..  $    .95   $    .95   $    .88   $   1.09
                                            ========   ========   ========   ========
      Net earnings .......................  $   1.75   $    .95   $    .88   $   1.09
                                            ========   ========   ========   ========

     The sum of quarterly per common share amounts may not agree with the corresponding annual amounts due to rounding or antidilution during certain quarters.

                                       -72-

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                             PART III

     Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13) hereof is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting to be held on May 31, 1995. The Company intends to file the proxy material, which involves the election of directors, not later than 120 days after the close of the Company's fiscal year.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a) 1   Financial Statements:

        The following financial statements are included in
        Part II, Item 8.

                                                             Page
                                                             ----

Report of Management.................................         43

Independent Auditors' Report.........................         44

Orion Capital Corporation and Subsidiaries:

     December 31, 1994 and 1993

          Consolidated Balance Sheet.................        45-46

     For the years ended December 31, 1994, 1993 and
       1992

          Consolidated Statement of Earnings.........         47
          Consolidated Statement of Stockholders'
            Equity...................................         48
          Consolidated Statement of Cash Flows.......        49-50

     Notes to the Consolidated Financial Statements..        51-72


(a)  2. Financial Statement Schedules:

     Selected Quarterly Financial Data - for the years ended
December 31, 1994, and 1993 - Included in Part II, Item 8.

                                                              Page
                                                              ----
 Schedule     I      Consolidated Summary of
                        Investments - Other than
                        Investments in Related
                        Parties - December 31,
                        1994........................            S-1

                II      Condensed Financial
                        Information of Registrant -        S-2, S-3,
                        December 31, 1994, 1993            S-4, S-5,
                        and 1992....................       S-6

               III      Supplementary Insurance
                        Information - December 31,
                        1994, 1993 and 1992.............        S-7

                 V      Valuation and Qualifying
                        Accounts - December 31, 1994,
                        1993 and 1992...................        S-8

                VI      Supplemental Information
                        For Property - Casualty
                        Insurance Underwriters -
                        December 31, 1994, 1993 and
                        1992............................        S-10

     Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Financial Statements or notes thereto.

   (a)    3. Exhibits:

   Exhibit 3(i) Restated Certificate of Incorporation of Orion, as amended on June 3, 1993; filed as Exhibit 3(i) to the Company's Annual Report on Form 10-K for 1993.

   Exhibit 3(ii) By-Laws of Orion, as amended on May 7, 1993; filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for 1993.

   Exhibit 4(i) Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Orion, dated March 23, 1989; filed as Exhibit 4(xi) to the Company's Annual Report on Form 10-K for 1988.

   Exhibit 4(ii) Specimen certificate representing shares of Orion's Common Stock (proof of March 27,
                       1989); filed as Exhibit 4(xii) to the
                       Company's Annual Report on Form 10-K for 1988.

   Exhibit 4(iii) Indenture, dated as of September 8, 1992, between Orion and the Connecticut National Bank (now known as Shawmut Bank Connecticut, National Association), as Trustee of Orion's 9 1/8% Senior Notes due September 1, 2002; filed as Exhibit 4(v) to the Company's Annual Report on Form 10-K for 1992.

   Exhibit 4(iv)       Specimen certificate representing Orion's
                       9 1/8% Senior Notes; filed as Exhibit 4(vi) to the Company's Annual Report on Form 10-K for 1992.

   Exhibit 10(i)*      Orion's Deferred Compensation Plan, as
                       amended; filed as Exhibit 10(i) to the
                       Company's Annual Report on Form 10-K for
                       1991.

   Exhibit 10(ii)* Orion's 1982 Long-Term Performance Incentive Plan, as amended; filed as Exhibit 10(iii) to the Company's Annual Report on Form 10-K for 1992.

   Exhibit 10(iii)*    Orion's 1994 Stock Option Plan for Non-
                       Employee Directors.

   Exhibit 10(iv)* Employment Agreement between Alan R. Gruber and Orion, dated as of March 19, 1993; filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for 1992.

   Exhibit 10(v)* Employment Agreement between Robert B. Sanborn and Orion, dated as of March 19, 1993; filed as Exhibit 10(vi) to the Company's Annual Report on Form 10-K for 1992.

   Exhibit 10(vi)* Employent Agreement between Larry D. Hollen and Orion, dated as of December 1, 1992; filed as
                       Exhibit 10(viii) to the Company's Annual Report on Form 10-K for 1992.


*Management contract or compensatory plan or arrangement.

    Exhibit 10(vii)* Employment Agreement between Raymond W. Jacobsen and Orion, dated as of July 19, 1994.

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

    Exhibit 10(xii) Guarantee from Orion to Connecticut UTF, Inc., dated as of December 19, 1984, guaranteeing the performance of Security under its lease with Connecticut UTF, Inc.; filed as Exhibit 10(xxxvii) to the Company's Annual Report on Form 10-K for 1984.

    Exhibit 10(xiii) Form of Indemnification Agreement, dated as of June 3, 1987, between Orion and each of its Directors and Executive Officers; filed as
                       Exhibit 10(xl) to the Company's Annual Report on Form 10-K for l987.

    Exhibit 10(xiv) Rights Agreement, dated as of March 15, 1989, between Orion and Manufacturers Hanover Trust Company, Rights Agent; filed as Exhibit 1 to the Company's Form 8-A filed March 28, 1989.

*Management contract or compensatory plan or arrangement.

    Exhibit 10(xv) Specific Excess Reinsurance Agreement, effective January 1, 1990, by and among several of the Company's wholly-owned insurance subsidiaries and Cologne Reinsurance Company (Dublin) Ltd.; filed as Exhibit 10(xxiv) to the Company's Annual Report on Form 10-K for 1990.

    Exhibit 10(xvi)*   Retirement Plan for Directors of Orion,
                       as amended (September, 1994).

    Exhibit 10(xvii)*  Orion Supplemental Benefits Plan, filed as
                       Exhibit 10(xxv) to the Company's Annual Report on Form 10-K for 1991.

    Exhibit 10(xviii) Shareholder Agreement, dated as of November 7, 1991 by and among the Company, Guaranty National Corporation and certain wholly-owned subsidiaries of the Company; filed as Exhibit 10(xxv) to the Company's Annual Report on
                       Form 10-K for 1991.

    Exhibit 10(xix) Amendments to the Shareholder Agreement by and among the Company, Guaranty National Corporation and certain wholly-owned subsidiaries of the Company made as of February 2, 1994 and March 2, 1995.

    Exhibit 10(xx) Loan Agreement, dated March 8, 1993, by and among Orion, the banks signatory thereto and National Westminster Bank USA, as Agent; filed as Exhibit 10(xxvi) to the Company's Annual Report on Form 10-K for 1992.

    Exhibit 10(xxi)    Amendment No. 1 and Amendment No. 2 to the
                       Loan Agreement, by and among Orion, the banks signatory thereto and National Westminster Bank USA, as Agent, dated February 22, 1994 and Novem-ber 9, 1994, respectively.

    Exhibit 10(xxii) Letter Agreement, dated September 13, 1993, by and between Orion and Intercargo Corporation; filed as Exhibit 10(xxii) to the Company's
                       Annual Report on Form 10-K for 1993.

    Exhibit 10(xxiii) Amendment, dated February 14, 1995, to the Letter Agreement by and between Orion Capital Corporation and Intercargo Corporation.

    Exhibit 10(xxiv) Agreement, dated September 13, 1993, by and between Orion and The Harper Group, Inc.;
                       filed as Exhibit 10(xxiii) to the Company's
                       Annual Report on Form 10-K for 1993.


*Management contract or compensatory plan or arrangement.

    Exhibit 11         Statement re:  computation of earnings
                       per common share.

    Exhibit 21         Subsidiaries of Orion.

    Exhibit 23         Consents of Deloitte & Touche LLP

    Exhibit 27         Financial Data Schedule.

    Exhibit 28 Information from reports furnished to state insurance regulatory authorities.

     Copies of exhibits may be obtained upon payment of a $.50 per page fee. Such requests should be made in writing to: Corporate Secretary, Orion Capital Corporation, 600 Fifth Avenue, New York, New York 10020.

   (b)  Reports on Form 8-K:

        None.

   (c)  Filed exhibits:

        See Exhibit Index


   (d)  Financial statements of non-consolidated subsidiaries:

          The Audited Consolidated Financial Statements of Guaranty National Corporation and subsidiaries, Consolidated Balance Sheet at December 31, 1994 and 1993, Consolidated Statement of Earnings, State-ment of Changes in Shareholders' Equity and Statement of Cash Flows for the years ended December 31, 1994, 1993 and 1992, the Related Notes to the Consolidated Financial Statements and Financial Statement Schedules included in Guaranty National Corporation's Annual Report on Form 10-K for the
          1994 fiscal year are incorporated herein by reference ("Guaranty National 1994 Form 10-K").
          In addition, the information set forth under the caption "Reserves" (on pages 11 through 15) of the Guaranty National 1994 Form 10-K is in-corporated by reference herein. The Company currently holds a slightly less than 50% interest in Guaranty National's outstanding common stock. Since November 1991, Guaranty National's operations have been reported by the Company on the equity accounting basis.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORION CAPITAL CORPORATION



By: /s/ Alan R. Gruber                               March 16, 1995
    ------------------
       Alan R. Gruber      Chairman of the Board
                           (Principal Executive)
                           and Financial Officer)


By: /s/ Daniel L. Barry                               March 16, 1995
    -------------------
        Daniel L. Barry     Vice President and
                            Controller (Principal
                            Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the members of the Board of Directors of the Registrant) in the capacities and on the dates indicated:


  Signature and Title                                    Date
- -------------------------                           --------------



/s/ Alan R. Gruber                                  March 16, 1995
- -------------------------
    Alan R. Gruber
  Chairman of the Board


/s/ Bertram J. Cohn                                 March 16, 1995
- -------------------------
    Bertram J. Cohn
       Director


/s/ John C. Colman                                  March 16, 1995
- -------------------------
    John C. Colman
       Director


/s/ Larry D. Hollen                                 March 16, 1995
- -------------------------
    Larry D. Hollen
       Director



- -------------------------
   Robert H. Jeffrey
     Director


/s/ Warren R. Lyons                                 March 16, 1995
- -------------------------
    Warren R. Lyons
       Director


/s/ James K. McWilliams                             March 16, 1995
- -------------------------
    James K. McWilliams
       Director


/s/ R. W. Moore                                     March 16, 1995
- -------------------------
     Ronald W. Moore
       Director

  Signature and Title                                    Date
- ----------------------                                 --------


/s/ Robert B. Sanborn                               March 16, 1995
- ----------------------
    Robert B. Sanborn
     Director


/s/ William J. Shepherd                             March 16, 1995
- -----------------------
    William J. Shepherd
     Director


/s/ John R. Thorne                                  March 16, 1995
- -----------------------
    John R. Thorne
     Director


/s/ Roger  Ware                                     March 16, 1995
- -----------------------
    Roger B. Ware
     Director

                                                                    SCHEDULE I
                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SUMMARY OF INVESTMENTS-OTHER THAN
                       INVESTMENTS IN RELATED PARTIES
                              December 31, 1994
                               (000s omitted)
==============================================================================
              Column A                Column B      Column C        Column D
              --------                --------      --------        --------
                                                                  Amount Shown
                                                                  on Balance
          Type of Investment            Cost         Value           Sheet
______________________________________________________________________________
Fixed maturities held-to-maturity:
  Bonds -
    United States Government and
     government agencies and
     authorities ................   $  124,176      $120,334        $  124,176
    States, municipalities and
      political subdivisions ....      137,736       136,522           137,736
    Foreign governments .........           50            50                50
    Public utilities ............        1,440         1,539             1,440
    All other corporate bonds ...       39,984        38,714            39,984
  Redeemable preferred stocks ...       64,031        61,756            64,031
                                    ----------      --------        ----------
      Total fixed maturities ....      367,417       358,915           367,417
                                    ----------      ========        ----------

Fixed maturities available-for-sale:
  Bonds -
    United States Government and
     government agencies and
     authorities ................      168,022       150,955           150,955
    States, municipalities and
      political subdivisions ....      180,145       175,362           175,362
    Foreign governments .........        7,678         7,658             7,658
    Public utilities ............       13,197        11,480            11,480
    All other corporate bonds ...      175,959       166,889           166,889
  Redeemable preferred stocks ...       20,879        18,080            18,080
                                    ----------      --------        ----------
      Total fixed maturities ....      565,880       530,424           530,424
                                    ----------      ========        ----------

Equity securities:
  Common stocks -
    Public utilities ............        8,591         8,555             8,555
    Banks, trusts and insurance
      companies .................       40,491        54,254            54,254
    Industrial, miscellaneous and
      all other .................       66,996        79,110            79,110
  Non-redeemable preferred stocks      134,851       122,515           122,515
                                    ----------      --------        ----------
      Total equity securities ...      250,929       264,434           264,434
                                    ----------      ========        ----------

Mortgage loans on real estate ...        1,764                           1,764
Other long-term investments .....       50,800                          50,800
Short-term investments ..........      104,201                         104,201
                                    ----------                      ----------
      Total investments .........   $1,340,991                      $1,319,040
                                    ==========                      ==========


                                                                   SCHEDULE II
                ORION CAPITAL CORPORATION AND SUBSIDIARIES
              CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ORION CAPITAL CORPORATION
                              BALANCE SHEET
                              (000s omitted)

                                  ASSETS

                                                             December 31,
                                                         --------------------
                                                           1994        1993
                                                           ----        ----
Fixed maturities held at market (cost $1,344 - 1994) ..  $  1,344    $      -

Short-term investments ................................    12,838       8,527

Cash ..................................................       180         446

Notes receivable and other assets .....................     4,078       2,911

Deferred federal income taxes .........................    42,008      18,891

Investment in subsidiaries ............................   497,024     556,240

Excess of cost over fair value of net assets acquired..    28,140      29,250
                                                         --------    --------

  Total assets ........................................  $585,612    $616,265
                                                         ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities .....................................  $ 27,325    $ 23,960

Due to affiliates .....................................    25,988      18,444

Federal income taxes payable ..........................    14,829      19,294

Notes payable .........................................   152,382     160,372
                                                         --------    --------

  Total liabilities ...................................   220,524     222,070

Stockholders' equity ..................................   365,088     394,195
                                                         --------    --------

  Total liabilities and stockholders' equity ..........  $585,612    $616,265
                                                         ========    ========

          See Notes to Condensed Financial Information of Registrant


                                                                  SCHEDULE II

                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         ORION CAPITAL CORPORATION
                           STATEMENT OF EARNINGS
                              (000s omitted)
                                                    Year Ended December 31,
                                                 ----------------------------
                                                   1994      1993      1992
                                                   ----      ----      ----
Revenues:
  Net investment income .......................  $    396  $    458  $    325
  Realized investment gains (losses) ..........         -       (13)       13
  Other income ................................       550       550       700
                                                 --------  --------  --------
                                                      946       995     1,038
                                                 --------  --------  --------
Expenses:
  Interest ....................................    13,190    12,670    12,192
  General and administrative ..................     3,676     1,629     3,801
  Amortization of excess of cost over fair
    value of net assets acquired ..............     1,110     1,111     1,111
                                                 --------  --------  --------
                                                   17,976    15,410    17,104
                                                 --------  --------  --------

Loss before federal income taxes (benefit),
  equity in net earnings of subsidiaries,
  cumulative effect of adoption of new
  accounting principles and extraordinary
  item ........................................   (17,030)  (14,415)  (16,066)
                                                 --------  --------  --------
Federal income taxes (benefit):
  Current .....................................     6,395    16,448     6,104
  Deferred ....................................     9,906      (931)   (5,182)
                                                 --------  --------  --------
                                                   16,301    15,517       922
                                                 --------  --------  --------
Loss before equity in net earnings of
  subsidiaries, cumulative effect of change in
  accounting principles and extraordinary item.   (33,331)  (29,932)  (16,988)
Equity in net earnings of subsidiaries ........    88,576    86,920    62,780
                                                 --------  --------  --------
Earnings before cumulative effect of change in
  accounting principles and extraordinary item.    55,245    56,988    45,792
Cumulative effect of change in accounting
  principles ..................................         -    11,825         -
Extraordinary item - loss on early
  extinguishment of debt, net of income tax
  benefit of $60 ..............................         -         -    (2,920)
                                                 --------  --------  --------
Net earnings ..................................  $ 55,245  $ 68,813  $ 42,872
                                                 ========  ========  ========

        See Notes to Condensed Financial Information of Registrant



                                                                  SCHEDULE II

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          ORION CAPITAL CORPORATION
                           STATEMENT OF CASH FLOWS
                               (000s omitted)

                                                   Year Ended December 31,
                                               ------------------------------
                                                 1994       1993       1992
                                                 ----       ----       ----
Cash flows from operating activities:
  Dividends received from subsidiaries ......  $ 30,013   $ 25,512   $ 15,645
  Net investment income collected ...........       212        156        326
  Federal income taxes received from
    subsidiaries ............................     6,000      5,600      6,250
  Interest paid .............................   (12,524)   (11,998)   (10,362)
  Other expenses paid .......................    (2,454)    (2,249)    (2,486)
  Other receipts ............................     3,230        634      7,331
                                               --------   --------   --------
   Net cash provided by operating activities.    24,477     17,655     16,704
                                               --------   --------   --------
Cash flows from investing activities:
  Sales of equity securities ................         -        426        188
  Purchase of fixed maturities ..............    (1,344)         -          -
  Net sales (purchases) of short-term
    investments .............................    (4,313)    (4,793)    (1,603)
  Investments in subsidiaries ...............       763     (6,983)    (3,578)
  Other receipts (payments) .................      (795)       (17)        94
                                               --------   --------   --------
    Net cash used in investing activities ...    (5,689)   (11,367)    (4,899)
                                               --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of notes payable ...         -     59,672    127,764
  Proceeds from issuance of common stock ....       598        286      9,545
  Repayment of notes payable and debentures..    (8,000)   (29,500)  (134,123)
  Dividends paid to stockholders ............   (11,263)   (11,598)   (14,539)
  Purchases of common stock and purchases
    and redemption of adjustable rate
    preferred stock .........................       (38)   (23,615)      (412)
  Other payments ............................      (351)    (1,113)       (40)
                                               --------   --------   --------
    Net cash used in financing activities ...   (19,054)    (5,868)   (11,805)
                                               --------   --------   --------
    Net increase (decrease) in cash .........      (266)       420          -
  Cash balance, beginning of year ...........       446         26         26
                                               --------   --------   --------
  Cash balance, end of year .................  $    180   $    446   $     26
                                               ========   ========   ========


          See Notes to Condensed Financial Statements of Registrant


                                                                  SCHEDULE II

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           ORION CAPITAL CORPORATION
                     STATEMENT OF CASH FLOWS - (Continued)
                                (000s omitted)


                                                   Year Ended December 31,
                                               ------------------------------
                                                 1994       1993      1992
                                                 ----       ----      ----
Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings ................................  $ 55,245   $ 68,813   $ 42,872
                                               --------   --------   --------
Adjustments:
  Cumulative effect of change in accounting
    principles ..............................         -    (11,825)         -
  Equity in net earnings of subsidiaries ....   (88,576)   (86,920)   (62,780)
  Consolidating elimination of subsidiaries
    income taxes ............................    10,576     18,962     11,631
  Dividends received from subsidiaries ......    30,013     25,512     15,645
  Depreciation and amortization .............     2,064      1,966      1,603
  Deferred federal income taxes (benefit) ...     9,906       (931)    (5,182)
  Realized investment (gains) losses ........         -         13        (13)
  Amortization of discount on debt ..........        10          9        292
  Extraordinary loss ........................         -          -      2,920

Change in assets and liabilities:
  Decrease (increase) in notes receivable and
    other assets ............................      (520)       470        276
  Increase (decrease) in taxes payable and
    other liabilities .......................    (1,668)     9,952      1,361
  Increase (decrease) in due to affiliates ..     7,427     (8,366)     8,079
                                               --------   --------   --------
    Total adjustments and changes ...........   (30,768)   (51,158)   (26,168)
                                               --------   --------   --------
  Net cash provided by operating activities..  $ 24,477   $ 17,655   $ 16,704
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



         See Notes to Condensed Financial Information of Registrant

                                      S-5

                                                                  SCHEDULE II

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 Years Ended December 31, 1994, 1993 and 1992

Note A - Notes Payable

     Notes payable consist of the following:

                                                                  Estimated
                                           Carrying Value       Market Value
                                          -----------------  -----------------
                                            1994     1993      1994     1993
                                            ----     ----      ----     ----
                                                     (000s omitted)
Borrowings under loan agreement with
  various banks (various interest rates). $ 42,500 $ 50,500  $ 42,500 $ 50,500
$110,000,000 face amount, 9 1/8% Senior
  Notes, due September 1, 2002 ..........  109,882  109,872   111,815  119,053
                                          -------- --------  -------- --------
                                          $152,382 $160,372  $154,315 $169,553
                                          ======== ========  ======== ========
     The Registrant's debt is scheduled to be repaid as follows:

                                                (000s omitted)
          1995 .................................   $ 10,000
          1996 .................................     12,000
          1997 .................................     12,000
          1998 .................................      3,500
          1999 .................................      5,000
          2002 .................................    110,000
                                                   --------
                                                    152,500
          Less unamortized discount ............        118
                                                   --------
                                                   $152,382
                                                   ========

Note B - Expense Reimbursement and Management Fees

     During 1992 through 1994, the Registrant was reimbursed for payroll, office rental and other expenses incurred by it to support the operations of its insurance subsidiaries. This reimbursement of $5,735,000, $5,230,000 and $4,500,000 in 1994, 1993 and 1992, respectively, is accounted for as a reduction of general and administrative expenses. The Registrant received an investment management fee from Guaranty National of $550,000 in 1994 and 1993 and $700,000 in 1992.

                                                                                                                       SCHEDULE III
                                             ORION CAPITAL CORPORATION AND SUBSIDIARIES
                                                 SUPPLEMENTARY INSURANCE INFORMATION
                                                           (000s omitted)
- -----------------------------------------------------------------------------------------------------------------------------------
   Column A       Column B   Column C   Column D  Column E Column F  Column G   Column H    Column I    Column J  Column J Column K
   --------       --------   --------   --------  -------- --------  --------   --------    --------    --------  -------- --------
                              Reserve
                             For Unpaid          Dividends                                 Amortization
                  Deferred     Losses             Payable                      Losses and  of Deferred            Policy-
                   Policy     and Loss              to                  Net       Loss       Policy      Other    holders'
                 Acquisition Adjustment Unearned  Policy-  Premiums Investment Adjustment  Acquisition Insurance Dividends Premiums
   Segment          Costs     Expenses  Premiums  Holders   Earned    Income    Expenses      Costs     Expenses  Expenses Written
                                (a)       (a)                           (b)
___________________________________________________________________________________________________________________________________
1994:
Regional Operations $21,313  $  463,360  $ 62,431  $11,179  $278,040  $ 29,287   $186,437   $ 55,986    $ 9,871   $12,404  $279,738
Reinsurance/
  Special Programs.  48,824     717,969   194,424    1,472   413,183    53,209    311,686    109,122     11,590     2,432   432,317
Other .............       -           -         -        -         -     2,419          -          -          -         -         -
                    -------  ----------  --------  -------  --------  --------   --------   --------    -------   -------  --------
                    $70,137  $1,181,329  $256,855  $12,651  $691,223  $ 84,915   $498,123   $165,108    $21,461   $14,836  $712,055
                    =======  ==========  ========  =======  ========  ========   ========   ========    =======   =======  ========

1993:
Regional Operations $19,326  $  474,903  $ 67,310  $10,581  $266,373  $ 33,760   $191,826   $ 59,596    $ 8,144   $ 9,232  $265,082
Reinsurance/
  Special Programs.  38,196     665,500   192,049    1,942   351,031    55,500    267,306     88,844      9,237     3,281   370,504
Other .............       -           -         -        -         -     2,543          -          -          -         -         -
                    -------  ----------  --------  -------  --------  --------   --------   --------    -------   -------  --------
                    $57,522  $1,140,403  $259,359  $12,523  $617,404  $ 91,803   $459,132   $148,440    $17,381   $12,513  $635,586
                    =======  ==========  ========  =======  ========  ========   ========   ========    =======   =======  ========

1992:
Regional Operations $21,481  $  510,836  $ 67,791  $ 9,919  $268,145  $ 33,182   $214,692   $ 62,704    $10,595   $ 9,366  $269,550
Reinsurance/
  Special Programs.  34,653     570,560   164,525    3,241   292,060    48,416    209,340     72,966      6,563     4,192   297,880
Other .............       -           -         -        -         -       885          -          -          -         -         -
                    -------  ----------  --------  -------  --------  --------   --------   --------    -------   -------  --------
                    $56,134  $1,081,396  $232,316  $13,160  $560,205  $ 82,483   $424,032   $135,670    $17,158   $13,558  $567,430
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

                                                                    SCHEDULE V

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (000s omitted)


===============================================================================
    Column A          Column B           Column C          Column D   Column E
    --------          --------           --------          --------   --------
                                         Additions
                                  ----------------------
                                      (1)        (2)
                     Balance at   Charged to  Charged to             Balance at
                    Beginning of   Costs and    Other     Deductions   End of
  Description          Period      Expenses    Accounts      (a)       Period
_______________________________________________________________________________
1994:
Allowance for
  doubtful accounts-
  Accounts and notes
    receivable         $1,859       $1,030      $           $  935     $1,954
                       ======       ======      ======      ======     ======

1993:
Allowance for
  doubtful accounts-
  Accounts and notes
    receivable         $1,959       $2,337      $    -      $2,437     $1,859
                       ======       ======      ======      ======     ======

1992:
Allowance for
  doubtful accounts-
  Accounts and notes
    receivable         $2,636       $2,327      $    -      $3,004     $1,959
                       ======       ======      ======      ======     ======




     (a)  Accounts written off


                                                                                                                        SCHEDULE VI
                                               ORION CAPITAL CORPORATION AND SUBSIDIARIES
                                  SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS
                                                             (000s omitted)

===================================================================================================================================
    Column A       Column B   Column C   Column D  Column E Column F  Column G      Column H          Column I   Column J  Column K
    --------       --------   --------   --------  -------- --------  --------      --------          --------   --------  --------
                               Reserve
                                 for                                             Losses and Loss
                                Unpaid                                         Adjustment Expenses  Amortization   Paid
                   Deferred     Losses   Discount                              Incurred Related to  of Deferred   Losses
                    Policy     and Loss  Deducted                       Net        (1)       (2)      Policy     and Loss
Affiliation with  Acquisition Adjustment in Column Unearned Premiums Investment  Current    Prior  Acquisition  Adjustment Premiums
   Registrant        Costs     Expenses     (C)    Premiums  Earned    Income      Year     Year      Costs      Expenses  Written
                                 (a)        (b)       (a)
___________________________________________________________________________________________________________________________________
1994:
 Consolidated
  property and
  casualty entities $ 70,137  $1,181,329  $  4,100  $256,855 $691,223  $ 82,496  $480,826  $ 17,297  $165,108   $437,386  $712,055
                    ========  ==========  ========  ======== ========  ========  ========  ========  ========   ========  ========

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
                    ========  ==========  ========  ======== ========  ========  ========  ========  ========   ========  ========

(a)  Balances for 1992 have been restated to reflect the adoption of SFAS No. 113, which requires reinsurance recoverables to be recorded as assets rather than offsetting liabilities.
(b)  Discount deducted in Column C is computed using a statutory interest rate of 3.5% for certain workers compensation losses.

                                                                     S-9
/TABLE

                                  EXHIBIT INDEX

Exhibit 10(iii)*     Orion's 1994 Stock Option Plan for Non-
                     Employee Directors.

Exhibit 10(vii)* Employment Agreement between Raymond W. Jacobsen and Orion, dated as of July 19, 1994.

Exhibit 10(xvi) Retirement Plan for Directors of Orion, as amended (September, 1994).

Exhibit 10(xix) Amendments to the Shareholder Agreement by and among the Company, Guaranty National Corporation and certain wholly-owned sub-sidiaries of the Company made as of February 2, 1994 and March 2, 1995.

Exhibit 10(xxi) Amendment No. 1 and Amendment No. 2 to the Loan Agreement, by and among Orion, the banks signatory thereto and National Westminster Bank USA, as Agent, dated February 22, 1994 and November 9, 1994, respectively.

Exhibit 10(xxiii)    Amendment, dated February 14, 1995, to the
                     Letter Agreement by and between Orion Capital Corporation and Intercargo Corporation.

Exhibit 11           Statement re:  computation of earnings
                     per common share.

Exhibit 21           Subsidiaries of Orion.

Exhibit 23           Consents of Deloitte & Touche.

Exhibit 27           Financial Data Schedule.

Exhibit 28           Information from reports furnished to state    P
                     insurance regulatory authorities.