Form 10-Q
period 1995-03-31
ORION CAPITAL CORP
filed 1995-05-05
CIK 74931

                            FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995

        (  )   TRANSITION REPORT, PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 1-7801

                      ORION CAPITAL CORPORATION
                      --------------------------
         (Exact name of registrant as specified in its charter)

                       Delaware                                   95-6069054
- ---------------------------                   ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification Number)

600 Fifth Avenue
New York, New York                                  10020 - 2302
- ----------------------------------------      -----------------------
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

14,068,965 shares of Common Stock, $1.00 par value, of the registrant were outstanding on May 4, 1995.

                 Exhibit Index Appears at Page 21

                        ORION CAPITAL CORPORATION

                             FORM 10-Q INDEX

                  For the Quarter Ended March 31, 1995




                                                                    Page
                                                                   Number
                                                                   ------

PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:
    Consolidated Balance Sheet at March 31, 1995 (Unaudited)
      and December 31, 1994 ..................................     3 - 4

    Consolidated Statement of Earnings for the three-months
      ended March 31, 1995 and 1994 (Unaudited) ..............         5

    Consolidated Statement of Stockholders' Equity for the
      three-months ended March 31, 1995 and 1994 (Unaudited),
      and for the year ended December 31, 1994 ...............         6

    Consolidated Statement of Cash Flows for the three-months
      ended March 31, 1995 and 1994 (Unaudited) ..............     7 - 8

    Notes to Consolidated Financial Statements (Unaudited) ...     9 - 11

    Independent Accountants' Review Report ...................         12

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............    13 - 18

PART II.  OTHER INFORMATION ..................................         19

                        PART 1. FINANCIAL INFORMATION
                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                               (000s omitted)

                                              March 31, 1995     December 31,
                                                (Unaudited)          1994
                                              --------------     ------------
Investments:
  Fixed maturities at amortized cost
    (market $355,944 - 1995 and $358,915 -
    1994) ..................................    $  356,113        $  367,417
  Fixed maturities at market (amortized
    cost $572,521 - 1995 and $565,880 - 1994)      559,644           530,424
  Common stocks at market (cost $113,459 -
    1995 and $116,078 - 1994) ..............       143,990           141,919
  Non-redeemable preferred stocks at
    market (cost $147,330 - 1995 and
    $134,851 - 1994) .......................       137,604           122,515
  Other long-term investments ..............        52,979            52,564
  Short-term investments ...................       122,039           104,201
                                                ----------        ----------
     Total investments .....................     1,372,369         1,319,040
Cash .......................................         2,300             6,201
Accrued investment income ..................        15,766            17,364
Investments in and advances to affiliates ..       114,027           108,510
Accounts and notes receivable ..............       134,792           125,132
Reinsurance recoverables and prepaid
  reinsurance ..............................       325,016           336,032
Deferred policy acquisition costs ..........        71,383            70,137
Property and equipment .....................        25,872            25,157
Excess of cost over fair value of net
  assets acquired ..........................        29,122            29,415
Deferred federal income taxes ..............        28,686            42,008
Other assets ...............................        43,588            33,765
                                                ----------        ----------
     Total assets ..........................    $2,162,921        $2,112,761
                                                ==========        ==========







          See Notes to Consolidated Financial Statements (Unaudited)

                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                   (000s omitted - except for share data)

                                                  March 31, 1995  December 31,
                                                    (Unaudited)       1994
                                                  --------------  ------------
Liabilities:
  Policy liabilities -
    Losses ......................................   $  955,738     $  952,531
    Loss adjustment expenses ....................      236,772        228,798
    Unearned premiums ...........................      257,842        256,855
    Policyholders' dividends ....................       13,019         12,651
                                                    ----------     ----------
      Total policy liabilities ..................    1,463,371      1,450,835
  Federal income taxes payable ..................       16,993         14,829
  Notes payable .................................      149,885        152,382
  Other liabilities .............................      130,160        129,627
                                                    ----------     ----------
      Total liabilities .........................    1,760,409      1,747,673
                                                    ----------     ----------

Contingencies (Note E)

Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares -
    issued and outstanding - none
  Common stock, $1 par value; authorized
    30,000,000 shares; issued 15,337,650 shares..       15,338         15,338
  Capital surplus ...............................      147,772        147,598
  Net unrealized investment gains (losses), net
    of federal income tax benefits of $2,486 -
    1995 and $14,146 - 1994 .....................       10,156        (11,498)
  Net unrealized foreign exchange translation
    losses, net of federal income tax benefits of
    $379 - 1995 and $553 - 1994 .................       (3,639)        (3,959)
  Retained earnings .............................      257,156        242,908
  Treasury stock, at cost (1,265,649 shares -
    1995 and 1,296,834 shares - 1994) ...........      (21,533)       (22,451)
  Deferred compensation on restricted stock .....       (2,738)        (2,848)
                                                    ----------     ----------
      Total stockholders' equity ................      402,512        365,088
                                                    ----------     ----------
      Total liabilities and stockholders' equity.   $2,162,921     $2,112,761
                                                    ==========     ==========


          See Notes to Consolidated Financial Statements (Unaudited)

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)
                (000s omitted-except for per common share data)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1995            1994
                                                     ----            ----
Revenues:
  Premiums earned .............................    $175,058        $167,095
  Net investment income .......................      23,853          20,768
  Realized investment gains ...................       2,560             533
  Other income ................................         326             302
                                                   --------        --------
                                                    201,797         188,698
                                                   --------        --------
Expenses:
  Losses incurred .............................      94,745          96,998
  Loss adjustment expenses ....................      27,852          24,771
  Amortization of deferred policy acquisition
    costs .....................................      45,216          40,043
  Other insurance expenses ....................       6,064           4,345
  Dividends to policyholders ..................       3,316           3,636
  Interest expense ............................       3,562           3,324
  Other expenses ..............................       1,921           1,400
                                                   --------        --------
                                                    182,676         174,517
                                                   --------        --------
Earnings before equity in earnings of
 affiliates and federal income taxes ..........      19,121          14,181
Equity in earnings of affiliates ..............       3,095           3,032
                                                   --------        --------
Earnings before federal income taxes ..........      22,216          17,213
Federal income taxes ..........................       5,154           3,973
                                                   --------        --------
  Net earnings ................................    $ 17,062        $ 13,240
                                                   ========        ========

  Net earnings per common share ...............    $   1.20        $    .91
                                                   ========        ========











          See Notes to Consolidated Financial Statements (Unaudited)

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (000s omitted)

                                             Three Months Ended
                                                  March 31,        Year Ended
                                                 (Unaudited)      December 31,
                                             -------------------  ------------
                                               1995       1994        1994
                                               ----       ----        ----
Common stock:
  Balance ................................   $ 15,338   $ 15,338    $ 15,338
                                             ========   ========    ========
Capital surplus:
  Balance, beginning of period ...........   $147,598   $148,167    $148,167
  Issuance of common stock ...............        152          -           -
  Exercise of stock options and issuance
    (cancellation) of restricted stock ...         22       (106)       (569)
                                             --------   --------    --------
  Balance, end of period .................   $147,772   $148,061    $147,598
                                             ========   ========    ========
Net unrealized investment gains (losses):
  Balance, beginning of period ...........   $(11,498)  $ 49,566    $ 49,566
  Change in unrealized investment gains
    (losses), net of taxes ...............     21,654    (28,830)    (61,064)
                                             --------   --------    --------
  Balance, end of period .................   $ 10,156   $ 20,736    $(11,498)
                                             ========   ========    ========
Net unrealized foreign exchange
  translation losses:
  Balance, beginning of period ...........   $ (3,959)  $ (3,665)   $ (3,665)
  Change in unrealized foreign exchange
    translation losses, net of taxes .....        320       (445)       (294)
                                             --------   --------    --------
  Balance, end of period .................   $ (3,639)  $ (4,110)   $ (3,959)
                                             ========   ========    ========
Retained earnings:
  Balance, beginning of period ...........   $242,908   $198,491    $198,491
  Net earnings ...........................     17,062     13,240      55,245
  Dividends declared .....................     (2,814)    (2,584)    (10,828)
                                             --------   --------    --------
  Balance, end of period .................   $257,156   $209,147    $242,908
                                             ========   ========    ========
Treasury stock:
  Balance, beginning of period ...........   $(22,451)  $(12,182)   $(12,182)
  Issuance of common stock ...............        728          -           -
  Exercise of stock options and issuance
    of restricted stock ..................        190        232       3,476
  Acquisition of treasury stock ..........          -       (984)    (13,745)
                                             --------   --------    --------
  Balance, end of period .................   $(21,533)  $(12,934)   $(22,451)
                                             ========   ========    ========
Deferred compensation on restricted stock:
  Balance, beginning of period ...........   $ (2,848)  $ (1,520)   $ (1,520)
  Issuance of restricted stock ...........       (168)        (6)     (2,247)
  Amortization of deferred compensation on
    restricted stock .....................        278        172         919
                                             --------   --------    --------
  Balance, end of period .................   $ (2,738)  $ (1,354)   $ (2,848)
                                             ========   ========    ========

          See Notes to Consolidated Financial Statements (Unaudited)

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (000s omitted)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1995           1994
                                                       ----           ----
Cash flows from operating activities:
  Premiums collected ...........................     $ 170,978     $ 178,488
  Net investment income collected ..............        24,526        22,580
  Losses and loss adjustment expenses paid .....      (105,957)     (103,262)
  Policy acquisition costs paid ................       (51,027)      (48,989)
  Dividends paid to policyholders ..............        (2,948)       (4,251)
  Interest paid ................................        (5,977)       (5,753)
  Federal income tax payments ..................        (1,502)       (4,001)
  Other receipts (payments) ....................        (1,978)        5,092
                                                     ---------     ---------
    Net cash provided by operating activities ..        26,115        39,904
                                                     ---------     ---------
Cash flows from investing activities:
  Maturities of fixed maturity investments .....        17,349        49,766
  Sales of fixed maturity investments ..........        22,172        43,039
  Sales of equity securities ...................         8,560        24,922
  Investments in fixed maturities ..............       (36,825)     (100,827)
  Investments in equity securities .............       (17,494)      (49,025)
  Net sales (purchases) of short-term
    investments ................................       (17,814)        7,098
  Other payments ...............................          (639)       (1,049)
                                                     ---------     ---------
    Net cash used in investing activities ......       (24,691)      (26,076)
                                                     ---------     ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options ......             -           120
  Repayment of notes payable ...................        (2,500)       (2,000)
  Dividends paid to stockholders ...............        (2,809)       (2,591)
  Purchases of common stock ....................             -        (1,244)
  Other payments ...............................           (16)          (14)
                                                     ---------     ---------
    Net cash used in financing activities ......        (5,325)       (5,729)
                                                     ---------     ---------

    Net increase (decrease) in cash ............        (3,901)        8,099
  Cash balance, beginning of period ............         6,201         6,433
                                                     ---------     ---------
  Cash balance, end of period ..................     $   2,300     $  14,532
                                                     =========     =========




          See Notes to Consolidated Financial Statements (Unaudited)

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                 (UNAUDITED)
                               (000s omitted)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1995            1994
                                                      ----            ----
Reconciliation of net earnings to net
  cash provided by operating activities:
Net earnings ..................................     $ 17,062        $ 13,240
                                                    --------        --------
Adjustments:
  Depreciation and amortization ...............        1,266           1,007
  Amortization of excess of cost over fair
    value of net assets acquired ..............          293             293
  Deferred federal income taxes ...............        1,488           1,551
  Amortization of fixed maturity investments ..          503             402
  Non-cash investment income ..................       (2,417)         (1,423)
  Equity in earnings of affiliates ............       (3,095)         (3,032)
  Dividends received from affiliates ..........          887             905
  Realized investment gains ...................       (2,560)           (533)
  Other .......................................          (10)            106

Change in assets and liabilities:
  Decrease in accrued investment income .......        1,598           2,072
  Increase in accounts and notes receivable ...       (9,660)        (13,484)
  Decrease in reinsurance recoverables and
    prepaid reinsurance .......................       11,016          29,456
  Increase in deferred policy acquisition costs       (1,246)         (7,998)
  Decrease (increase) in other assets .........       (9,185)            362
  Increase in losses ..........................        3,207           9,309
  Increase in loss adjustment expenses ........        7,974           2,829
  Increase in unearned premiums ...............          987           3,079
  Increase (decrease) in policyholders'
    dividends .................................          368            (615)
  Increase in other liabilities ...............        7,639           2,378
                                                    --------        --------
    Total adjustments and changes .............        9,053          26,664
                                                    --------        --------
Net cash provided by operating activities .....     $ 26,115        $ 39,904
                                                    ========        ========






           See Notes to Consolidated Financial Statements (Unaudited)

                                     Page 8

                ORION CAPITAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                Three Months Ended March 31, 1995 and 1994

Note A - Basis of Financial Statement Presentation

     The consolidated financial statements and notes thereto are prepared in accordance with generally accepted accounting principles for property and casualty insurance companies. The consolidated financial statements include Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company"). The Company's investments in unconsolidated affiliates are accounted for using the equity method. All material intercompany balances and transactions have been eliminated.

     In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's results of operations, financial position and cash flows for all periods presented. Although these consolidated financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 annual report on Form 10-K.

Note B - Investment in Affiliates

     The Company owns slightly less than fifty percent of the common stock of Guaranty National Corporation ("Guaranty National"), and approximately twenty percent of Intercargo Corporation ("Intercargo"), both publicly-held companies. The Company records its share of Intercargo's operating results in the subsequent quarter, after Intercargo has reported its financial results. Summarized financial information of the Company's affiliates for the three months ended March 31, 1995 and 1994 is as follows:

                                                     Three Months Ended
                                                           March 31,
                                                     ------------------
                                                       1995      1994
                                                       ----      ----
                                                       (000s omitted)
Revenues:
  Premiums earned .................................  $ 99,459  $ 75,331
  Realized investment gains .......................       569     1,145
  Investment and other income .....................     8,041     5,865
                                                     --------  --------
                                                      108,069    82,341
                                                     --------  --------
Expenses:
  Insurance expenses ..............................    96,938    73,618
  Interest and other ..............................     1,360       858
                                                     --------  --------
                                                       98,298    74,476
                                                     --------  --------
Earnings before federal income taxes ..............     9,771     7,865
Federal income taxes ..............................     2,349     1,795
                                                     --------  --------
Net earnings ......................................  $  7,422  $  6,070
                                                     ========  ========
The Company's proportionate share .................  $  3,095  $  3,032
                                                     ========  ========

     The Company's investments in and advances to affiliates were as follows:

                                               March 31,    December 31,
                                                 1995           1994
                                               ---------    ------------
                                                    (000s omitted)
Book value ................................    $114,027       $108,510
Market value ..............................     123,736        138,786

Guaranty National shares held .............       6,004          6,004
  - Book value of shares held .............    $ 78,252       $ 72,564
  - Market value of shares held ...........      93,059        110,320

Intercargo shares held ....................       1,526          1,526
  - Book value of shares held .............    $ 18,579       $ 18,750
  - Market value of shares held ...........      14,120         12,593

Note C - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information:

                                            Three Months Ended March 31,
                                            ----------------------------
                                                  1995         1994
                                                  ----         ----
                                                    (000s omitted)
Direct premiums written ..................      $175,155     $165,819
Reinsurance assumed ......................        30,569       29,980
                                                --------     --------
Gross premiums written ...................       205,724      195,799
Reinsurance ceded ........................       (29,632)      (7,652)
                                                --------     --------
Net premiums written .....................      $176,092     $188,147
                                                ========     ========
Direct premiums earned ...................      $173,320     $160,170
Reinsurance assumed ......................        31,416       32,549
                                                --------     --------
Gross premiums earned ....................       204,736      192,719
Reinsurance ceded ........................       (29,678)     (25,624)
                                                --------     --------
Net premiums earned ......................      $175,058     $167,095
                                                ========     ========
Loss and loss adjustment expenses incurred
  recoverable from reinsurers ............      $ 11,013     $ 12,798
                                                ========     ========

Note D - Earnings Per Common Share

     Primary earnings per common share are computed using the weighted average common and dilutive common equivalent shares outstanding for the three months ended March 31, 1995 and 1994. The weighted average common and equivalent shares amounted to 14,183,000 and 14,487,000 shares for the quarters ended March 31, 1995 and 1994, respectively. Fully-diluted earnings per share is not presented as dilution is less than three percent for both periods.
                                  Page 10

Note E - Contingencies

     Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses. Management believes that there are no significant legal proceedings pending against the Company or its subsidiaries which, net of reserves established therefor, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole. (See also Notes H and I to the 1994 consolidated financial statements).

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Orion Capital Corporation
New York, New York

     We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of March 31, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Orion Capital Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended; and in our report dated February 24, 1995, we expressed an unqualified opinion on those consolidated financial statements. The consolidated statements of earnings and cash flows for the year ended December 31, 1994 are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 and related consolidated statement of stockholders' equity for the year then ended is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.


DELOITTE & TOUCHE LLP


Hartford, Connecticut
April 26, 1995

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                  Three Months Ended March 31, 1995 and 1994

RESULTS OF OPERATIONS

     Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business which is reported as three segments - Regional Operations, Reinsurance/Special Programs and Guaranty National Companies. Regional Operations provides workers compensation insurance products through EBI Companies and Nations' Care. Reinsurance/Special Programs includes (i) DPIC Companies ("DPIC"), which markets professional liability insurance, (ii) Connecticut Specialty Insurance Group ("Connecticut Specialty"), which writes specialty insurance programs, (iii) SecurityRe Companies ("SecurityRe"), a reinsurer and (iv) a 20.0% interest in Intercargo Corporation ("Intercargo") which underwrites insurance coverages for international trade. The third segment consists of the Company's interest in Guaranty National Corporation, which specializes in nonstandard commercial and personal automobile insurance. The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment.

     Earnings (loss) by segment before federal income taxes are summarized as follows for the quarterly periods ended March 31, 1995 and 1994:

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1995      1994
                                                       ----      ----
                                                       (000s omitted)
Regional Operations ...............................  $14,483   $ 8,260
Reinsurance/Special Programs ......................    9,219     9,175
Guaranty National Corporation .....................    2,876     3,032
                                                     -------   -------
                                                      26,578    20,467
Other .............................................   (4,362)   (3,254)
                                                     -------   -------
  Total ...........................................  $22,216   $17,213
                                                     =======   =======

     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company.
                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1995       1994
                                                       ----       ----
Loss and loss adjustment expenses .................    70.0%      72.9%
Policy acquisition costs and other insurance
  expenses ........................................    29.3       26.5
                                                      -----      -----
    Total before policyholders' dividends .........    99.3       99.4
Policyholders' dividends ..........................     1.9        2.2
                                                      -----      -----
    Total after policyholders' dividends ..........   101.2%     101.6%
                                                      =====      =====

REVENUES

Premiums written and premiums earned
- ------------------------------------

     Net premiums written decreased 6.4% ($12,055,000) to $176,092,000 in the first quarter of 1995 from $188,147,000 in the first quarter of 1994. The decline is attributable to a one-time premium refund amounting to $13,704,000 included in 1994's first quarter relating to the cancellation of a reinsurance contract covering a portion of DPIC's business. The results by segment are as follows:

  - Regional Operations' premiums written increased 4.0% ($3,014,000) from $75,780,000 in the first quarter of 1994 to $78,794,000 in the first quarter of 1995. Premiums written increased in new territories where the Company believes it will benefit from its service oriented approach. The increase was partially offset by the impact of legislative reforms in certain states which have led to lower premium rates and a reduction in losses and commission expenses, resulting in higher profit margins. The increase in this segment was also offset by the transition at Nations' Care toward high-deductible and fee-based workers compensation products.

  - Reinsurance/Special Programs' premiums written during the first quarter of 1995 decreased 13.4% ($15,069,000) from $112,367,000 in the first quarter of 1994 to $97,298,000 in the 1995 first quarter. Premiums written by DPIC for professional liability insurance, the largest special program, decreased 24.0% ($12,048,000) to $38,087,000 in 1995's first quarter from $50,135,000 for the first quarter of 1994. Premiums written in 1994 included the premium refund of $13,704,000 discussed above, associated with the discontinuation of a reinsurance contract in order to retain more of DPIC's profitable business. Premium volume for Connecticut Specialty decreased 14.9% ($7,069,000) to $40,389,000 in the first quarter of 1995 from $47,458,000 in the 1994 period. The decrease is largely attributable to the cancellation in 1994 of a personal injury protection program in Florida and a physical damage program in Texas, where the Company had unfavorable loss experience, offset in part by increased premiums written in the truck liability program and the introduction of an additional marine program. The percentage of treaty and facultative reinsurance premiums assumed to total net premiums written for Reinsurance/Special Programs increased to 19.3% in the first quarter of 1995 from 13.1% in the first quarter of 1994.
                                    Page 14

     Premiums earned increased 4.8% ($7,963,000) to $175,058,000 in the first quarter of 1995 compared to $167,095,000 in the first quarter of 1994. The reinsurance contract cancelled by DPIC did not have a significant impact on earned premiums for this comparison.

Net investment income
- ---------------------

      Pre-tax net investment income increased $3,085,000 to $23,853,000 for the first quarter of 1995 from $20,768,000 for the first quarter of 1994. The pre-tax yields on the average investment portfolio were 7.1% for the first quarter of 1995 and 6.6% for the first quarter of 1994 and the after-tax yields were 5.5% and 5.1%, respectively. The increase in net investment income reflects earnings from limited partnership investments of $2,175,000 for the first quarter of 1995 as compared to $1,158,000 for the 1994 period, as well as a higher investment base and a rise in market interest rates.

      Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. The carrying value of fixed maturity and short term investments amounted to $1,037,796,000 and $1,002,042,000 at March 31, 1995 and December 31, 1994, respectively, or approximately 75.5% and 75.6% of the Company's cash and investments.

     The Company's investment philosophy is to achieve a superior rate of return after taxes and maintain a high degree of safety and liquidity. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At March 31, 1995 and December 31, 1994, the Company's investments in non-investment grade and unrated fixed maturity securities were carried at $129,211,000 and $119,853,000 with market values of $128,762,000 and $119,277,000, respectively. These investments represented a total of 9.4% and 9.0% of cash and investments and 6.0% and 5.7% of total assets at March 31, 1995 and December 31, 1994, respectively.

Realized investment gains
- -------------------------

     Net realized investment gains increased $2,027,000 to $2,560,000 in the first quarter of 1995 from $533,000 in the first quarter of 1994. Realized investment gains in the first quarters of 1995 and 1994 are net of $500,000 and $794,000, respectively, of provisions for losses on securities deemed to be other than temporarily impaired. Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors.

EXPENSES AND OTHER

Operating ratios
- ----------------

     The ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") was 70.0% in the 1995 first quarter compared to 72.9% in the same period of 1994. The decrease in the loss ratio from the first quarter of 1994 to the first quarter of the current year was attributable to lower loss ratios in the Regional Operations segment. Adverse development of prior years' losses amounted to $4,344,000 in the first quarter of 1995, compared with $5,084,000 in the 1994 period. Management believes that the Company's reserves for loss and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred.

     The loss ratio for the Regional Operations segment was 63.0% in the 1995 first quarter and 69.6% in the 1994 first quarter, reflecting continued success of the Company's service oriented approach for workers compensation insurance, and an increase in high-deductible policies written by Nations' Care. The first quarter 1995 and 1994 loss ratios for Reinsurance/Special Programs amounted to 75.2% for both years.

     The ratio of deferred policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") was 29.3% in the first three months of 1995 as compared to 26.5% in 1994. The increase in the expense ratio in 1995 is attributable to a number of factors including opening offices in new territories, a change in the mix of business toward policies with lower premiums and losses relative to policyholder servicing expenses and general inflationary increases in fixed operating expenses. The ratio of policyholders' dividends to premiums earned (the "dividend ratio") was 1.9% in 1995 and 2.2% in 1994. The combined ratio was 101.2% in the first quarter of 1995 and 101.6% for the same period of 1994.

Interest expense
- ----------------

     Interest expense increased to $3,562,000 in the first quarter of 1995 versus $3,324,000 in 1994. The increase of 7.2% reflects higher interest rates in 1995 as compared to 1994, offset in part by lower average debt outstanding.

Equity in earnings of affiliates
- --------------------------------

     Equity in earnings of affiliates includes the Company's portion of earnings from Guaranty National and Intercargo. Earnings of $219,000 were recorded from the Intercargo investment in the first quarter of 1995. The Company's portion of Guaranty National's net earnings was $2,876,000 for the first quarter of 1995 and $3,032,000 for the first quarter of 1994, based on Guaranty National's earnings of $5,768,000 and $6,070,000 for the respective periods. Guaranty National's gross premiums written increased to $94,578,000 for the first three months of 1995 from $88,470,000 for the 1994 period. Guaranty National's overall combined ratio was 97.7% in both the first quarters of 1995 and 1994.

Federal income taxes
- --------------------

     Federal income taxes on pre-tax operating results and the related effective tax rates amounted to $5,154,000 (23.2%) and $3,973,000 (23.1%)
in the first quarters of 1995 and 1994, respectively. The Company's effective tax rate is less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities decreased by $13,789,000 from $39,904,000 in 1994 to $26,115,000 in 1995. Cash flow for 1995 included a disbursement of $7,800,000 under a retrospectively rated program written by DPIC. In 1994 operating cash flow included a $10,223,000 receipt from DPIC's discontinuation of a reinsurance contract. Excluding these one-time items, first quarter cash flow increased approximately $4,200,000 from 1994 to 1995.

     Cash used in investment activities decreased to $24,691,000 in 1995 from $26,076,000 in 1994. Cash is used in investment activities primarily for purchases of investments, which are funded by maturities and sales of investments, as well as by the net cash from positive operating cash flows after payments made to fund financing activities.

     Cash used in financing activities was $5,325,000 and $5,729,000 for the first quarters of 1995 and 1994, respectively, reflecting dividend payments and scheduled debt repayments in both years, and in 1994, payments related to the Company's stock repurchase program. The Company increased its quarterly dividend rate by 11.1% in the third quarter of 1994.

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

     Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $113,816,000 and $96,572,000 at March 31, 1995 and
December 31, 1994, respectively. Orion's insurance subsidiaries had consolidated policyholders' surplus of $463,217,000 at March 31, 1995 and $458,676,000 at December 31, 1994, and statutory operating leverage ratios of trailing twelve months net premiums written to policyholders' surplus of 1.5:1 at March 31, 1995 and 1.6:1 at December 31, 1994.

     At March 31, 1995 the Company had $40,000,000 outstanding under a bank loan arrangement (the "Loan Agreement"), including a $35,000,000 term loan and $5,000,000 under a $30,000,000 line of credit. These borrowings are unsecured and bear interest at or below prime. At March 31, 1995, the Company had available $25,000,000 in unused commitments under the line of credit.

     The terms of the Loan Agreement and Orion's Indenture for its 9 1/8% Senior Notes limit the amount of additional borrowings, prepayments on existing indebtedness, liens and guaranties by the Company. Management does not believe that any of these limitations unduly restricts the Company's operations or limits Orion's ability to pay dividends on its stock. At March 31, 1995, the Company was in compliance with the terms of its debt agreements. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

     In August 1994, a shelf registration statement relating to the offering of up to $100 million of the Company's debt and/or equity securities was declared effective by the Securities and Exchange Commission ("SEC"). The shelf registration provides for securities to be issued from time to time, with specified terms of an issue of securities set forth in a prospectus supplement at the time of issuance. The proceeds from the sale of securities may be used for general corporate purposes, including working capital, investment in subsidiaries, the repayment of existing bank debt, the repurchase of shares of common stock, or for such other purpose as may be specified in a prospectus supplement.

Item 5.
- --------

None.

Item 6.  Exhibits and Reports on Form 8-K
- ------------------------------------------

(a)  Exhibits


Exhibit 11:     Computation of Earnings Per Common Share.

Exhibit 15:     Deloitte & Touche Letter re unaudited
                interim financial information.

Exhibit 27:     Financial Data Schedule.

(b)   Reports on Form 8-K.

      None.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ORION CAPITAL CORPORATION



Date:  May 5, 1995         By: /s/ Alan R.  Gruber
                              ---------------------------------
                                 Chairman of the Board

                                 and Chief Executive Officer




Date:  May 5, 1995         By: /s/ Daniel L. Barry
                              -----------------------------------
                                 Vice President, Controller

                                 and Principal Accounting Officer

                       EXHIBIT INDEX


                                                     Page No.

Exhibit 11:      Computation of Earnings                22
                 Per Common Share

Exhibit 15:      Deloitte & Touche Letter               23
                 re unaudited interim financial
                 information

Exhibit 27:      Financial Data Schedule                24