Form 10-Q
period 1995-06-30
ORION CAPITAL CORP
filed 1995-08-07
CIK 74931

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995

        (  )   TRANSITION REPORT, PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 1-7801

                      ORION CAPITAL CORPORATION
                      --------------------------
         (Exact name of registrant as specified in its charter)

                       Delaware                                   95-6069054
---------------------------                   ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification Number)

600 Fifth Avenue
New York, New York                                  10020 - 2302
----------------------------------------      -----------------------
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

14,077,965 shares of Common Stock, $1.00 par value, of the registrant were outstanding on August 3, 1995.


                            Page 1 of 28
                 Exhibit Index Appears at Page 24

                          ORION CAPITAL CORPORATION

                               FORM 10-Q INDEX

                     For the Quarter Ended June 30, 1995



                                                                     Page
                                                                    Number
                                                                    ------


PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet at June 30, 1995
      (Unaudited) and December 31, 1994.......................      3 - 4

    Consolidated Statement of Earnings for the three and six-
      month periods ended June 30, 1995 and 1994 (Unaudited)..          5

    Consolidated Statement of Stockholders' Equity for the
      six-month periods ended June 30, 1995 and 1994
      (Unaudited), and for the year ended December 31, 1994...          6

    Consolidated Statement of Cash Flows for the six-month
      periods ended June 30, 1995 and 1994 (Unaudited) .......      7 - 8

    Notes to Consolidated Financial Statements (Unaudited) ...      9 - 12

    Independent Accountants' Review Report ...................          13

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...............     14 - 20

PART II.  OTHER INFORMATION ..................................          21

                        PART 1. FINANCIAL INFORMATION
                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                               (000s omitted)

                                               June 30, 1995     December 31,
                                                (Unaudited)          1994
                                               -------------     ------------
Investments:
  Fixed maturities at amortized cost
    (market $373,101 - 1995 and $358,915 -
    1994) ..................................    $  365,270        $  367,417
  Fixed maturities at market (amortized
    cost $598,130 - 1995 and $565,880 - 1994)      605,513           530,424
  Common stocks at market (cost $116,578 -
    1995 and $116,078 - 1994) ..............       155,522           141,919
  Non-redeemable preferred stocks at
    market (cost $138,616 - 1995 and
    $134,851 - 1994) .......................       134,608           122,515
  Other long-term investments ..............        55,022            52,564
  Short-term investments ...................       129,490           104,201
                                                ----------        ----------
     Total investments .....................     1,445,425         1,319,040
Cash .......................................         5,464             6,201
Accrued investment income ..................        17,768            17,364
Investments in and advances to affiliates ..       119,339           108,510
Accounts and notes receivable ..............       140,607           125,132
Reinsurance recoverables and prepaid
  reinsurance ..............................       318,182           336,032
Deferred policy acquisition costs ..........        73,463            70,137
Property and equipment .....................        30,154            25,157
Excess of cost over fair value of net
  assets acquired ..........................        50,620            29,415
Deferred federal income taxes ..............        16,017            42,008
Other assets ...............................        36,474            33,765
                                                ----------        ----------
     Total assets ..........................    $2,253,513        $2,112,761
                                                ==========        ==========







          See Notes to Consolidated Financial Statements (Unaudited)

                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                   (000s omitted - except for share data)

                                                   June 30, 1995  December 31,
                                                    (Unaudited)       1994
                                                   -------------  ------------
Liabilities:
  Policy liabilities -
    Losses ......................................   $  974,984     $  952,531
    Loss adjustment expenses ....................      243,455        228,798
    Unearned premiums ...........................      260,354        256,855
    Policyholders' dividends ....................       14,835         12,651
                                                    ----------     ----------
      Total policy liabilities ..................    1,493,628      1,450,835
  Federal income taxes payable ..................       14,140         14,829
  Notes payable .................................      159,388        152,382
  Other liabilities .............................      145,929        129,627
                                                    ----------     ----------
      Total liabilities .........................    1,813,085      1,747,673
                                                    ----------     ----------

Contingencies (Note F)

Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares -
    issued and outstanding - none
  Common stock, $1 par value; authorized
    30,000,000 shares; issued 15,337,650 shares..       15,338         15,338
  Capital surplus ...............................      147,762        147,598
  Net unrealized investment gains (losses), net
    of federal income taxes (benefit) of $10,555 -
    1995 and ($14,146) - 1994 ...................       34,704        (11,498)
  Net unrealized foreign exchange translation
    losses, net of federal income tax benefits of
    $478 - 1995 and $553 - 1994 .................       (3,822)        (3,959)
  Retained earnings .............................      270,391        242,908
  Treasury stock, at cost (1,268,685 shares -
    1995 and 1,296,834 shares - 1994) ...........      (21,615)       (22,451)
  Deferred compensation on restricted stock .....       (2,330)        (2,848)
                                                    ----------     ----------
      Total stockholders' equity ................      440,428        365,088
                                                    ----------     ----------
      Total liabilities and stockholders' equity.   $2,253,513     $2,112,761
                                                    ==========     ==========


          See Notes to Consolidated Financial Statements (Unaudited)

                        ORION CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF EARNINGS
                                       (UNAUDITED)
                      (000s omitted-except for per common share data)

                                                 Three Months Ended     Six Months Ended
                                                       June 30,             June 30,
                                                 ------------------    ------------------
                                                   1995      1994        1995      1994
                                                   ----      ----        ----      ----
Revenues:
  Premiums earned .............................. $186,709  $162,443    $361,767  $329,538
  Net investment income ........................   24,435    20,601      48,288    41,369
  Realized investment gains ....................      726       178       3,286       711
  Other income .................................      241       415         567       717
                                                 --------  --------    --------  --------
                                                  212,111   183,637     413,908   372,335
                                                 --------  --------    --------  --------

Expenses:
  Losses incurred ..............................   99,810    95,150     194,555   192,148
  Loss adjustment expenses .....................   29,653    24,399      57,505    49,170
  Amortization of deferred policy acquisition
    costs ......................................   48,150    38,835      93,366    78,878
  Other insurance expenses .....................    4,144     4,478      10,208     8,823
  Dividends to policyholders ...................    5,149     3,235       8,465     6,871
  Interest expense .............................    3,472     3,441       7,034     6,765
  Other expenses ...............................    3,389     2,159       5,310     3,559
                                                 --------  --------    --------  --------
                                                  193,767   171,697     376,443   346,214
                                                 --------  --------    --------  --------

Earnings before equity in earnings of
  affiliates and federal income taxes ..........   18,344    11,940      37,465    26,121
Equity in earnings of affiliates ...............    2,722     3,106       5,817     6,138
                                                 --------  --------    --------  --------
Earnings before federal income taxes ...........   21,066    15,046      43,282    32,259
Federal income taxes ...........................    5,017     3,479      10,171     7,452
                                                 --------  --------    --------  --------

  Net earnings ................................. $ 16,049  $ 11,567    $ 33,111  $ 24,807
                                                 ========  ========    ========  ========

  Net earnings per common share ................ $   1.13  $    .80    $   2.33  $   1.72
                                                 ========  ========    ========  ========







                See Notes to Consolidated Financial Statements (Unaudited)

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (000s omitted)

                                              Six Months Ended
                                                   June 30,        Year Ended
                                                 (Unaudited)      December 31,
                                             -------------------  ------------
                                               1995       1994        1994
                                               ----       ----        ----
Common stock .............................   $ 15,338   $ 15,338    $ 15,338
                                             ========   ========    ========
Capital surplus:
  Balance, beginning of period ...........   $147,598   $148,167    $148,167
  Issuance of common stock ...............        152          -           -
  Exercise of stock options and issuance
    (cancellation) of restricted stock ...         12       (371)       (569)
                                             --------   --------    --------
  Balance, end of period .................   $147,762   $147,796    $147,598
                                             ========   ========    ========
Net unrealized investment gains (losses):
  Balance, beginning of period ...........   $(11,498)  $ 49,566    $ 49,566
  Change in unrealized investment gains
    (losses), net of taxes ...............     46,202    (41,641)    (61,064)
                                             --------   --------    --------
  Balance, end of period .................   $ 34,704   $  7,925    $(11,498)
                                             ========   ========    ========
Net unrealized foreign exchange
  translation losses:
  Balance, beginning of period ...........   $ (3,959)  $ (3,665)   $ (3,665)
  Change in unrealized foreign exchange
    translation losses, net of taxes .....        137       (285)       (294)
                                             --------   --------    --------
  Balance, end of period .................   $ (3,822)  $ (3,950)   $ (3,959)
                                             ========   ========    ========
Retained earnings:
  Balance, beginning of period ...........   $242,908   $198,491    $198,491
  Net earnings ...........................     33,111     24,807      55,245
  Dividends declared .....................     (5,628)    (5,164)    (10,828)
                                             --------   --------    --------
  Balance, end of period .................   $270,391   $218,134    $242,908
                                             ========   ========    ========
Treasury stock:
  Balance, beginning of period ...........   $(22,451)  $(12,182)   $(12,182)
  Issuance of common stock ...............        728          -           -
  Exercise of stock options and issuance
    of restricted stock ..................        108        637       3,476
  Acquisition of treasury stock ..........          -     (2,525)    (13,745)
                                             --------   --------    --------
  Balance, end of period .................   $(21,615)  $(14,070)   $(22,451)
                                             ========   ========    ========
Deferred compensation on restricted stock:
  Balance, beginning of period ...........   $ (2,848)  $ (1,520)   $ (1,520)
  (Issuance) cancellation of restricted
    stock ................................        (76)        25      (2,247)
  Amortization of deferred compensation on
    restricted stock .....................        594        364         919
                                             --------   --------    --------
  Balance, end of period .................   $ (2,330)  $ (1,131)   $ (2,848)
                                             ========   ========    ========

          See Notes to Consolidated Financial Statements (Unaudited)

                        ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)
                                      (000s omitted)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1995           1994
                                                         ----           ----
Cash flows from operating activities:
  Premiums collected .............................    $ 349,560      $ 342,284
  Net investment income collected ................       46,367         42,836
  Losses and loss adjustment expenses paid .......     (201,301)      (213,268)
  Policy acquisition costs paid ..................     (106,324)       (89,865)
  Dividends paid to policyholders ................       (6,281)        (7,503)
  Interest paid ..................................       (6,891)        (6,575)
  Federal income tax payments ....................       (8,267)        (7,541)
  Other receipts (payments) ......................       (4,603)         4,227
                                                      ---------      ---------
    Net cash provided by operating activities ....       62,260         64,595
                                                      ---------      ---------
Cash flows from investing activities:
  Maturities of fixed maturity investments .......       23,989         54,768
  Sales of fixed maturity investments ............      115,420         82,383
  Sales of equity securities .....................       31,296         29,851
  Investments in fixed maturities ................     (157,974)      (139,915)
  Investments in equity securities ...............      (27,376)       (57,916)
  Acquisition of McGee ...........................      (22,177)             -
  Effect on cash of consolidating McGee ..........          349              -
  Net purchases of short-term investments ........      (25,915)       (17,907)
  Other payments .................................       (2,027)        (3,175)
                                                      ---------      ---------
    Net cash used in investing activities ........      (64,415)       (51,911)
                                                      ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of notes payable ........       12,000              -
  Proceeds from exercise of stock options ........            -            229
  Dividends paid to stockholders .................       (5,623)        (5,179)
  Repayment of notes payable .....................       (5,000)        (4,000)
  Purchases of common stock ......................            -         (3,000)
  Other payments .................................          (16)           (81)
                                                      ---------      ---------
    Net cash provided by (used in) financing
      activities .................................        1,361        (12,031)
                                                      ---------      ---------
Effect of foreign exchange rate changes on cash...           57              -
                                                      ---------      ---------
    Net increase (decrease) in cash ..............         (737)           653
Cash balance, beginning of period ................        6,201          6,433
                                                      ---------      ---------
Cash balance, end of period ......................    $   5,464      $   7,086
                                                      =========      =========


          See Notes to Consolidated Financial Statements (Unaudited)


                        ORION CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                        (UNAUDITED)
                                      (000s omitted)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        1995              1994
                                                        ----              ----
Reconciliation of net earnings to net
  cash provided by operating activities:
Net earnings .....................................    $ 33,111         $ 24,807
                                                      --------         --------

Adjustments:
  Depreciation and amortization ..................       2,593            2,529
  Amortization of excess of cost over fair
    value of net assets acquired .................         586              585
  Deferred federal income taxes ..................       2,597            3,387
  Amortization of fixed maturity investments .....       1,205              712
  Non-cash investment income .....................      (4,961)          (1,555)
  Equity in earnings of affiliates ...............      (5,817)          (6,138)
  Dividends received from affiliates .............       1,638            1,656
  Realized investment gains ......................      (3,286)            (711)
  Foreign exchange transaction adjustment ........        (111)              73
  Other ..........................................         (20)             (18)

Change in assets and liabilities (net of effects
   of acquiring McGee):
  Decrease (increase) in accrued investment
    income .......................................        (404)           1,402
  Increase in accounts and notes receivable ......     (14,897)         (15,496)
  Decrease in reinsurance recoverables and
    prepaid reinsurance ..........................      17,850           36,717
  Increase in deferred policy acquisition costs...      (3,326)          (8,130)
  Decrease (increase) in other assets ............        (636)             600
  Increase in losses .............................      22,453           10,900
  Increase in loss adjustment expenses ...........      14,657           10,003
  Increase in unearned premiums ..................       3,499            4,306
  Increase (decrease) in policyholders' dividends.       2,184             (632)
  Decrease in other liabilities ..................      (6,655)            (402)
                                                      --------         --------
    Total adjustments and changes ................      29,149           39,788
                                                      --------         --------
Net cash provided by operating activities ........    $ 62,260         $ 64,595
                                                      ========         ========



            See Notes to Consolidated Financial Statements (Unaudited)

                                      Page 8

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    Six Months Ended June 30, 1995 and 1994

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

Note B - Acquisition of Wm. H. McGee & Co., Inc.

     On June 30, 1995, Orion purchased all of the capital stock of Wm. H. McGee & Co., Inc. ("McGee") for $22,000,000 in cash. McGee is an underwriting management company that specializes in underwriting ocean marine, inland marine and property insurance. The Company has agreed to increase its rate of participation in the United States and Canadian underwriting pools managed by McGee from 7% and 15%, respectively, to at least 47.5% by 1997. The excess of cost over the estimated fair value of the net assets acquired approximates the purchase price, and will be amortized over a 30 year period. The consolidated results of the Company's operations on a proforma basis, as if the purchase had been made as of the beginning of each of the three and six month periods ended June 30, 1995 and 1994, would not be materially different than reported herein.

Note C - Investments in Affiliates

     The Company owns 46.3% of the common stock of Guaranty National Corporation ("Guaranty National") and 20.0% of Intercargo Corporation ("Intercargo"), both publicly-held companies. The Company records its share of Intercargo's operating results in the subsequent quarter, after Intercargo has reported its financial results. Summarized financial information of the Company's affiliates for the three-month and six-month periods ended June 30, 1995 and 1994 is as follows:

                                         Three Months Ended  Six Months Ended
                                              June 30,           June 30,
                                         ------------------  ----------------
                                            1995     1994      1995     1994
                                            ----     ----      ----     ----
                                                     (000s omitted)
Revenues:
  Premiums earned ....................    $103,120 $ 95,196  $202,579 $170,527
  Realized investment gains (losses)..        (210)     563       359    1,708
  Investment and other income ........       8,562    7,259    16,603   13,124
                                          -------- --------  -------- --------
                                           111,472  103,018   219,541  185,359
                                          -------- --------  -------- --------
Expenses:
  Insurance expenses .................     100,653   92,041   197,591  165,659
  Interest and other .................       1,484    1,879     2,844    2,737
                                          -------- --------  -------- --------
                                           102,137   93.920   200,435  168,396
                                          -------- --------  -------- --------

Earnings before federal income taxes..       9,335    9,098    19,106   16,963
Federal income taxes .................       2,409    2,163     4,758    3,958
                                          -------- --------  -------- --------
Net earnings .........................    $  6,926 $  6,935  $ 14,348 $ 13,005
                                          ======== ========  ======== ========

The Company's proportionate share ....    $  2,722 $  3,106  $  5,817 $  6,138
                                          ======== ========  ======== ========

     The Company's investments in and advances to affiliates were as follows:

                                                June 30,    December 31,
                                                  1995         1994
                                               ---------    ------------
                                                    (000s omitted)
Book value ................................     $119,339      $108,510
Market value ..............................      146,566       138,786

Guaranty National shares held .............        6,554         6,004
  - Book value of shares held .............     $ 91,780      $ 72,564
  - Market value of shares held ...........      121,246       110,320

Intercargo shares held ....................        1,526         1,526
  - Book value of shares held .............     $ 19,030      $ 18,750
  - Market value of shares held ...........       16,791        12,593

     In June 1995 Guaranty National sold 1,550,000 shares of its common stock in an offering under Regulation S of the Securities Act of 1933, as amended. The Company converted $8,667,000 of Guaranty National subordinated notes into 550,000 shares of Guaranty National common stock at $15.75 per share based on the net price received from the offering. The Company also agreed to convert its remaining $12,229,000 of Guaranty National subordinated notes into 776,098 shares of common stock, subject to Guaranty National shareholder approval.
The sale of stock and conversion of the subordinated notes increased the stockholders' equity of Guaranty National and facilitated the procurement of financing for Guaranty National's acquisition of Viking Insurance Holdings, Inc. in July 1995.
                                      Page 10

Note D - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information:
                                        Three Months Ended  Six Months Ended
                                             June 30,           June 30,
                                        ------------------  -----------------
                                           1995     1994      1995     1994
                                           ----     ----      ----     ----
                                                    (000s omitted)
Direct premiums written ..............   $190,709 $164,406  $365,864 $330,225
Reinsurance assumed ..................     33,878   27,659    64,447   57,639
                                         -------- --------  -------- --------
Gross premiums written ...............    224,587  192,065   430,311  387,864
Reinsurance ceded ....................    (33,987) (27,875)  (63,619) (35,527)
                                         -------- --------  -------- --------
Net premiums written .................   $190,600 $164,190  $366,692 $352,337
                                         ======== ========  ======== ========

Direct premiums earned ...............   $186,928 $164,052  $360,248 $324,222
Reinsurance assumed ..................     35,399   26,787    66,815   59,336
                                         -------- --------  -------- --------
Gross premiums earned ................    222,327  190,839   427,063  383,558
Reinsurance ceded ....................    (35,618) (28,396)  (65,296) (54,020)
                                         -------- --------  -------- --------
Net premiums earned ..................   $186,709 $162,443  $361,767 $329,538
                                         ======== ========  ======== ========

Loss and loss adjustment expenses
  recoverable from reinsurers ........   $ 21,000 $  9,322  $ 32,013 $ 22,120
                                         ======== ========  ======== ========

Note E - Earnings Per Common Share

     Primary earnings per common share are computed using the weighted average common and dilutive common equivalent shares outstanding for the three-month and six-month periods ended June 30, 1995 and 1994. The weighted average common shares amounted to 14,198,000 and 14,439,000 shares for the three months ended June 30, 1995 and 1994, respectively, and 14,191,000 and 14,459,000 shares for the six months ended June 30, 1995 and 1994, respectively.

Note F - Contingencies

     Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses. Management believes that there are no significant legal proceedings pending against the Company or its subsidiaries which, net of reserves established therefor, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole. (See also Note I to the 1994 consolidated financial statements).

Note G - Subsequent Event

     On July 17, 1995, Orion issued 7 1/4% Senior Notes due 2005 with a face value of $100,000,000 in a public offering. The net proceeds from the offering was approximately $98,113,000, of which $46,500,000 was used to repay Orion's debt under its bank loan agreement and the balance will be used for general corporate purposes.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Orion Capital Corporation
New York, New York

     We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of June 30, 1995, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1995 and 1994 and the statements of stockholders' equity and cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
July 28, 1995

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                    Six Months Ended June 30, 1995 and 1994

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

     On June 30, 1995, Orion purchased all of the capital stock of Wm. H. McGee & Co., Inc. ("McGee") for $22,000,000 in cash. McGee is an underwriting management company that specializes in underwriting ocean marine, inland marine and property insurance. McGee has been managing ocean marine, inland marine and cargo insurance underwriting pools on behalf of its member carriers for over 108 years, and Orion's Security Insurance Company of Hartford subsidiary has been a pool member for over 100 years. The Company has agreed to increase its rate of participation in the United States and Canadian underwriting pools managed by McGee from 7% and 15%, respectively, to at least 47.5% by 1997.

     Earnings (loss) by segment before federal income taxes are summarized as follows for the quarterly and six-month periods ended June 30, 1995 and 1994:

                                     Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                     ------------------  ------------------
                                       1995      1994      1995      1994
                                       ----      ----      ----      ----
                                                 (000s omitted)
Regional Operations ...............  $12,598   $13,070   $27,081   $21,330
Reinsurance/Special Programs ......    9,954     4,564    19,173    13,739
Guaranty National Corporation .....    2,419     3,034     5,295     6,066
                                     -------   -------   -------   -------
  Total ...........................   24,971    20,668    51,549    41,135
Other .............................   (3,905)   (5,622)   (8,267)   (8,876)
                                     -------   -------   -------   -------
                                     $21,066   $15,046   $43,282   $32,259
                                     =======   =======   =======   =======

     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company.

                                     Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                     ------------------  ------------------
                                       1995      1994      1995      1994
                                       ----      ----      ----      ----
Loss and loss adjustment expenses..    69.3%     73.6%     69.7%     73.2%
Policy acquisition costs and other
  insurance expenses ..............    28.0      26.6      28.6      26.6
                                      -----     -----     -----     -----
    Total before policyholders'
      dividends ...................    97.3     100.2      98.3      99.8
Policyholders' dividends ..........     2.8       2.0       2.3       2.1
                                      -----     -----     -----     -----
    Total after policyholders'
      dividends ...................   100.1%    102.2%    100.6%    101.9%
                                      =====     =====     =====     =====
REVENUES

Premiums written and premiums earned
------------------------------------

     Net premiums written increased 16.1% ($26,410,000) to $190,600,000 in the second quarter of 1995 versus $164,190,000 in the second quarter of 1994, and 4.1% ($14,355,000) to $366,692,000 in the first six months of 1995 from
$352,337,000 in the first half of 1994. The results by segment are as follows:

  - Regional Operations' premiums written increased 19.4% ($13,150,000) to $81,090,000 in the second quarter of 1995 from $67,940,000 in the second quarter of 1994 and 11.2% ($16,164,000) in the first half of 1995 to $159,884,000 versus $143,720,000 in 1994. Premiums written increased in new territories where the Company believes it will benefit from its service oriented approach. The increases were partially offset by the impact of legislative reforms in certain states which have led to lower premium rates and a reduction in losses and commission expenses, resulting in higher profit margins. The increases in this segment were also mitigated by the shift towards high-deductible workers compensation products.

  - Reinsurance/Special Programs' premiums written during the second quarter of 1995 increased 13.8% ($13,260,000) to $109,510,000 from $96,250,000 in the 1994 second quarter, and decreased 0.9% ($1,809,000) to $206,808,000 in the first half of 1995 from $208,617,000 in 1994.
     Premiums written by DPIC for professional liability insurance, the largest special program, decreased 8.0% ($7,223,000) to $82,558,000 for the first six months of 1995 from $89,781,000 for the first half of 1994. Premiums written in the first quarter of 1994 included a premium refund of $13,704,000 from the cancellation of a reinsurance contract.
     Excluding this refund, DPIC premiums written year-to-date increased 7.2% from the 1994 period. Premium volume for Connecticut Specialty increased 2.1% ($1,818,000) to $86,954,000 in the first six months of

     1995 from $85,136,000 in the 1994 period. The increase resulted from the introduction of an additional marine program, increased premiums written in professional liability and truck liability programs and an increase in participation in McGee's underwriting pools, offset in part by the cancellation in the second half of 1994 of a personal injury protection program in Florida and a physical damage program in Texas, where the Company had unfavorable loss experience. The percentage of treaty and facultative reinsurance premiums assumed to total net premiums written for Reinsurance/Special Programs amounted to 18.0% and 16.2% in the first half of 1995 and 1994, respectively.

     Premiums earned increased 14.9% ($24,266,000) to $186,709,000 in the second quarter of 1995 compared to $162,443,000 in the second quarter of 1994, and 9.8% ($32,229,000) to $361,767,000 in the first six months of 1995 from
$329,538,000 in 1994. The reinsurance contract cancelled by DPIC in 1994 did not impact earned premiums for this comparison.

Net investment income
---------------------

      Pre-tax net investment income increased 18.6% ($3,834,000) to $24,435,000 for the second quarter of 1995 versus $20,601,000 for the second quarter of 1994, and 16.7% ($6,919,000) to $48,288,000 for the first six months of 1995 as compared to $41,369,000 for 1994. The pre-tax yields on the average investment portfolio were 7.1% for the first six months of 1995 and 6.5% for the first half of 1994, and the after-tax yields were 5.5% and 5.1%, respectively. The increase in net investment income reflects earnings from limited partnership investments of $4,688,000 for the first six months of 1995 as compared to $618,000 for the 1994 period, as well as a higher investment base and a higher average portfolio yield. Earnings from limited partnership investments were $2,513,000 for the second quarter of 1995 versus a loss of $540,000 from these investments in 1994's second quarter. Earnings from limited partnership investments can vary considerably from quarter to quarter; however, the Company's long-term experience with these investments has been quite favorable.

     Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. The carrying value of fixed maturity and short-term investments amounted to $1,100,273,000 and $1,002,042,000 at June 30, 1995 and December
31, 1994, respectively, or approximately 75.9% and 75.6% of the Company's cash and investments.

     The Company's investment philosophy is to achieve a superior rate of return after taxes and maintain a high degree of safety and liquidity. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At June 30, 1995 and December 31, 1994, the Company's investments in non-investment grade and unrated fixed maturity securities were carried at $132,844,000 and $119,853,000 with market values of $132,628,000 and $119,277,000, respectively. These investments represent a total of 9.2% and 9.0% of cash and investments and 5.9% and 5.7% of total assets at June 30, 1995 and December 31, 1994, respectively.

Realized investment gains
-------------------------

    Net realized investment gains increased $548,000 and $2,575,000 to $726,000 and $3,286,000 in the second quarter and first six months of 1995, respectively, from gains of $178,000 and $711,000 in the respective periods of 1994. Realized investment gains in the second quarters of 1995 and 1994 are net of $1,000,000 and $294,000, respectively, of provisions for losses on securities deemed to be other than temporarily impaired. Such provisions were $1,500,000 and $1,088,000 for the six-month periods ended June 30, 1995 and 1994, respectively. Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors.

EXPENSES AND OTHER

Operating ratios
----------------

     The ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") was 69.3% and 69.7% in the second quarter and first six months of 1995, respectively, compared to 73.6% and 73.2% in the same periods of 1994. The decrease in the 1995 year-to-date loss ratio is attributable to improvements in both the Regional Operations and Reinsurance/Special Programs segments. Adverse development of prior years' losses amounted to $9,245,000 in the first six months of 1995 compared with $10,554,000 in the first half of 1994. Management believes that the Company's reserves for losses and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred.

     The loss ratio for the Regional Operations segment was 65.1% in the 1995 second quarter and 64.9% in the 1994 second quarter. In the first half of 1995 the loss ratio was 64.1% as compared to 67.3% in 1994. The loss ratio in the second quarter of 1995 was consistent with the 1994 level. The decrease in the six-month loss ratio reflects the continued success of the Company's service oriented approach for workers compensation insurance, and the growth in high-deductible policies where experience has been favorable.

     The second quarter 1995 and 1994 loss ratios for Reinsurance/Special Programs amounted to 72.4% and 79.5%, respectively. The loss ratios for the six-month periods ended June 30, 1995 and 1994 were 73.7% and 77.4%, respectively. The improvement in the 1995 loss ratios for this segment is primarily the result of the cancellation of two Connecticut Specialty programs which had unfavorable loss experience in 1994.

     The ratio of deferred policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") was 28.6% in the first six months of 1995 as compared to 26.6% in 1994. The increase in the expense ratio in 1995 is attributable to a number of factors including opening offices in new territories, a change in the mix of business toward policies with lower premiums and losses relative to policyholder servicing expenses and general inflationary increases in fixed operating expenses. The ratio of policyholders' dividends to premiums earned (the "dividend ratio") was 2.3% and 2.1% during the first six months of 1995 and 1994, respectively. The combined ratio was 100.6% in the first half of 1995 and 101.9% for the same period of 1994.

Interest expense
----------------

     Interest expense increased to $3,472,000 in the second quarter of 1995 from $3,441,000 in 1994, and increased to $7,034,000 in the first six months of 1995 versus $6,765,000 in 1994. The 4.0% increase in year-to-date interest expense reflects higher interest rates in 1995 as compared to 1994, offset in part by lower average debt outstanding. Interest expense is expected to increase in the second half of 1995 due to the issuance of $100,000,000 of 7 1/4% Senior Notes by Orion on July 17, 1995 (see discussion below).

Equity in earnings of affiliates
--------------------------------

     Equity in earnings of affiliates includes the Company's portion of earnings from Guaranty National and Intercargo. Earnings of $303,000 and $522,000 were recorded from the Intercargo investment in the second quarter and first six months of 1995, respectively, and $72,000 was recorded in the six months ended June 30, 1994, all in the second quarter. The Company's portion of Guaranty National's net earnings was $2,419,000 and $5,295,000 for the second quarter and first six-months of 1995, respectively, and $3,034,000 and $6,066,000 for the corresponding periods of 1994, based on Guaranty National's earnings of $4,851,000 and $6,075,000 for the second quarters of 1995 and 1994, respectively, and $10,619,000 and $12,145,000 for the six-month periods ended June 30, 1995 and 1994, respectively. Guaranty National's gross premiums written increased to $190,371,000 for the first six months of 1995 from $178,733,000 for the 1994 period. Guaranty National's overall combined ratio was 98.3% and 96.5% for the first half of 1995 and 1994, respectively.

     In June 1995 Guaranty National sold 1,550,000 shares of its common stock in an offering under Regulation S of the Securities Act of 1933, as amended. The Company converted $8,667,000 of Guaranty National subordinated notes into 550,000 shares of Guaranty National common stock at $15.75 per share based on the net price received from the offering. The Company also agreed to convert its remaining $12,229,000 of Guaranty National subordinated notes into 776,098 shares of common stock, subject to Guaranty National shareholder approval.
The sale of stock and conversion of the subordinated notes increased the stockholders' equity of Guaranty National and facilitated the procurement of financing for Guaranty National's acquisition of Viking Insurance Holdings, Inc. in July 1995.

Federal income taxes
--------------------

     Federal income taxes on pre-tax operating results and the related effective tax rates amounted to $5,017,000 (23.8%) and $3,479,000 (23.1%) in the second quarters of 1995 and 1994, respectively. The corresponding amounts for the first six months of 1995 and 1994 were $10,171,000 (23.5%) and $7,452,000 (23.1%), respectively. The Company's effective tax rate is less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities decreased by $2,335,000 for the first six months of 1995 from $64,595,000 in 1994 to $62,260,000 in 1995.
Cash flow for 1995 included a disbursement of $7,800,000 under a retrospectively rated program written by DPIC. In 1994 operating cash flow included a $10,223,000 receipt from DPIC's discontinuation of a reinsurance contract. Excluding these one-time items, operating cash flow increased approximately $15,700,000 from 1994 to 1995. This increase was the result of an increase in premiums collected, net investment income received and lower paid losses, offset in part by higher payments for policy acquisition costs.

     Cash used in investment activities increased to $64,415,000 for the first six months of 1995 from $51,911,000 in 1994. Cash is used in investment activities primarily for purchases of investments, which are funded by maturities and sales of investments, as well as by the net cash from positive operating cash flows after payments made to fund financing activities. In June 1995 Orion paid $22,000,000 plus acquisition costs to acquire McGee (see discussion above).

     Cash provided by financing activities was $1,361,000 for the first half of 1995 and cash used in financing activities during the same period of 1994 was $12,031,000. Orion borrowed $12,000,000 under its bank line of credit to finance part of the McGee acquisition. Cash was used for dividend payments and scheduled debt repayments in both years, and in 1994, for payments related to the Company's stock repurchase program. The Company increased its quarterly dividend rate by 11.1% in the third quarter of 1994.

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

     Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $123,936,000 and $96,572,000 at June 30, 1995 and December 31, 1994,
respectively. Orion's insurance subsidiaries had consolidated policyholders' surplus of $507,879,000 at June 30, 1995 and $458,676,000 at December 31,
1994, and statutory operating leverage ratios of trailing twelve months net premiums written to policyholders' surplus of 1.4:1 at June 30, 1995 and 1.6:1 at December 31, 1994.

     On July 17, 1995, Orion issued 7 1/4% Senior Notes due 2005 with a face value of $100,000,000 in a public offering pursuant to a shelf registration filed with the Securities and Exchange Commission in 1994. The senior notes issued are non-callable to maturity, and were sold at 99.23% of par to yield 7.36% per annum. The net proceeds from the offering was approximately $98,113,000, of which $46,500,000 was used to repay all of Orion's debt under its bank loan agreement. The balance is available for general corporate purposes.

                       PART II.  OTHER INFORMATION

Items 1 - 3.
------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

At the Orion Annual Meeting of Stockholders held on May 31, 1995 ("Annual Meeting"), 14,072,001 shares of Orion Common Stock were outstanding and entitled to vote (the "Outstanding Common Stock"), and 13,606,682 shares of Outstanding Common Stock or 96.6%, consisting of a quorum, were represented at the Annual Meeting in person or by proxy.

At that Annual Meeting, the directors nominated were elected by the following votes:
                        Number of Shares        Number of Shares
                        Voted For               Withheld
                        -----------------       -----------------

Bertram J. Cohn          13,573,812                32,870
John C. Colman           13,574,993                31,689
Alan R. Gruber           13,575,502                31,180
Larry D. Hollen          13,575,553                31 129
Robert H. Jeffrey        13,573,067                33,615
Warren R. Lyons          13,569,772                36,910
James K. McWilliams      13,573,328                33,354
Ronald W. Moore          13,572,506                34,176
Robert B. Sanborn        13,575,246                31,436
William J. Shepherd      13,575,283                31,399
John R. Thorne           13,574,445                32,237
Roger B. Ware            13,574,367                32,315

No director received fewer than 13,569,772 votes or 96.4% of the Outstanding Common Stock (99.7% of the shares voted at the Annual Meeting).

At the Annual Meeting, the approval of the adoption of the 1994 Stock Option Plan for Non-Employee Directors was ratified by a vote of 12,316,289 shares or 87.5% of the Outstanding Common Stock (90.5% of the shares voted at the Annual Meeting). Holders of 613,862 shares or 4.4% of the Outstanding Common Stock voted against the ratification and holders of 676,531 shares or 4.8% of the Outstanding Common Stock abstained from voting.

At the Annual Meeting, the selection of Deloitte & Touche LLP, independent certified public accountants, as auditors for Orion for the year 1995 was ratified by a vote of 13,557,970 shares or 96.3% of the Outstanding Common Stock (99.6% of the shares voted at the Annual Meeting). Holders of 19,613 shares or approximately 0.1% of the Outstanding Common Stock voted against the ratification and holders of 29,099 shares or approximately 0.2% of the Outstanding Common Stock abstained from voting.

There were no "broker non-votes" on any of the proposals presented at the Annual Meeting.

Item 5.  Other
--------------

On June 30, 1995, in a private transaction, Orion purchased from Sun Alliance USA, for $22 million in cash, all the capital stock of Wm. H. McGee & Co., Inc., an underwriting management company that specializes in underwriting ocean marine, inland marine and property insurance. McGee has been a manager of underwriting pools of such insurance on behalf of its members for over 108 years and Orion's subsidiary, Security Insurance Company of Hartford, has been a member of the McGee pool for over 100 years. See Note B to the Consolidated Financial Statements included herein.

On July 17, 1995, Orion completed the sale of $100,000,000 of its 7 1/4% Senior Notes due 2005 ("7 1/4% Notes"). The 7 1/4% Notes, which are non-callable to maturity, were sold at 99.23% of par to yield 7.36% per annum. Orion used approximately $46.5 million of the proceeds from the sale of the 7 1/4% Notes to repay all the outstanding indebtedness under its loan agreement with six banks. The remainder of the proceeds will be used for general corporate purposes. See also Note F to the Consolidated Financial Statements as well as Management's Discussion and Analysis - "Liquidity and Capital Resources" included herein.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits


Exhibit 11:     Computation of Earnings Per Common Share

Exhibit 15: Letter in Lieu of Consent of Deloitte & Touche LLP re Unaudited Interim Financial Information

Exhibit 27:     Financial Data Schedule



(b)   Reports on Form 8-K.

      A report on Form 8-K was filed on July 14, 1995 to report the offering of $100,000,000 of Orion's 7 1/4% Notes. Included in the filing were copies of (i) the Underwriting Agreement with respect to the 7 1/4% Notes (ii) the 7 1/4% Notes Indenture ("Indenture") between Orion and State Street Bank and Trust Company of Connecticut, National Association, Trustee (iii) the First Supplemental Indenture to the Indenture and (iv) the form of the global 7 1/4% Note.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ORION CAPITAL CORPORATION



Date:  August 7, 1995       By: /s/ Alan R.  Gruber
                                ---------------------------------
                                 Chairman of the Board

                                 and Chief Executive Officer




Date:  August 7, 1995       By: /s/ Daniel L. Barry
                                ----------------------------------
                                 Vice President, Controller

                                 and Principal Accounting Officer

                       EXHIBIT INDEX


                                                     Page No.

Exhibit 11:      Computation of Earnings               25
                  Per Common Share

Exhibit 15:      Letter in Lieu of Consent of          26
                 Deloitte & Touche LLP re Unaudited
                 Interim Financial Information

Exhibit 27:      Financial Data Schedule               27