Form 10-Q
period 1995-09-30
ORION CAPITAL CORP
filed 1995-11-06
CIK 74931

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995

        (  )   TRANSITION REPORT, PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 1-7801

                      ORION CAPITAL CORPORATION
                      --------------------------
         (Exact name of registrant as specified in its charter)

        Delaware                                   95-6069054
-------------------------------               ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification Number)

600 Fifth Avenue
New York, New York                                  10020 - 2302
----------------------------------------      -----------------------
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

14,045,748 shares of Common Stock, $1.00 par value, of the registrant were outstanding on October 31, 1995

                            Page 1 of 28
                 Exhibit Index Appears at Page 24

                       ORION CAPITAL CORPORATION

                            FORM 10-Q INDEX

                 For the Quarter Ended September 30, 1995





                                                                  Page
                                                                 Number
                                                                 ------

PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet at September 30, 1995
      (Unaudited) and December 31, 1994 ....................     3 - 4

    Consolidated Statement of Earnings for the three
      and nine-month periods ended September 30, 1995
      and 1994 (Unaudited) .................................         5

    Consolidated Statement of Stockholders' Equity for
      the nine-month periods ended September 30, 1995
      and 1994 (Unaudited), and for the year ended
      December 31, 1994 ....................................         6

    Consolidated Statement of Cash Flows for the nine-month
      periods ended September 30, 1995 and 1994 (Unaudited).     7 - 8

    Notes to Consolidated Financial Statements (Unaudited)..     9 - 12

    Independent Accountants' Review Report .................         13

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............    14 - 21

PART II.  OTHER INFORMATION ................................         22

                          PART 1. FINANCIAL INFORMATION
                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                 (000s omitted)

                                             September 30, 1995  December 31,
                                                 (Unaudited)         1994
                                             ------------------  ------------
Investments:
  Fixed maturities at amortized cost
    (market $379,573 - 1995 and $358,915 -
    1994) ..................................    $  370,714        $  367,417
  Fixed maturities at market (amortized
    cost $611,514 - 1995 and $565,880 - 1994)      625,795           530,424
  Common stocks at market (cost $111,617 -
    1995 and $116,078 - 1994) ..............       155,417           141,919
  Non-redeemable preferred stocks at
    market (cost $147,308 - 1995 and
    $134,851 - 1994) .......................       145,499           122,515
  Other long-term investments ..............        57,516            52,564
  Short-term investments ...................       192,177           104,201
                                                ----------        ----------
     Total investments .....................     1,547,118         1,319,040

Cash .......................................         6,657             6,201
Accrued investment income ..................        17,200            17,364
Investments in and advances to affiliates ..       117,806           108,510
Accounts and notes receivable ..............       160,670           125,132
Reinsurance recoverables and prepaid
  reinsurance ..............................       324,205           336,032
Deferred policy acquisition costs ..........        80,124            70,137
Property and equipment .....................        31,695            25,157
Excess of cost over fair value of net
  assets acquired ..........................        50,176            29,415
Deferred federal income taxes ..............        12,751            42,008
Other assets ...............................        40,069            33,765
                                                ----------        ----------
     Total assets ..........................    $2,388,471        $2,112,761
                                                ==========        ==========






             See Notes to Consolidated Financial Statements (Unaudited)

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                    (000s omitted - except for share data)

                                                  September 30, 1995  December 31,
                                                     (Unaudited)          1994
                                                  ------------------  ------------
Liabilities:
  Policy liabilities -
    Losses .......................................    $  989,230       $  952,531
    Loss adjustment expenses .....................       254,314          228,798
    Unearned premiums ............................       289,393          256,855
    Policyholders' dividends .....................        17,602           12,651
                                                      ----------       ----------
      Total policy liabilities ...................     1,550,539        1,450,835
  Federal income taxes payable ...................        16,344           14,829
  Notes payable ..................................       209,131          152,382
  Other liabilities ..............................       148,618          129,627
                                                      ----------       ----------
      Total liabilities ..........................     1,924,632        1,747,673
                                                      ----------       ----------

Contingencies (Notes G and H)

Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares -
    issued and outstanding - none
  Common stock, $1 par value; authorized
    30,000,000 shares; issued 15,337,650 shares...        15,338           15,338
  Capital surplus ................................       147,444          147,598
  Net unrealized investment gains (losses), net
    of federal income taxes (benefit) of $15,986 -
    1995 and ($14,146) - 1994 ....................        44,279          (11,498)
  Net unrealized foreign exchange translation
    losses, net of federal income tax benefits of
    $376 - 1995 and $553 - 1994 ..................        (3,633)          (3,959)
  Retained earnings ..............................       284,411          242,908
  Treasury stock, at cost (1,269,416 shares -
    1995 and 1,296,834 shares - 1994) ............       (21,700)         (22,451)
  Deferred compensation on restricted stock ......        (2,300)          (2,848)
                                                      ----------       ----------
      Total stockholders' equity .................       463,839          365,088
                                                      ----------       ----------
      Total liabilities and stockholders' equity..    $2,388,471       $2,112,761
                                                      ==========       ==========


            See Notes to Consolidated Financial Statements (Unaudited)

                      ORION CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF EARNINGS
                                      (UNAUDITED)
                   (000s omitted - except for per common share data)

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,         September 30,
                                                 ------------------    ------------------
                                                   1995      1994        1995      1994
                                                   ----      ----        ----      ----
Revenues:
  Premiums earned .............................. $183,902  $180,703    $545,669  $510,241
  Net investment income ........................   25,572    22,550      73,860    63,919
  Realized investment gains ....................    5,885     1,197       9,171     1,908
  Other income .................................    6,862       341       7,429     1,058
                                                 --------  --------    --------  --------
                                                  222,221   204,791     636,129   577,126
                                                 --------  --------    --------  --------
Expenses:
  Losses incurred ..............................   95,155   101,318     289,710   293,466
  Loss adjustment expenses .....................   28,851    27,874      86,356    77,044
  Amortization of deferred policy acquisition
    costs ......................................   48,985    44,269     142,351   123,147
  Other insurance expenses .....................    4,964     5,576      15,172    14,399
  Dividends to policyholders ...................    5,507     3,096      13,972     9,967
  Interest expense .............................    4,447     3,439      11,481    10,204
  Other expenses ...............................    9,954     1,452      15,264     5,011
                                                 --------  --------    --------  --------
                                                  197,863   187,024     574,306   533,238
                                                 --------  --------    --------  --------
Earnings before equity in earnings (loss) of
  affiliates and federal income taxes ..........   24,358    17,767      61,823    43,888
Equity in earnings (loss) of affiliates ........   (1,713)    2,577       4,104     8,715
                                                 --------  --------    --------  --------
Earnings before federal income taxes ...........   22,645    20,344      65,927    52,603
Federal income taxes ...........................    5,388     5,015      15,559    12,467
                                                 --------  --------    --------  --------

  Net earnings ................................. $ 17,257  $ 15,329    $ 50,368  $ 40,136
                                                 ========  ========    ========  ========

  Net earnings per common share ................ $   1.21  $   1.07    $   3.55  $   2.78
                                                 ========  ========    ========  ========









                See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (000s omitted)

                                              Nine Months Ended
                                                September 30,      Year Ended
                                                 (Unaudited)      December 31,
                                             -------------------  ------------
                                               1995       1994        1994
                                               ----       ----        ----
Common stock ..............................  $ 15,338   $ 15,338    $ 15,338
                                             ========   ========    ========
Capital surplus:
  Balance, beginning of period ............  $147,598   $148,167    $148,167
  Issuance of common stock ................       152          -           -
  Exercise of stock options and issuance/
    cancellation of restricted stock ......      (306)      (191)       (569)
                                             --------   --------    --------
  Balance, end of period ..................  $147,444   $147,976    $147,598
                                             ========   ========    ========
Net unrealized investment gains (losses):
  Balance, beginning of period ............  $(11,498)  $ 49,566    $ 49,566
  Change in unrealized investment gains
    (losses), net of taxes ................    55,777    (46,808)    (61,064)
                                             --------   --------    --------
  Balance, end of period ..................  $ 44,279   $  2,758    $(11,498)
                                             ========   ========    ========
Net unrealized foreign exchange
  translation losses:
  Balance, beginning of period ............  $ (3,959)  $ (3,665)   $ (3,665)
  Change in unrealized foreign exchange
    translation losses, net of taxes ......       326        324        (294)
                                             --------   --------    --------
  Balance, end of period ..................  $ (3,633)  $ (3,341)   $ (3,959)
                                             ========   ========    ========
Retained earnings:
  Balance, beginning of period ............  $242,908   $198,491    $198,491
  Net earnings ............................    50,368     40,136      55,245
  Dividends declared ......................    (8,865)    (8,018)    (10,828)
                                             --------   --------    --------
  Balance, end of period ..................  $284,411   $230,609    $242,908
                                             ========   ========    ========
Treasury stock:
  Balance, beginning of period ............  $(22,451)  $(12,182)   $(12,182)
  Issuance of common stock ................       770          -           -
  Exercise of stock options and issuance/
    cancellation of restricted stock ......       866      2,790       3,476
  Acquisition of treasury stock ...........      (885)    (8,103)    (13,745)
                                             --------   --------    --------
  Balance, end of period ..................  $(21,700)  $(17,495)   $(22,451)
                                             ========   ========    ========
Deferred compensation on restricted stock:
  Balance, beginning of period ............  $ (2,848)  $ (1,520)   $ (1,520)
  Issuance/cancellation of restricted stock      (272)    (2,276)     (2,247)
  Amortization of deferred compensation on
    restricted stock ......................       820        581         919
                                             --------   --------    --------
  Balance, end of period ..................  $ (2,300)  $ (3,215)   $ (2,848)
                                             ========   ========    ========

          See Notes to Consolidated Financial Statements (Unaudited)


                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (000s omitted)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                      1995           1994
                                                      ----           ----
Cash flows from operating activities:
  Premiums collected ..........................    $ 536,589      $ 522,006
  Net investment income collected .............       68,188         64,546
  Losses and loss adjustment expenses paid ....     (303,146)      (323,664)
  Policy acquisition costs paid ...............     (160,630)      (139,138)
  Dividends paid to policyholders .............       (9,021)        (9,839)
  Interest paid ...............................      (12,530)       (11,295)
  Federal income tax payments .................      (13,714)        (8,144)
  Other receipts ..............................        4,413         11,625
                                                   ---------      ---------
    Net cash provided by operating activities..      110,149        106,097
                                                   ---------      ---------
Cash flows from investing activities:
  Maturities of fixed maturity investments ....       38,108         70,489
  Sales of fixed maturity investments .........      140,252         79,753
  Sales of equity securities ..................       51,259         36,004
  Investments in fixed maturities .............     (224,938)      (172,071)
  Investments in equity securities ............      (49,910)       (78,663)
  Acquisition of McGee ........................      (22,333)             -
  Effect on cash of consolidating McGee .......          349              -
  Net sales (purchases) of short-term
    investments ...............................      (85,752)       (15,620)
  Purchase of property and equipment ..........       (6,579)        (4,106)
  Other receipts (payments) ...................        2,797         (1,056)
                                                   ---------      ---------
    Net cash used in investing activities .....     (156,747)       (85,270)
                                                   ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of notes payable .....      110,485              -
  Proceeds from exercise of stock options .....          246            259
  Dividends paid to stockholders ..............       (8,437)        (7,754)
  Repayment of notes payable ..................      (54,500)        (6,000)
  Purchases of common stock ...................         (843)        (8,215)
  Other payments ..............................          (18)          (222)
                                                   ---------      ---------
    Net cash provided by (used in) financing
      activities ..............................       46,933        (21,932)
                                                   ---------      ---------
Effect of foreign exchange rate changes on cash          121              -
                                                   ---------      ---------
    Net increase (decrease) in cash ...........          456         (1,105)
Cash balance, beginning of period .............        6,201          6,433
                                                   ---------      ---------
Cash balance, end of period ...................    $   6,657      $   5,328
                                                   =========      =========

            See Notes to Consolidated Financial Statements (Unaudited)


                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                   (UNAUDITED)
                                  (000s omitted)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     1995            1994
                                                     ----            ----
Reconciliation of net earnings to net
  cash provided by operating activities:
Net earnings ..................................    $ 50,368        $ 40,136
                                                   --------        --------
Adjustments:
  Depreciation and amortization ...............       4,004           3,584
  Amortization of excess of cost over fair
    value of net assets acquired ..............       1,062             879
  Deferred federal income taxes ...............         330           6,996
  Amortization of fixed maturity investments ..       1,231           1,044
  Non-cash investment income ..................      (9,567)         (1,758)
  Equity in earnings of affiliates ............      (4,104)         (8,715)
  Dividends received from affiliates ..........       2,595           2,544
  Realized investment gains ...................      (9,171)         (1,908)
  Other .......................................          42             342

Change in assets and liabilities (net of
  effects of acquiring McGee):
  Decrease in accrued investment income .......         220           2,336
  Increase in accounts and notes receivable ...     (34,961)        (19,651)
  Decrease in reinsurance recoverables and
    prepaid reinsurance .......................      11,827          41,256
  Increase in deferred policy acquisition costs      (9,987)        (11,725)
  Increase in other assets ....................      (4,193)           (464)
  Increase in losses ..........................      36,699          16,138
  Increase in loss adjustment expenses ........      25,516          18,855
  Increase in unearned premiums ...............      32,538           6,596
  Increase in policyholders' dividends ........       4,951             128
  Increase in other liabilities ...............      10,749           9,484
                                                   --------        --------
    Total adjustments and changes .............      59,781          65,961
                                                   --------        --------
Net cash provided by operating activities .....    $110,149        $106,097
                                                   ========        ========





          See Notes to Consolidated Financial Statements (Unaudited)

                                    Page 8

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 Nine Months Ended September 30, 1995 and 1994

Note A - Basis of Financial Statement Presentation

     The consolidated financial statements and notes thereto are prepared in accordance with generally accepted accounting principles for property and casualty insurance companies. The consolidated financial statements include Orion Capital Corporation ("Orion") and its majority-owned subsidiaries (collectively the "Company"). The Company's investments in unconsolidated affiliates are accounted for using the equity method. All material intercompany balances and transactions have been eliminated.

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

Note B - Acquisition of Wm. H. McGee & Co., Inc.

     On June 30, 1995, Orion purchased all of the capital stock of Wm. H. McGee & Co., Inc. ("McGee") for $22,000,000 in cash. McGee is an underwriting management company that specializes in underwriting ocean marine, inland marine and property insurance. The Company has agreed to increase its rate of participation in the United States and Canadian underwriting pools managed by McGee from 7% and 15%, respectively, to at least 47.5% by 1997. The excess of cost over the estimated fair value of the net assets acquired approximates the purchase price, and is being amortized over a 30 year period. The consolidated results of the Company's operations on a proforma basis, as if the purchase had been made as of the beginning of each of the three and nine month periods ended September 30, 1995 and 1994, would not be materially different than reported herein.

Note C - Investment in Affiliates

     As of September 30, 1995 the Company owned 46.2% of the common stock of Guaranty National Corporation ("Guaranty National") and 20.0% of Intercargo Corporation ("Intercargo"), both publicly-held companies. The Company records its share of Intercargo's operating results in the subsequent quarter, after Intercargo has reported its financial results. Summarized financial information of the Company's affiliates for the three-month and nine-month periods ended September 30, 1995 and 1994 is as follows:

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                         ------------------  -----------------
                                            1995     1994      1995     1994
                                            ----     ----      ----     ----
                                                     (000s omitted)
Revenues:
  Premiums earned ....................    $132,780 $100,968  $335,359 $271,495
  Realized investment gains ..........       2,536      598     2,895    2,306
  Investment and other income ........      10,290    7,931    26,893   21,055
                                          -------- --------  -------- --------
                                           145,606  109,497   365,147  294,856
                                          -------- --------  -------- --------
Expenses:
  Insurance expenses .................     148,392  100,424   345,983  266,083
  Interest and other .................       2,152    1,367     4,996    4,104
                                          -------- --------  -------- --------
                                           150,544  101,791   350,979  270,187
                                          -------- --------  -------- --------
Earnings (loss) before federal income
  taxes (benefit) ....................      (4,938)   7,706    14,168   24,669
Federal income taxes (benefit) .......      (2,900)   2,000     1,858    5,958
                                          -------- --------  -------- --------
Net earnings (loss) ..................    $ (2,038)$  5,706  $ 12,310 $ 18,711
                                          ======== ========  ======== ========

The Company's proportionate share ....    $ (1,713)$  2,577  $  4,104 $  8,715
                                          ======== ========  ======== ========

     The Company's investments in and advances to affiliates were as follows:

                                             September 30,  December 31,
                                                 1995           1994
                                             ------------   ------------
                                                    (000s omitted)
Book value ................................    $117,806       $108,510
Market value ..............................     138,094        138,786

Guaranty National shares held .............       6,554          6,004
  - Book value of shares held .............    $ 89,858       $ 72,564
  - Market value of shares held ...........     108,957        110,320

Intercargo shares held ....................       1,526          1,526
  - Book value of shares held .............    $ 19,419       $ 18,750
  - Market value of shares held ...........      20,608         12,593

     In June 1995 Guaranty National sold 1,550,000 shares of its common stock in an offering under Regulation S of the Securities Act of 1933, as amended. The Company converted $8,667,000 of Guaranty National subordinated notes into 550,000 shares of Guaranty National common stock at $15.75 per share based on the net price received from the offering. The Company also agreed to convert its remaining $12,229,000 of Guaranty National subordinated notes into 776,098 shares of common stock, subject to Guaranty National shareholder approval which was received on October 30, 1995, thereby increasing the Company's ownership of Guaranty National to 49.0%. The sale of stock and conversion of the subordinated notes increased the stockholders' equity of Guaranty National and facilitated the procurement of financing for Guaranty National's acquisition of Viking Insurance Holdings, Inc. in July 1995.

Note D - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information:

                                     Three Months Ended  Nine Months Ended
                                        September 30,      September 30,
                                     ------------------  -----------------
                                        1995     1994      1995     1994
                                        ----     ----      ----     ----
                                                 (000s omitted)

Direct premiums written ...........   $233,536 $172,919  $599,400 $503,144
Reinsurance assumed ...............     35,177   37,343    99,624   94,982
                                      -------- --------  -------- --------
Gross premiums written ............    268,713  210,262   699,024  598,126
Reinsurance ceded .................    (61,169) (27,569) (124,788) (63,096)
                                      -------- --------  -------- --------
Net premiums written ..............   $207,544 $182,693  $574,236 $535,030
                                      ======== ========  ======== ========
Direct premiums earned ............   $206,261 $165,673  $566,509 $489,895
Reinsurance assumed ...............     33,162   42,298    99,977  101,634
                                      -------- --------  -------- --------
Gross premiums earned .............    239,423  207,971   666,486  591,529
Reinsurance ceded .................    (55,521) (27,268) (120,817) (81,288)
                                      -------- --------  -------- --------
Net premiums earned ...............   $183,902 $180,703  $545,669 $510,241
                                      ======== ========  ======== ========
Loss and loss adjustment expenses
  recoverable from reinsurers .....   $ 25,067 $ 12,857  $ 57,080 $ 34,977
                                      ======== ========  ======== ========

Note E - Notes Payable

     On July 17, 1995, Orion issued 7 1/4% Senior Notes due 2005 with a face value of $100,000,000 in a public offering. The net proceeds from the offering were approximately $98,113,000, of which $46,500,000 was used to repay Orion's debt under its bank loan agreement and the balance was used for general corporate purposes.
                                     Page 11

     The Company's debt is scheduled to be repaid as follows:

                                                     (000s omitted)
          September 1, 2002 ...................         $110,000
          July 15, 2005 .......................          100,000
                                                        --------
                                                        $210,000
          Less unamortized discount ...........              869
                                                        --------
                                                        $209,131
                                                        ========

Note F - Stockholders' Equity and Earnings Per Common Share

     The Company repurchased 22,140 shares of its common stock at an aggregate cost of $885,000 in the first nine months of 1995. On October 31, 1995, the Board of Directors authorized an additional $5,000,000 for the stock repurchase program. Since September 30, 1995, the Company repurchased an additional 22,000 shares for $912,000. The remaining authorization as of October 31, 1995 is $5,380,000.

     Earnings per common share are computed using the weighted average common and dilutive common equivalent shares outstanding for the three-month and nine-month periods ended September 30, 1995 and 1994. The weighted average common shares amounted to 14,220,000 and 14,378,000 shares for the three months ended September 30, 1995 and 1994, respectively, and 14,200,000 and 14,430,000 shares for the nine months ended September 30, 1995 and 1994, respectively.

Note G - Contingencies

     Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses. Management believes that there are no significant legal proceedings pending against the Company or its subsidiaries which, net of reserves established therefor, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole. (See also Note I to the 1994 consolidated financial statements and Note H below).

Note H - Subsequent Event

     On November 2, 1995, the terms of a Stipulation and Consent Order between the Department of Insurance of the State of California ("the Department") and the Company were adopted by the Commissioner of the Department. Pursuant to that order, the Company has no premium rollback liability under Proposition
103. Further, the Department acknowledged that premium rates charged by the Company in California since the passage of Proposition 103 have been in compliance with the requirements of the California Insurance Code.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Orion Capital Corporation
New York, New York

     We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of September 30, 1995, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1995 and 1994 and the statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
November 2, 1995

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 Nine Months Ended September 30, 1995 and 1994

RESULTS OF OPERATIONS

     Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business which is reported as three segments - Regional Operations, Reinsurance/Special Programs and Guaranty National Companies. Regional Operations provides workers compensation insurance products through EBI Companies and Nations' Care. Reinsurance/Special Programs includes (i) DPIC Companies ("DPIC"), which markets professional liability insurance, (ii) Connecticut Specialty Insurance Group ("Connecticut Specialty"), which writes specialty insurance programs, (iii) SecurityRe Companies ("SecurityRe"), a reinsurer, (iv) Wm. H. McGee & Co., Inc. ("McGee"), an underwriting management company that specializes in ocean marine, inland marine and property insurance and (v) a 20.0% interest in Intercargo Corporation ("Intercargo") which underwrites insurance coverages for international trade. The third segment consists of the Company's interest in Guaranty National Corporation, which specializes in nonstandard commercial and personal automobile insurance. The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment.

     On June 30, 1995, Orion purchased all of the capital stock of McGee for $22,000,000 in cash. McGee has been managing ocean marine, inland marine and cargo insurance underwriting pools on behalf of its member carriers for over 108 years, and Orion's Security Insurance Company of Hartford subsidiary has been a pool member for over 100 years. The Company has agreed to increase its rate of participation in the United States and Canadian underwriting pools managed by McGee from 7% and 15%, respectively, to at least 47.5% by 1997.

     The Company continues to make excellent progress in reducing its combined ratio. For the third quarter of 1995, the combined ratio was under 100%, at 99.8%, for the first time in Orion's history.

     Earnings (loss) by segment before federal income taxes are summarized as follows for the quarterly and nine-month periods ended September 30, 1995 and 1994.

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                       ------------------  ------------------
                                         1995      1994      1995      1994
                                         ----      ----      ----      ----
                                                   (000s omitted)
Regional Operations .................  $15,828   $10,409   $42,909   $31,739
Reinsurance/Special Programs ........   13,625    10,622    32,798    24,361
Guaranty National Corporation .......   (2,016)    2,581     3,279     8,647
                                       -------   -------   -------   -------
  Total .............................   27,437    23,612    78,986    64,747
Other ...............................   (4,792)   (3,268)  (13,059)  (12,144)
                                       -------   -------   -------   -------
                                       $22,645   $20,344   $65,927   $52,603
                                       =======   =======   =======   =======

     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company.

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                       ------------------  ------------------
                                         1995      1994      1995      1994
                                         ----      ----      ----      ----
Loss and loss adjustment expenses ...    67.4%     71.5%     68.9%     72.6%
Policy acquisition costs and other
  insurance expenses ................    29.4      27.6      28.9      27.0
                                        -----     -----     -----     -----
    Total before policyholders'
      dividends .....................    96.8      99.1      97.8      99.6
Policyholders' dividends ............     3.0       1.7       2.5       1.9
                                        -----     -----     -----     -----
    Total after policyholders'
      dividends .....................    99.8%    100.8%    100.3%    101.5%
                                        =====     =====     =====     =====

REVENUES

Premiums written and premiums earned
------------------------------------
     Net premiums written increased 13.6% ($24,851,000) to $207,544,000 in the third quarter of 1995 versus $182,693,000 in the third quarter of 1994, and 7.3% ($39,206,000) to $574,236,000 in the first nine months of 1995 from
$535,030,000 in the first three quarters of 1994. The results by segment are as follows:

  - Regional Operations' premiums written increased 17.9% ($12,439,000) to $82,114,000 in the third quarter of 1995 from $69,675,000 in the third quarter of 1994 and 13.4% ($28,603,000) to $241,998,000 in the first nine months of 1995 as compared to 213,395,000 in 1994. The premiums written increases were in new territories where the Company believes it will benefit from its service-oriented approach. The increases were partially offset by the impact of legislative reforms in certain states which have led to lower premium rates and a reduction in losses and commission expenses, resulting in higher profit margins. The increases in this segment were also mitigated by the shift towards high-deductible workers compensation products.

  - Reinsurance/Special Programs' premiums written increased 11.0% ($12,412,000) to $125,430,000 in the third quarter of 1995 from
     $113,018,000 in the 1994 third quarter, and 3.3% ($10,603,000) to
     $332,238,000 in the first three quarters of 1995 from $321,635,000 in 1994. Premiums written by DPIC for professional liability insurance, the largest special program, increased 8.4% ($10,875,000) to $141,012,000 for the first nine months of 1995 from $130,137,000 for the same period of 1994. The increase is primarily attributable to growth in DPIC's program for engineers. Premiums written in the first quarter of 1994 includes a $13,704,000 premium refund from the cancellation of a reinsurance contract. Excluding this refund, DPIC premiums written year-to-date increased 18.9% from the 1994 period. Premium volume for Connecticut Specialty decreased 0.9% ($1,212,000) to $135,695,000 in the first nine months of 1995 from $136,907,000 in the 1994 period. The decrease resulted from the cancellation in the second half of 1994 of a personal injury protection program in Florida and a physical damage program in Texas, where the Company has had unfavorable loss experience. The reduction in these programs was offset by the introduction of an additional marine program, increased premiums written in professional liability and truck liability programs and an increase in participation in McGee's underwriting pools. The percentage of treaty and facultative reinsurance premiums assumed to total net premiums written for Reinsurance/Special Programs amounted to 16.7% and 17.0% in the first three quarters of 1995 and 1994, respectively.

     Premiums earned increased 1.8% ($3,199,000) to $183,902,000 in the third quarter of 1995 compared to $180,703,000 in the third quarter of 1994, and 6.9% ($35,428,000) to $545,669,000 in the first nine months of 1995 from
$510,241,000 in 1994. The reinsurance contract cancelled by DPIC in 1994 did not impact earned premiums for this comparison.

Net investment income
---------------------
      Pre-tax net investment income increased 13.4% ($3,022,000) to $25,572,000 for the third quarter of 1995 versus $22,550,000 for the third quarter of 1994, and 15.6% ($9,941,000) to $73,860,000 for the first nine months of 1995 as compared to $63,919,000 for 1994. The pre-tax yields on the average investment portfolio were 7.2% for the first nine months of 1995 and 6.6% for the first three quarters of 1994, and the after-tax yields were 5.6% and 5.2%, respectively. The increase in net investment income reflects earnings from limited partnership investments of $7,438,000 for the first nine months of 1995 as compared to $1,623,000 for the 1994 period, as well as a higher average portfolio yield on a higher investment base. Earnings from limited partnership investments were $2,750,000 for the third quarter of 1995 versus $1,005,000 in 1994's third quarter. Earnings from limited partnership investments can vary considerably from quarter to quarter; however, the Company's long-term experience with these investments has been quite favorable.

     Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. The carrying value of fixed maturity and short-term investments amounted to $1,188,686,000 and $1,002,042,000 at September 30, 1995 and
December 31, 1994, respectively, or approximately 76.5% and 75.6% of the investment portfolio.

     The Company's investment philosophy is to achieve a superior rate of return after taxes and maintain a high degree of safety and liquidity. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At September 30, 1995 and December 31, 1994, the Company's investments in non-investment grade and unrated fixed maturity securities were carried at $145,429,000 and $119,853,000 with market values of $145,250,000 and $119,277,000, respectively. These investments represent a total of 9.4% and 9.0% of cash and investments and 6.1% and 5.7% of total assets at September 30, 1995 and December 31, 1994, respectively.

Realized investment gains
-------------------------
     Net realized investment gains increased $4,688,000 and $7,263,000 to $5,885,000 and $9,171,000 in the third quarter and first nine months of 1995, respectively, from gains of $1,197,000 and $1,908,000 in the respective periods of 1994. Realized investment gains in the third quarters of 1995 and 1994 are net of $1,300,000 and $44,000, respectively, of provisions for losses on securities deemed to be other than temporarily impaired. Such provisions were $2,800,000 and $1,132,000 for the nine-month periods ended September 30, 1995 and 1994, respectively. Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors.

EXPENSES AND OTHER

Operating ratios
----------------
     The ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") was 67.4% and 68.9% in the third quarter and first nine months of 1995, respectively, compared to 71.5% and 72.6% in the corresponding periods of 1994. The decrease in the 1995 loss ratios was attributable to improvements in both the Regional Operations and Reinsurance/Special Programs segments. Adverse development of prior years' losses amounted to $12,159,000 in the first nine months of 1995 compared with $13,557,000 in the first three quarters of 1994. Management believes that the Company's reserves for losses and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred.

     The loss ratio for the Regional Operations segment was 60.2% in the 1995 third quarter and 67.7% in the 1994 third quarter. In the first nine months of 1995 the loss ratio was 62.7% as compared to 67.5% in 1994. These decreases reflect the continued success of the Company's service oriented approach for workers compensation insurance, and the growth in high-deductible policies where experience has been favorable.

     The third quarter 1995 and 1994 loss ratios for Reinsurance/Special Programs amounted to 73.1% and 74.0%, respectively. The loss ratios for the nine-month periods ended September 30, 1995 and 1994 were 73.5% and 76.1%, respectively. The improvement in the 1995 loss ratios for this segment is primarily the result of favorable loss experience for DPIC and the cancellation of two Connecticut Specialty programs which had unfavorable loss experience in 1994.

    The ratio of deferred policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") was 28.9% in the first nine months of 1995 as compared to 27.0% in 1994. The increase in the expense ratio in 1995 is attributable to a number of factors including opening offices in new territories, a change in the mix of business toward policies with lower premiums and losses relative to policyholder servicing expenses and general inflationary increases in fixed operating expenses. The ratio of policyholders' dividends to premiums earned (the "dividend ratio") was 2.5% and 1.9% in 1995 and 1994, respectively. The combined ratio was 100.3% in the first nine months of 1995 and 101.5% for the same period of 1994.

Interest expense
----------------
     Interest expense increased to $4,447,000 in the third quarter of 1995 versus $3,439,000 in 1994, and to $11,481,000 in the first nine months of 1995 from $10,204,000 in 1994. The increases of 29.3% and 12.5%, respectively, are due to higher average debt outstanding after the issuance of $100,000,000 of Senior Notes by Orion on July 17, 1995.

Other expenses
--------------
     Other expenses were $9,954,000 and $15,264,000 in the three-month and nine-month periods ended September 30, 1995, respectively, versus $1,452,000 and $5,011,000 in the respective 1994 periods. The increases in both other income and other expenses for 1995 are primarily attributable to the inclusion of the revenue and expenses of McGee after it was acquired by the Company on June 30, 1995.

Equity in earnings of affiliates
--------------------------------
     Equity in earnings of affiliates includes the Company's portion of earnings from Guaranty National and Intercargo. Earnings of $303,000 and $825,000 were recorded from the Intercargo investment in the third quarter and first nine months of 1995, respectively, while a loss of $4,000 and earnings of $68,000 were recorded for Intercargo in the respective 1994 periods. The Company's portion of Guaranty National's net earnings was a loss of $2,016,000 for the third quarter and earnings of $3,279,000 for the first nine-months of 1995, and earnings of $2,581,000 and $8,647,000 for the corresponding periods of 1994, based on Guaranty National's loss of $4,113,000 and earnings of $5,167,000 for the third quarters of 1995 and 1994, respectively, and earnings of $6,506,000 and $17,312,000 for the nine-month periods ended September 30, 1995 and 1994, respectively. Guaranty National's gross premiums written increased to $319,056,000 for the first nine months of 1995 from $274,137,000 for the 1994 period. Guaranty National's overall combined ratio was 105.4% and 97.2% for the first three quarters of 1995 and 1994, respectively. The loss incurred by Guaranty National in the third quarter of 1995, and the higher loss ratio for this quarter, are due to Guaranty National strengthening its loss reserves in response to adverse claim trends in the first half of the year. Decisive measures have been initiated by Guaranty National to improve results, including tightening underwriting standards and rate increases.

     In June 1995 Guaranty National sold 1,550,000 shares of its common stock in an offering under Regulation S of the Securities Act of 1933, as amended. The Company converted $8,667,000 of Guaranty National subordinated notes into 550,000 shares of Guaranty National common stock at $15.75 per share based on the net price received from the offering. The Company also agreed to convert its remaining $12,229,000 of Guaranty National subordinated notes into 776,098 shares of common stock, subject to Guaranty National shareholder approval which was received on October 30, 1995, thereby increasing the Company's ownership of Guaranty National from 46.2% to 49.0%. The sale of stock and conversion of the subordinated notes increased the stockholders' equity of Guaranty National and facilitated the procurement of financing for Guaranty National's acquisition of Viking Insurance Holdings, Inc. in July 1995.

Federal income taxes
--------------------
     Federal income taxes on pre-tax operating results and the related effective tax rates amounted to $5,388,000 (23.8%) and $5,015,000 (24.7%) in the third quarters of 1995 and 1994, respectively. The corresponding amounts for the first nine months of 1995 and 1994 were $15,559,000 (23.6%) and $12,467,000 (23.7%), respectively. The Company's effective tax rate is less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities increased by $4,052,000 for the first nine months of 1995 from $106,097,000 in 1994 to $110,149,000 in 1995.
Cash flow for 1995 included a disbursement of $7,800,000 under a retrospectively rated program written by DPIC. In 1994 operating cash flow included a $10,223,000 receipt from DPIC's discontinuation of a reinsurance contract. Excluding these one-time items, operating cash flow increased approximately $22,100,000 from 1994 to 1995. This increase was the result of an increase in premiums collected, net investment income received and lower paid losses, offset in part by higher payments for policy acquisition costs.

     Cash used in investment activities increased to $156,747,000 for the first nine months of 1995 from $85,270,000 in 1994. Cash is used in investment activities primarily for purchases of investments, which are funded by maturities and sales of investments, as well as by the net cash from positive operating cash flows and after cash provided by or used in financing activities. In June 1995 Orion paid $22,000,000 in cash plus acquisition costs to acquire McGee (see discussion above).

     Cash provided by financing activities was $46,933,000 for the first nine months of 1995 and cash used in financing activities during the same period of 1994 was $21,932,000. Orion borrowed $12,000,000 under its bank line of credit in June 1995 to finance part of the McGee acquisition. In July 1995 Orion issued $100,000,000 of senior debt (discussed below) and repaid all of its outstanding bank debt. Cash was used in both 1994 and 1995 for dividend payments, scheduled debt repayments and to repurchase Orion's common stock. Orion increased its quarterly dividend rate by 11.1% in the third quarter of 1994 and by 15.0% in 1995's third quarter.

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

     Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $141,662,000 and $96,572,000 at September 30, 1995 and December 31, 1994,
respectively. Orion's insurance subsidiaries had consolidated policyholders' surplus of $520,709,000 at September 30, 1995 and $458,676,000 at December 31,
1994, and statutory operating leverage ratios of trailing twelve months net premiums written to policyholders' surplus of 1.4:1 at September 30, 1995 and 1.6:1 at December 31, 1994.

     On July 17, 1995, Orion issued 7 1/4% Senior Notes due 2005 with a face value of $100,000,000 in a public offering pursuant to a shelf registration filed with the Securities and Exchange Commission in 1994. The senior notes issued are non-callable to maturity, and were sold at 99.23% of par to yield 7.36% per annum. The net proceeds from the offering were approximately $98,113,000, of which $46,500,000 was used to repay all of Orion's debt under its bank loan agreement. The balance is available for general corporate purposes.

     The Company repurchased 22,140 shares of its common stock at an aggregate cost of $885,000 in the first nine months of 1995. The Company's remaining stock purchase authorization from its Board of Directors amounted to $1,292,000 at September 30, 1995. On October 31, 1995, the Board of Directors authorized an additional $5,000,000 for the stock repurchase program. Since September 30, 1995, the Company repurchased an additional 22,000 shares for $912,000. The remaining authorization as of October 31, 1995 is $5,380,000.

                       PART II.  OTHER INFORMATION


Items 1 - 4.
--------------------------
None.



Item 5.  Other Information
---------------------------

On November 2, 1995, the terms of a Stipulation and Consent Order between the Department of Insurance of the State of California ("the Department") and the Company were adopted by the Commissioner of the Department. Pursuant to that order, the Company has no premium rollback liability under Proposition 103. Further, the Department acknowledged that premium rates charged by the Company in California since the passage of Proposition 103 have been in compliance with the requirements of the California Insurance Code.



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


                                   ORION CAPITAL CORPORATION



Date:  November 3, 1995       By: /s/ Alan R. Gruber
                                ---------------------------------
                                 Chairman of the Board

                                 and Chief Executive Officer




Date:  November 3, 1995       By: /s/ Daniel L. Barry
                                ----------------------------------
                                 Vice President, Controller

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