Form 10-K
period 1995-12-31
ORION CAPITAL CORP
filed 1996-03-19
CIK 74931

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------

                                 FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended        Commission file number
              December 31, 1995                    1-7801
                              ----------------
                         ORION CAPITAL CORPORATION
           (Exact name of registrant as specified in its charter)

                Delaware                            95-6069054
         (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)           Identification Number)

         600 Fifth Avenue, New York, NY               10020-2302
         (Address of principal executive offices)      (Zip Code)

         Registrant's telephone number, including area code:  212-332-8080

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

                9 1/8% Senior Notes due September 1, 2002
                7 1/4% Senior Notes due July 15, 2005
                             (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

     The aggregate market value of the voting stock of the registrant held by non-affiliates was $619,689,366 as of March 14, 1996.

     As of March 14, 1996, 13,890,8064 Shares of Common Stock, $1.00 par value, of registrant were outstanding exclusive of shares held by registrant and its subsidiaries.
                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III is incorporated by reference from registrant's definitive proxy statement for its Annual Meeting to be held on June 5, 1996. Registrant intends to file the proxy material, which involves the election of directors, not later than 120 days after the close of its fiscal year.

                                  PART I
 ITEM 1.  BUSINESS

     Orion Capital Corporation ("Orion") is a property and casualty insurance holding company. Orion's insurance subsidiaries and affiliates are authorized to underwrite and sell most types of property and casualty insurance. Orion's insurance businesses are concentrated in niche insurance markets, particularly workers compensation, professional liability, nonstandard automobile insurance and underwriting ocean marine, inland marine and property insurance through underwriting pools. (Orion and its wholly-owned subsidiaries are referred to collectively as the "Company.") The Company provides workers compensation insurance products through the EBI Companies. The Company sells its professional liability insurance through the DPIC Companies and writes other specialty property and casualty insurance, principally through Connecticut Specialty Insurance Group ("Connecticut Specialty"). The Company also writes assumed reinsurance through SecurityRe Companies. Additionally, the Company provides underwriting management and related services through Wm. H. McGee & Co., Inc. ("McGee").

    The Company participates in the nonstandard commercial and personal automobile insurance business through its slightly less than 50% interest in Guaranty National Corporation ("Guaranty National"). (Guaranty National and its wholly-owned subsidiaries are referred to collectively as the "Guaranty National Companies.") Guaranty National is an independent publicly-held company and, except for certain services contractually provided, is not managed by the Company. Five of the eleven members of Guaranty National's board of directors are also members of Orion's board of directors.

     The Company also owns approximately 20% of the outstanding common stock of Intercargo Corporation ("Intercargo"), an insurance holding company whose subsidiaries specialize in international trade and transportation coverages. In February, 1995, the Company and Intercargo reached an agreement which permits the Company to purchase additional shares from time to time, to bring its ownership up to 24.9% of Intercargo's outstanding common stock. Intercargo operates as an independent company. One member of Intercargo's seven-member board of directors is selected by Orion.

     On June 30, 1995, Orion purchased all the capital stock of McGee from Sun Alliance Group plc for $22,000,000 in cash. McGee has been underwriting ocean marine, inland marine and property insurance on behalf of the insurance companies it represents for over 108 years. Orion's subsidiary, Security Insurance Company of Hartford, has been represented by McGee for over a
century.   McGee provides all related services in connection with this business, including policy issuance, claim settlement, accounting and placement of reinsurance. Operations are conducted in the United States, through its head office in New York and twenty branch offices throughout the country. Activities in Canada, Bermuda and Puerto Rico are managed by McGee's subsidiaries located in those jurisdictions and they perform substantially similar services.

     On July 17, 1995, Orion issued 7 1/4% Senior Notes due July 15, 2005 (the "7 1/4% Senior Notes") with a face value of $100,000,000 in a public offering pursuant to a shelf registration filed with the Securities and Exchange Commission in 1994. The 7 1/4% Senior Notes issued are non-callable to maturity and were sold at 99.23% of par to yield 7.36% per annum. The net proceeds from the offering were approximately $98,113,000, of which $46,500,000 was used to repay all of Orion's debt under its bank loan agreement. The balance is available for general corporate purposes.

     The only securities Orion currently has outstanding are its Common Stock, 9 1/8% Senior Notes due September 1, 2002 (the "9 1/8% Senior Notes") and the 7 1/4% Senior Notes. The reconfiguration and simplification of Orion's debt and capital structure over the past several years has enabled the Company to take advantage of generally lower interest rates, decrease the cost of its capital and eliminate debt sinking fund payments until maturity of the 9 1/8% Senior Notes and 7 1/4% Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Orion was incorporated under the laws of the State of Delaware in 1960. The Company's principal executive offices are located at 600 Fifth Avenue, New York, New York 10020, and its telephone number is (212) 332-8080. The home office of all the Company's wholly-owned insurance subsidiaries is located at 9 Farm Springs Drive, Farmington, Connecticut 06032. The head office of McGee is located at Four World Trade Center, New York, New York 10048.

     The Company's insurance, brokerage and management subsidiaries are licensed to transact business throughout the United States and in all Canadian provinces. They obtain substantially all of their business from approximately 3,000 independent insurance agents and brokers. The Company has approximately 2,200 employees, substantially all of whom are employed in the Company's insurance-related operations.

     For segment reporting purposes, the operations of the Company are reported as four segments. The insurance operations of the Company are treated as three segments: Regional Operations, Reinsurance/Special Programs and the Company's interest in the Guaranty National Companies. Guaranty National's operations were reported on a consolidated basis from 1988 through November 20, 1991 (when the Company owned 100% of Guaranty National) and have been reported on the equity accounting basis since then. The miscellaneous activities of the parent holding company and various incidental subsidiaries not involved in insurance-related activities are reported as a fourth segment under the heading "Other."

     Regional Operations provides workers compensation insurance products through the EBI Companies. The EBI Companies underwrite and sell workers compensation insurance through independent agents and brokers and also offer alternative workers compensation services and products. Regional Operations' results include the declining costs associated with the run-off of the Company's commercial multiple peril insurance business, which was discontinued in 1988. Reinsurance/Special Programs includes the DPIC Companies, which market professional liability insurance; Connecticut Specialty, which underwrites and sells specialty insurance programs through independent agents and general agents; SecurityRe Companies, which write reinsurance; McGee, an underwriting management company that specializes in ocean marine, inland marine and property insurance; and a 20% interest in Intercargo, which specializes in international trade and transportation coverages. The Guaranty National Companies write nonstandard commercial and personal automobile insurance, general liability insurance, surplus lines commercial property and casualty insurance and collateral protection insurance. The business of Orion's other subsidiaries, all of which are insubstantial, as well as the miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of Orion itself, are reported as a fourth segment.

     Net earnings for 1995, 1994 and 1993 amounted to $67,622,000, $55,245,000 and $68,813,000 or $4.77, $3.85 and $4.69 per share, respectively, based on weighted average common shares outstanding of 14,187,000 in 1995, 14,348,000 in 1994 and 14,598,000 in 1993. Earnings in 1993 include a benefit of $11,825,000, or $.81 per share, from the cumulative effect of changes in accounting principles. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following tables present condensed financial information showing revenues, pre-tax earnings (loss) and other financial data and ratios of the Company's four segments for each of the three years in the period ended December 31, 1995. Identifiable assets, by segment, are included in Note N to the Consolidated Financial Statements, "Industry Segment Information."

                                                 Year Ended December 31,
                                             -------------------------------
                                               1995       1994       1993
                                               ----       ----       ----
                                                      (000s omitted)
REVENUES:
  Regional Operations -
    Premiums earned .......................  $322,098   $278,040   $266,373
    Net investment income .................    35,750     29,287     33,760
    Realized investment gains .............     4,636      1,246      4,153
    Other income ..........................       188        239          -
                                             --------   --------   --------
      Total Regional Operations ...........   362,672    308,812    304,286
                                             --------   --------   --------

  Reinsurance/Special Programs -
    Premiums earned .......................   426,905    413,183    351,031
    Net investment income .................    59,584     53,209     55,500
    Realized investment gains .............     7,781      2,191      6,706
    Other income ..........................    13,564        575        915
                                             --------   --------   --------
      Total Reinsurance/Special Programs ..   507,834    469,158    414,152
                                             --------   --------   --------
  Other ...................................     3,774      2,977      1,717
                                             --------   --------   --------
                                             $874,280   $780,947   $720,155
                                             ========   ========   ========

EARNINGS (LOSS):
  Regional Operations .....................  $ 57,830   $ 42,514   $ 34,025
  Reinsurance/Special Programs ............    43,241     34,117     44,032
 Guaranty National Companies .............     4,466     11,244      9,509
                                             --------   --------   --------
    Total property and casualty operations.   105,537     87,875     87,566
  Other ...................................   (17,502)   (16,329)   (15,061)
                                             --------   --------   --------
                                               88,035     71,546     72,505
  Federal income taxes ....................   (20,413)   (16,301)   (15,517)
  Cumulative effect of adoption of new
    accounting principles .................         -          -     11,825
                                             --------   --------   --------
    Net earnings ..........................  $ 67,622   $ 55,245   $ 68,813
                                             ========   ========   ========











     The following table sets forth, on a consolidated basis, certain insurance ratios for the Company:
                                                  Year Ended December 31,
                                             --------------------------------
                                               1995        1994        1993
                                               ----        ----        ----
  Loss and loss adjustment expenses to
    premiums earned .......................    68.4%       72.1%       74.4%
  Policy acquisition and other insurance
    expenses to premiums earned ...........    29.0        27.0        26.8
                                              -----       -----       -----
    Total before policyholders' dividends..    97.4        99.1       101.2
  Policyholders' dividends to premiums
    earned ................................     2.9         2.1         2.0
                                              -----       -----       -----
    Total after policyholders' dividends ..   100.3%      101.2%      103.2%
                                              =====       =====       =====

     The Company's insurance subsidiaries include eight active wholly-owned insurance companies, as well as a wholly-owned reinsurance underwriting management company, an insurance management company, service companies and insurance brokerage firms. One or more of Orion's insurance subsidiaries is licensed and transacts business in each of the 50 states of the United States, the District of Columbia and all provinces of Canada. In 1995, approximately 13.9% of the direct premiums written by the insurance subsidiaries was generated in Pennsylvania, 8.0% in Wisconsin and, in the aggregate, an additional 19.1% was generated in the states of Texas, California and Illinois. The primary line of business in Pennsylvania, Wisconsin, Texas and Illinois was workers compensation. California's primary line was architects and engineers professional liability insurance. The following table shows the geographical distribution of direct insurance premiums written by the Company in 1995, 1994 and 1993:

              Geographical Distribution of Direct Premiums Written

                                     Year Ended December 31,
                      ---------------------------------------------------
State                    1995    Pct.      1994    Pct.      1993    Pct.
-----                    ----    ----      ----    ----      ----    ----
                            (000s omitted - except for percentages)
Pennsylvania .......  $110,993   13.9%  $ 79,031   11.5%  $ 74,066   11.4%
Wisconsin ..........    64,090    8.0     60,108    8.7     56,209    8.7
Texas ..............    62,426    7.8     53,439    7.7     45,050    7.0
California .........    45,308    5.7     60,313    8.7     60,675    9.4
Illinois ...........    44,494    5.6     34,285    5.0     28,690    4.4
All others (1) .....   471,973   59.0    404,317   58.4    382,736   59.1
                      --------  -----   --------  -----   --------  -----
                      $799,284  100.0%  $691,493  100.0%  $647,426  100.0%
                      ========  =====   ========  =====   ========  =====

(1) In 1995, no other single state or country accounts for more than 5% of total direct premiums written.

     For 1995, 47.0% of the Company's net premiums written was derived from workers compensation insurance written primarily in thirteen selected states (including all states listed in the preceding table except California); 27.8% related to liability insurance other than automobile, primarily professional liability insurance; 13.0% came from automobile insurance (not including premiums written by Guaranty National Companies); and 6.5% was from marine insurance coverages. No other line of business contributed in excess of 5% to 1995 net premiums written. The following table shows premiums written for the Company, net of reinsurance, by major statutory lines of business:

                            Net Premiums Written

                                        Year Ended December 31,
                        ------------------------------------------------------
                          1995     Pct.      1994     Pct.      1993     Pct.
                          ----     ----      ----     ----      ----     ----
                                (000s omitted - except for percentages)
Workers compensation .. $355,691   47.0%   $305,157   42.9%   $311,150   49.0%
Liability other than
  automobile ..........  210,679   27.8     199,214   28.0     145,493   22.9
Commercial automobile .   64,874    8.6      73,596   10.3      61,798    9.7
Marine ................   49,152    6.5      30,323    4.3      10,500    1.6
Private passenger
  automobile ..........   33,161    4.4      62,590    8.8      72,286   11.4
Commercial multiple
  peril ...............    5,654     .7       8,701    1.2       9,028    1.4
All others ............   38,225    5.0      32,474    4.5      25,331    4.0
                        --------  -----    --------  -----    --------  -----
                        $757,436  100.0%   $712,055  100.0%   $635,586  100.0%
                        ========  =====    ========  =====    ========  =====

                          REGIONAL OPERATIONS

     The Regional Operations segment is comprised primarily of the EBI Companies, which provide traditional workers compensation insurance as well as alternative workers compensation services and products. During 1995, Nations' Care, Inc., the Company's subsidiary which provided alternative workers compensation products, was reintegrated with the EBI Companies' operations. Through the addition of alternative products and pricing approaches to workers compensation operations, the EBI Companies expect to extend the length of their client relationships and further expand their presence in the workers compensation market.

     From 1990 through 1995, the EBI Companies' net premiums written have accounted for almost all of the premium volume of the Regional Operations segment. The EBI Companies devote substantially all of their resources to underwriting and selling workers compensation insurance through independent agents and brokers. The EBI Companies have a competitive edge stemming from their service oriented approach. They rank among the 25 largest writers of workers compensation insurance in the United States based on net premiums written.

     Regional Operations staffs its offices with underwriters, field production representatives, claims and loss control representatives, medical and rehabilitation experts and other technical and administrative personnel. The EBI Companies' specialized approach is founded upon a team concept under which loss control and claims management personnel have significant direct involvement in account selection and in underwriting each policy. Upon acceptance of each new account, an EBI Companies team begins to work with the insured and its employees to identify the factors that influence their insurance costs. The EBI Companies approach to underwriting is not merely to evaluate the risk but to attempt to reduce the likelihood of loss through loss control services. During the policy term, an EBI team continues to provide services designed to reduce the frequency and severity of injuries. In late 1994, the EBI Companies introduced the concept of "Zero Accident Culture" (service mark), which focuses insureds on creating an accident free work environment. With a desire to influence and impact the work place environment in order to reduce losses, the EBI Companies concentrate their efforts on single-location insureds, such as small to medium-sized manufacturers, and selected service businesses, such as nursing homes and hospitals. These businesses are generally small enough not to have their own risk management staffs but are large enough to benefit from the EBI Companies' cost-reduction services.

     Alternative workers compensation products and services are designed to capitalize on the Company's expertise acquired from its service oriented and team approach to traditional workers compensation. The EBI Companies apply those skills to writing workers compensation for large accounts, accounts with large deductibles and other insurance products. They also offer consulting and administrative services to self-insured workers compensation programs and emphasize cost effective loss control and claims management consulting services.

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

     The EBI Companies has recorded solid underwriting results for the past few years which has led them to continue a plan of geographic expansion. Always selective about the states in which they operate, EBI Companies' expansion strategy is to anticipate reform initiatives in various states and establish a foothold in such new markets before reform benefits are realized. The EBI Companies are thus able to gain a reputation for service and effective control before such markets attract the more traditional workers compensation companies.

     Approximately 760 independent agents and brokers produced substantially all of the direct business written in 1995 by the EBI Companies. All of such agents and brokers receive commissions on the sale of insurance. No single independent agent or broker contributed more than 5% of this segment's net written premiums. The agents and brokers provide a broad range of insurance services to the public within their local areas, operate as independent contractors and generally represent other insurers as well.

                        REINSURANCE/SPECIAL PROGRAMS

     The Company's Reinsurance/Special Programs segment is comprised of five components: DPIC Companies, Connecticut Specialty, SecurityRe Companies, McGee and the Company's 20% equity interest in Intercargo Corporation. All of such components concentrate in highly specialized lines of business in the property and casualty insurance field.

     DPIC
     ----

     DPIC Companies write professional liability insurance for architects, engineers, accountants and lawyers. They are the second largest underwriter of architect and engineer liability insurance in North America.


     DPIC Companies' operations are organized to be directly aligned with their various client groups. The architects and engineers underwriting unit is divided into three divisions: Architects, Engineers and Special (large accounts) Risks. Each division is staffed with underwriters and other professionals who focus on a specific discipline thus enabling them to develop programs to address the unique issues facing their clients.

     DPIC Companies also market the Accountants Professional Liability System (A/pls+) (registered mark), a program of professional liability insurance analogous to their architects and engineers products, for selected medium-sized certified public accounting firms. In 1994, DPIC Companies introduced the Lawyers Professional Liability System, a similar program for preferred law firms.

     Professional liability insurance covers liability arising out of alleged negligent performance of professional services. Underwriting and claims management require a high level of knowledge and expertise. In an attempt to limit risk exposure, DPIC Companies' specialized underwriters evaluate a great number of factors, including the experience of an applicant firm's professional personnel, the loss history of the firm, the employees covered, the type of work performed and the firm's utilization of suggested loss prevention measures. DPIC Companies use a premium credit incentive program to encourage insureds to participate in their liability education programs and to use other loss prevention practices, such as "limitation of liability" clauses in contracts with their clients.

     In most jurisdictions the coverage offered by DPIC Companies is on a "claims-made reported" policy form, a form which generally insures only those claims reported by the insured during the policy term. DPIC Companies generally use a policy form under which defense costs, primarily legal fees, are limited by their inclusion within the insured's stated policy limits. This policy form has had a favorable impact in controlling legal costs. DPIC Companies' specialized claims staff, located in eight offices in the United States and Canada, stresses early intervention in disputes to avoid litigation whenever possible. DPIC Companies have pioneered the use of alternative dispute resolution ("ADR") methods to promptly resolve disputes. DPIC Companies' "Mediation Works" program has been particularly successful offering incentives to insureds who agree to mediate disputes. Currently, approximately one third of all open claims are in mediation or some other form of ADR. Management believes that the use of such methods has had a beneficial impact on DPIC Companies' operating results.

     DPIC Companies market their products through 53 specialized agencies, each highly knowledgeable about risk management for the professions served and about DPIC Companies' loss prevention programs. Management believes that this "value added" approach is the reason why DPIC Companies have experienced a high customer retention rate (averaging over 90% for the ninth consecutive year) and why they are less vulnerable to price competition. The agents participate in continuing education programs sponsored by DPIC Companies and are active in their clients' professional societies.

     Connecticut Specialty.
     ----------------------

     Connecticut Specialty currently administers the operation of approximately two dozen specialty programs written through general agents. The specialized coverages include workers compensation and brownwater marine insurance, as well as various liability coverages for the trucking industry. Connecticut Specialty finds opportunity in commercial niches, utilizing general agents not only as an efficient and ready-made means of distribution but drawing upon their established expertise and contacts. Connecticut Specialty also develops its own expertise in order to supplement the contributions of its general agents. Connecticut Specialty has developed a methodology for judging opportunities that stresses the knowledge and quality of the general agent and the unique aspects of the type of coverage or class of business being underwritten in order to provide a competitive advantage.

     Connecticut Specialty defines a "program" as the writing of risks in a class of business not widely pursued, utilizing forms, coverage, pricing methodologies and risk management techniques tailored to the needs of the customer. While the average program premium size is $7,500,000, a few programs are larger, such as long-haul and intermediate truck liability,workers compensation for underground coal mines, brownwater marine, and multi-line coverage for volunteer firefighters.

     Connecticut Specialty has formed strategic alliances with what it believes are knowledgeable and well respected general agents in the specialty insurance field. Each of its general agents has superior knowledge of its markets and has earned customer loyalty by providing quality services and support.

     Connecticut Specialty utilizes a profit-sharing approach in writing its special programs whereby minimal profits are earned by the general agent until the program is profitable. Connecticut Specialty closely monitors its programs throughout their existence to ensure that profit potential is maximized.

     The specialty nature of Connecticut Specialty's business provides some insulation against the competitive pressures of the overall insurance market. Enhanced automation designed for each general agent promotes efficiency and effectiveness for both the agent and Connecticut Specialty. This exclusive relationship with the general agent creates a competitive advantage in the insurance marketplace and also directly impacts the cost of entry by competitors. Connecticut Specialty's ability to exit and enter markets rather quickly is an added competitive advantage.

     SecurityRe Companies.
     ---------------------

     The Reinsurance/Special Programs segment also participates in facultative and treaty reinsurance throughout the United States through SecurityRe Companies. SecurityRe Companies underwrite a diverse book of primarily casualty business, using reinsurance intermediaries, with exposures largely concentrated in the domestic market. SecurityRe Companies' premiums in recent years have been principally concentrated in the treaty segment reinsuring small to medium-sized regional and specialty companies in various lines of business (primarily automobile and commercial coverages). Facultative coverage is provided on an excess of loss basis for casualty and property exposures. Careful underwriting by SecurityRe ensures that only select risks are bound so that exposure to loss is minimized. The largest net amount insured by SecurityRe is $1,000,000. Adherence to strict underwriting guidelines and value-added services to clients make SecurityRe very competitive in the marketplace.

     McGee.
     ------

     On June 30, 1995, the Company acquired McGee, a leading ocean marine, inland marine and property insurance underwriter. McGee has been in business since 1887. Security Insurance Company of Hartford ("Security"), a subsidiary of the Company, has been represented by McGee since 1894. McGee provides all related services in connection with this business, including policy issuance, claim settlement, accounting and placement of reinsurance. Operations are conducted in the United States, through its head office in New York and twenty branch offices throughout the country. Activities in Canada, Bermuda and Puerto Rico are managed by McGee's subsidiaries located in those jurisdictions and they perform substantially similar services.

      Each insurer represented by McGee participates in either the United States or Canadian Inter-Office Reinsurance Agreement (the "McGee Pools"). It is through these underwriting pooling agreements that premiums and risk are allocated among the various insurers. The insurers participating in the McGee Pools and the percentage allocated to each insurer is reviewed and revised annually. The current Pool participants have an average tenure of 47 years. Security is a participant in both the United States and Canadian Pools. For the year ending December 31, 1995, McGee underwrote approximately $102,800,000 in net premiums on behalf of the insurers participating in the McGee Pools. The Company's participation in the United States pool was 6%, 7% and 14.5% in 1993, 1994 and 1995, respectively. Participation in the Canadian pool was 10% in 1993 and 1994 and 15% in 1995. Pursuant to the terms of the McGee Purchase Agreement, the Company has agreed to increase its rate of participation for 1996 to 37% in the United States and approximately 49% in Canada. In 1997, the Company's participation in both McGee Pools will increase by an additional 10.5% and, at the Company's option, may increase by a further 6%.

     McGee, as an underwriting manager, does not directly solicit business from insureds but instead relies on a production force consisting of insurance brokers and agents appointed to represent the portion of the insurers' business which McGee manages. McGee is compensated for its services by the insurers it represents based upon a combination of factors, including a percentage of the premiums written, the profitability of the business written and the management services provided.

     Intercargo Corporation.
     -----------------------

     The Reinsurance/Special Programs segment also includes the Company's 20% interest in Intercargo. Intercargo is an insurance holding company whose subsidiaries specialize in international trade and transportation coverages. Its principal product lines are U.S. Customs bonds and marine cargo insurance sold to importers and exporters through customs brokers and other service firms engaged in the international movement of goods. Intercargo operates as an independent entity and a pro rata share of any profit or loss is reflected in the Company's consolidated financial statements, based on the Company's equity interest in Intercargo. In February 1995, the Company and Intercargo reached an agreement which permits the Company to purchase additional shares from time to time, to bring the Company's ownership up to 24.9% of Intercargo's outstanding common stock.

GUARANTY NATIONAL COMPANIES

     The Company participates in nonstandard commercial and personal automobile insurance and surplus lines insurance through its interest in Guaranty National. Based in Englewood, Colorado, the Guaranty National Companies underwrite and sell specialty property and casualty coverages which are not readily available in traditional insurance markets. Guaranty National became a publicly held company with its stock listed on the New York Stock Exchange when the Company sold slightly more than half of the outstanding common stock of Guaranty National in a public offering in 1991.

     Approximately 84% of the Guaranty National Companies' net written premiums during 1995 was derived from writing personal and commercial automobile insurance. Other types of insurance products sold by Guaranty National Companies are general liability, commercial multi-peril, umbrella and
property.   Guaranty National Companies have historically focused their operations on the nonstandard markets. Nonstandard risks require specialized underwriting, claims management and other skills and experience. Guaranty National Companies' expertise and market position have allowed them to generate an underwriting profit in eight of the last nine years.

     Guaranty National Companies' personal lines unit principally writes nonstandard automobile insurance, insurance for drivers usually unacceptable to other insurers for, among other reasons, adverse driving or accident history, age or vehicle type, and is sold primarily in the Western and Midwestern regions. Guaranty National's commercial lines unit writes commercial automobile insurance, which covers policyholders such as local and intermediate trucking, garages, used car dealers, public and private livery, and artisan contractors. Other commercial lines coverage includes property (for example, motor-truck cargo), general liability (for example, contractors and fuel-convenience stores), standard umbrella insurance, standard commercial packages and other commercial coverages. Guaranty National also markets collateral protection insurance, primarily insuring automobiles pledged as security for loans for which the borrower has not maintained physical damage coverage as required by the lender. Such business represents 12% of Guaranty National Companies' gross written premiums for 1995.

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

    On July 18, 1995 Guaranty National acquired all the capital stock of Viking Insurance Holdings, Inc. ("Viking") from Talegen Holdings, Inc., a Xerox Financial Services company, for total consideration of $102,700,000 (subject to certain adjustments). Viking is the parent company of Viking Insurance Company of Wisconsin and other affiliated companies which specialize in providing nonstandard personal automobile insurance. Headquartered in Madison, Wisconsin, Viking writes business primarily in California and 17 other western and midwestern states.

     Guaranty National financed the acquisition of Viking by selling 1,550,000 shares of its common stock in a European offering at a net price per share of $15.76, converting $20,896,000 of outstanding notes held by the Company into 1,326,128 shares of Guaranty National common stock at a conversion price of $15.76 per share, and utilizing a portion of a new $110,000,000 credit facility from a group of lending banks. The Company's conversion of Guaranty National notes into 1,326,128 shares of common stock restored the Company to its previous ownership level of slightly less than 50% of Guaranty National, after the increase in the number of shares outstanding resulting from Guaranty National's European offering.

     Guaranty National and its subsidiaries have entered into a series of agreements with the Company. One of these agreements is a shareholder agreement pursuant to which the Company has the right to designate three members of Guaranty National's board, including the Chairman of the Board, for so long as the Company beneficially owns 30% or more of Guaranty National. Under the shareholder agreement, the Company also has a right until 1997 to require Guaranty National to register under the Securities Act of 1933 all or part of the shares of common stock it continues to hold. In addition, the Company's insurance subsidiaries and the Guaranty National Companies also entered into certain reinsurance agreements and a trade name agreement. Orion and Guaranty National have signed an investment management agreement pursuant to which most of the Guaranty National Companies' investment portfolio, including that of Viking, is managed by Orion's investment managers (under the direction and supervision of Guaranty National). Orion was paid a fee of $550,000 per year prior to Guaranty National's acquisition of Viking in July 1995, after which the fee was increased to $650,000 per year. The investment management agreement continues for annual periods, unless terminated by either party upon 90 days prior written notice.

                         INSURANCE INDUSTRY CHARACTERISTICS
Loss Reserves
-------------

      The Company establishes reserve liabilities for reported losses, incurred but not reported ("IBNR") losses, and claim settlement and administration expenses. Reserves for reported losses and loss adjustment expenses are estimates of the ultimate costs of claims incurred but not settled. IBNR loss reserves are estimates for both unreported claims and additional development of previously reported claims. Reserves are primarily based on the circumstances surrounding each claim, the Company's historical experience with losses arising from claims not yet reported and the particular experience associated with the line of business and type of risk involved. Consideration is also given to expected changes in costs for property, repairs to property, medical care, litigation and other legal costs, and vocational rehabilitation. The Company regularly monitors the factors affecting its reserves to better control claim costs, which also provides a base of information to reevaluate reserve estimates. The reserve estimates are regularly reviewed and adjusted to consider all pertinent information as it becomes available as to the ultimate cost of losses and claims incurred. Such reevaluation is a normal, recurring activity that is inherent in the process of loss reserve estimation.

     Several methods are used for reviewing reserves, including paid and incurred loss development, and incurred claim counts and average claim costs. These methods can be subject to variability in reserve estimation for a number of reasons, including improved claims department operating procedures and accelerated claims settlement due to the use of alternate dispute resolution and expedited resolution of civil suits in litigation. Additionally, other factors that are analyzed and are considered in the determination of loss reserves include (i) claim emergence and settlement patterns and changes in these patterns from year to year,(ii) trends in the frequency and severity of paid and incurred losses, (iii) changes in policy limits and changes in reinsurance coverages, (iv) changes in the mix and classes of business, and
(v) changes in claims handling procedures as determined by discussions with claims and operating staff and through claim audits.

     Management revises its reserve estimates as appropriate and believes that the loss and loss adjustment expense reserves of the Company's insurance subsidiaries make reasonable and sufficient provision for the ultimate cost of all losses and claims incurred. However, no assurances can be given that reserve development will not occur in the future.

Accident Year Loss and Loss Adjustment Expense Analysis
-------------------------------------------------------

     Accident year is a period of exposure that is used to accumulate loss and loss adjustment experience by the year in which an incident giving rise to a claim occurs. Accident year information is used for loss reserving and in establishing premium rates. Accident year loss experience is updated in subsequent calendar years until all losses and loss adjustment expenses related to that given accident year have been settled. Accident year loss ratio relates losses associated with incidents giving rise to claims occurring within a given calendar year to premiums earned during the same calendar year. Presented below are loss reserve development tables for the five years ended December 31, 1995 prepared in accident year format.

     For each accident year, the following table presents premiums earned, and the provision for loss and loss adjustment expenses as a percentage of premiums earned (the "loss ratios") as established in the initial accident year and cumulative as of December 31, 1995:

                                           Loss and Loss Adjustment
Accident            Premiums                  Expense Development
                                      -------------------------------
  Year               Earned              Initial              Cumulative
--------            --------             -------              ----------
                 (000s omitted)
1991                $701,386              67.7%                 64.3%
1992                 560,205              71.0                  69.3
1993                 617,404              70.4                  71.8
1994                 691,223              69.6                  70.3
1995                 749,003              66.8                     -
     The table set forth below indicates premiums earned, the loss ratio, the ratio of policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio"), the ratio of policyholders' dividends to premiums earned (the "policyholders' dividend ratio") and the total of the ratios (the "combined ratio") at December 31, 1995:

Accident   Premiums      Loss        Expense     Policyholders'    Combined
  Year      Earned       Ratio        Ratio      Dividend Ratio     Ratio
--------   --------      -----       -------     --------------    --------
        (000s omitted)
1991       $701,386       64.3%        30.2%            2.4%         96.9%
1992        560,205       69.3         27.3             2.4          99.0
1993        617,404       71.8         26.8             2.0         100.6
1994        691,223       70.3         27.0             2.1          99.4
1995        749,003       66.8         29.0             2.9          98.7
Calendar Year Loss Reserve Analysis
-----------------------------------

     An analysis of the Company's calendar year loss and loss adjustment expense reserves net of reinsurance is presented below:

                                              Year Ended December 31,
                                       ------------------------------------
                                         1995          1994          1993
                                       --------      --------      --------
                                                  (000s omitted)
Beginning of year ..................   $891,542      $830,805      $746,298
                                       --------      --------      --------
Provision:
  Current year .....................    500,514       480,826       434,840
  Prior years ......................     11,719        17,297        24,292
                                       --------      --------      --------
                                        512,233       498,123       459,132
                                       --------      --------      --------
Payments:
  Current year .....................    146,540       134,120       125,042
  Prior years ......................    263,257       303,266       249,583
                                       --------      --------      --------
                                        409,797       437,386       374,625
                                       --------      --------      --------
End of year ........................   $993,978      $891,542      $830,805
                                       ========      ========      ========



     Cumulative reserve development, net of reinsurance, for the Company's wholly-owned insurance subsidiaries (excluding
Guaranty National Companies for all years) as of December 31, 1995 for the calendar years 1985 through 1995 is shown in the table that follows:

Year Ended December 31,  1985     1986      1987      1988      1989      1990     1991     1992     1993     1994     1995
-----------------------  ----     ----      ----      ----      ----      ----     ----     ----     ----     ----     ----
                                                               (000s omitted)
Net liability for
  unpaid loss and
  loss adjustment
  expenses..........  $294,427  $359,623  $401,677  $520,304  $602,519  $595,455 $668,467 $746,298 $830,805 $891,542 $993,978

Paid (cumulative)
  as of:
  One year later ....  226,776   211,102   178,100   236,657   281,224   261,464  240,318  249,583  303,266  263,257        -
  Two years later....  364,206   320,000   318,883   403,147   438,250   408,624  378,524  429,501  445,369        -        -
  Three years later..  436,665   409,019   414,616   488,397   526,235   493,218  484,335  514,172        -        -        -
  Four years later ..  493,399   468,971   457,182   544,449   581,880   567,068  540,325        -        -        -        -
  Five years later ..  534,321   494,838   490,973   582,527   633,413   605,039        -        -        -        -        -
  Six years later ...  550,743   518,397   515,478   624,415   660,648         -        -        -        -        -        -
  Seven years later..  571,652   537,567   551,055   643,447         -         -        -        -        -        -        -
  Eight years later..  588,050   566,205   563,977         -         -         -        -        -        -        -        -
  Nine years later ..  611,700   576,116         -         -         -         -        -        -        -        -        -
  Ten years later ...  619,077         -         -         -         -         -        -        -        -        -        -
Net liability
  reestimated as of:
  One year later ....  416,208   434,056   469,137   573,632   647,585   657,100  694,948  770,590  848,102  903,261        -
  Two years later ...  478,093   486,631   504,814   624,337   695,154   685,692  714,953  782,348  854,998        -        -
  Three years later..  527,200   517,476   548,883   658,024   722,626   705,516  732,047  785,995        -        -        -
  Four years later ..  574,073   557,124   568,114   687,818   741,789   741,096  744,251        -        -        -        -
  Five years later ..  605,513   577,977   597,103   705,475   770,359   756,522        -        -        -        -        -
  Six years later ...  623,291   604,056   610,086   733,836   788,288         -        -        -        -        -        -
  Seven years later..  645,114   611,108   637,322   747,525         -         -        -        -        -        -        -
  Eight years later..  652,011   633,723   651,402         -         -         -        -        -        -        -        -
  Nine years later ..  673,417   650,303         -         -         -         -        -        -        -        -        -
  Ten years later ...  684,712         -         -         -         -         -        -        -        -        -        -

Net deficiency ...... (390,285) (290,680) (249,725) (227,221) (185,770) (161,067) (75,784) (39,697) (24,193) (11,719)       -


                                                                   -17-




     Cumulative reserve development for the Company's wholly-owned insurance subsidiaries (excluding Guaranty National Companies for all years) as of December 31, 1995 for the calendar years 1992 through 1995 is shown in the table that follows:

                                1992        1993        1994        1995
                                ----        ----        ----        ----
Gross liability .....        $1,081,396  $1,140,403  $1,181,329  $1,274,982
Reinsurance
  recoverable .......           335,098     309,598     289,787     281,004
                             ----------  ----------  ----------  ----------
Net liability .......        $  746,298  $  830,805  $  891,542  $  993,978
                             ==========  ==========  ==========  ==========
Gross re-estimated
  liability .........        $1,091,963  $1,133,514  $1,184,498           -
Re-estimated
  recoverable .......           305,968     278,516     281,237           -
                             ----------  ----------  ----------
Net re-estimated
  liability .........        $  785,995  $  854,998  $  903,261           -
                             ==========  ==========  ==========
Gross (deficiency)
  redundancy ........        $  (10,567) $    6,889  $   (3,169)          -
                             ==========  ==========  ==========

      The preceding loss reserve development tables indicate the aggregate year-end liability for loss and loss adjustment expenses net of reinsurance, the cumulative amounts paid attributable to those reserves through December 31, 1995, the re-estimate of the aggregate liability as of December 31 of each subsequent year and the cumulative development of prior years' reserves. Information is also provided on a gross basis for 1992 through 1995. Consistent with industry practice, certain claims for long-term disability workers compensation benefits are carried at discounted values. At December 31, 1995 and 1994, long-term disability workers compensation loss reserves are carried at $56,603,000 and $51,886,000, respectively, in the consolidated financial statements at net present value using a statutory interest rate of 3.5%.

     The Company's IBNR loss and loss adjustment expense reserves and other bulk reserves for losses and loss adjustment expenses for which claim files have not been established, net of reinsurance, were $508,872,000, $438,194,000 and $336,446,000 as of December 31, 1995, 1994 and 1993, respectively.

     The following table presents the differences between loss and loss adjustment expense reserves reported in the consolidated financial statements in accordance with generally accepted accounting principles ("GAAP"), and those reported in the combined annual statement filed with state insurance departments in accordance with statutory accounting practices ("SAP"):

                                                     December 31,
                                                ----------------------
                                                    1995        1994
                                                    ----        ----
                                                    (000s omitted)
Liability on SAP basis ......................   $1,002,864  $  909,723
  Estimated salvage and subrogation
    recoveries recorded on a cash basis for
    SAP and on an accrual basis for GAAP ....      (10,381)    (14,151)
  GAAP Reinsurance payable included in SAP
    reserves ................................       (7,774)    (13,817)
  Foreign subsidiary reserves ...............        9,269       9,787
                                                ----------  ----------
Liability on GAAP basis, net of reinsurance..      993,978     891,542
Reinsurance on GAAP reserves ................      281,004     289,787
                                                ----------  ----------
Liability on GAAP basis .....................   $1,274,982  $1,181,329
                                                ==========  ==========

     During 1995, the Company strengthened loss reserves and experienced development for prior years' business based upon the Company's ongoing actuarial analysis utilizing the most current information available. The 1995 provision for prior accident year losses by major line of business is as follows:

                                            (000s omitted)
Pools and associations ....................     $  9,398
Reinsurance ...............................        6,504
Commercial multiple peril .................        6,271
Workers compensation ......................      (11,784)
Other......................................        1,330
                                                --------
                                                $ 11,719
                                                ========

     Adverse development relating to the Company's voluntary participation in various pools and associations business is generally recorded as the information is reported to the Company. The development from reinsurance relates to the Company's assumed reinsurance business in which loss and loss adjustment expense experience is indicative of the ceding companies' experience. Starting in 1983, the Company expanded its commercial multiple peril business and then significantly reduced that line of business in 1988 due to greater than expected losses. The development from the commercial multiple peril line of business primarily relates to cancelled California contractors package business, which has recently been experiencing greater claims activity, and from Connecticut Specialty, as reported losses in certain programs developed more than anticipated. The favorable development from the workers compensation line of business is the result of continued improvement from the application of risk management and loss control procedures. The other category includes the Company's professional liability program for architects and engineers and losses from a discontinued auto liability program.

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

     To reduce loss development, the Company realigned certain management responsibilities in its Regional Operations segment several years ago. Key management positions were added in that segment to further strengthen loss control and prevention, and to focus more attention towards back-to-work programs for injured workers. These factors tend to reduce loss costs and adverse development. For the design professionals liability line of business, the Company has increasingly used alternative dispute resolution techniques including the extensive use of mediation procedures to settle claims. These procedures often result in reduced litigation and other claim related expenses. The commercial multiple peril business that is being run off has a specifically designated group of claims personnel assigned who have been aggressively settling claims, resulting in an acceleration of payment patterns in more recent years.

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

Investments
-----------
     The Company derives a significant part of its income from its investments. Investments of the Company's insurance subsidiaries are made in compliance with applicable insurance laws and regulations of the respective states in which such companies are domiciled and other jurisdictions in which they conduct business. Neither Orion nor any of its non-insurance subsidiaries is constrained by investment restrictions set forth in state insurance laws.

     The Company maintains a diversified portfolio representing a broad spectrum of industries and types of securities. The Company has no significant investments in real estate, although it does own the DPIC Companies' home office building in Monterey, California and has invested in several real estate limited partnerships valued at $9,131,000 at December 31, 1995. Investments are managed to achieve a superior total return after taxes, while maintaining a proper balance of safety, liquidity, maturity and marketability. Investments are made based on long-term economic value rather than short-term market conditions. Approximately 39% of the Company's fixed maturity portfolio is invested in tax advantaged securities at December 31, 1995. Except for investments in securities of the United States Government and its agencies, the Company did not have any other investments in any one issuer that exceeded $25,000,000 at December 31, 1995.

       The Company has the ability to hold its fixed maturity investments to term since its operating cash flow and its short-term investment portfolio provide the Company with substantial liquidity. Fixed maturity investments that the Company has the positive intent to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies, or liquidity needs are classified as available-for-sale and are carried at market value, with unrealized gains and losses reflected in stockholders' equity. Equity securities are stated at market value. Both the fixed maturities and the equity investments consist primarily of readily marketable securities.

     The following table shows the composition of the investment portfolio of the Company as of December 31, 1995 and 1994, and the quality ratings for the Company's fixed maturity investments. The investments shown below are listed at their cost, market value and financial statement (book) values.

December 31, 1995          Cost            Market Value         Book Value
-----------------   ------------------  ------------------  ------------------
                             (000s omitted - except for percentages)
Fixed Maturities:
  AAA ............. $  403,434   26.5%  $  421,737   26.1%  $  415,460   25.9%
  AA ..............    232,810   15.3      248,478   15.4      244,607   15.3
  A ...............    148,950    9.8      155,697    9.7      154,801    9.7
  BBB .............     90,132    5.9       94,231    5.8       94,182    5.9
  BB ..............     55,602    3.7       55,432    3.4       55,352    3.4
  B and Below .....     47,024    3.1       46,945    2.9       47,005    2.9
  Not Rated .......     35,225    2.3       36,631    2.3       36,631    2.3
                    ----------  -----   ----------  -----   ----------  -----
    Sub-total .....  1,013,177   66.6    1,059,151   65.6    1,048,038   65.4
Equity Securities..    257,378   16.9      304,885   18.9      304,885   19.0
Other Long Term
  Investments .....     62,925    4.2       62,925    3.9       62,925    3.9
Short Term
  Investments .....    187,013   12.3      187,013   11.6      187,013   11.7
                    ----------  -----   ----------  -----   ----------  -----
                    $1,520,493  100.0%  $1,613,974  100.0%  $1,602,861  100.0%
                    ==========  =====   ==========  =====   ==========  =====

December 31, 1994
-----------------
Fixed Maturities:
  AAA ............. $  413,949   30.9%  $  390,075   29.8%  $  394,291   29.9%
  AA ..............    172,362   12.8      170,235   13.0      170,221   12.9
  A ...............    112,923    8.4      107,677    8.2      110,051    8.3
  BBB .............    104,180    7.8      100,128    7.6      101,579    7.7
  BB ..............     51,875    3.9       45,805    3.5       46,302    3.5
  B and Below .....     38,507    2.9       34,909    2.7       34,909    2.7
  Not Rated .......     39,501    2.9       40,510    3.1       40,488    3.1
                    ----------  -----   ----------  -----   ----------  -----
    Sub-total .....    933,297   69.6      889,339   67.9      897,841   68.1
Equity Securities..    250,929   18.7      264,434   20.2      264,434   20.0
Other Long Term
  Investments .....     52,564    3.9       52,564    4.0       52,564    4.0
Short Term
  Investments .....    104,201    7.8      104,201    7.9      104,201    7.9
                    ----------  -----   ----------  -----   ----------  -----
                    $1,340,991  100.0%  $1,310,538  100.0%  $1,319,040  100.0%
                    ==========  =====   ==========  =====   ==========  =====

                               Year Ended December 31,
                               -----------------------
                                  1995         1994
                                  ----         ----
Yield on average
  investments:
  Pre-tax .........               7.1%         6.5%
                                  ===          ===
  After-tax .......               5.5%         5.0%
                                  ===          ===


                                     -22-

    Included in other long-term investments on December 31, 1995 were investments in limited partnerships carried at $60,946,000. The assets of these partnerships are managed by outside entities. Individual partnerships may invest in a variety of investment vehicles, including but not limited to U.S. and foreign bonds and equities, both public and private, and real estate. Such partnerships are carried at the Company's interest in the underlying net assets of the limited partnerships. The Company's portion of the partnerships' earnings or losses are recorded in net investment income in the Company's statement of earnings. Net investment income on these partnerships was $9,065,000, $555,000 and $9,203,000 for 1995, 1994 and 1993, respectively.

          The Company strives to enhance the average return of its portfolio by investing a small percentage of it in a diversified group of non-investment grade fixed maturity securities, or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are typically unsecured, often subordinated to other debts of the issuer and are often issued by highly leveraged companies. In the non-investment grade segment of the investment portfolio, the Company maintains a high degree of diversity, with an average investment per issuer of approximately $1,545,000 at December 31, 1995. Only four such investments, aggregating $24,246,000, were in excess of $5,000,000 as of December 31, 1995.

     The Company monitors the financial stability of issuers of securities that it owns. When conditions are deemed appropriate, the Company ceases to accrete discount, or accrue interest and dividends. In cases where the value of investments are deemed to be other than temporarily impaired, the Company recognizes losses. During 1995 provisions for such losses were $285,000 for equity securities and $4,050,000 for fixed maturity investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Investment Income and Realized Investment Gains."

Reinsurance
-----------

     In the ordinary course of business, the Company's insurance subsidiaries enter into reinsurance contracts with other insurers which serve to provide greater diversification of business and to limit the Company's maximum loss from catastrophes, large risks or unusually hazardous risks. Ceding reinsurance reduces an insurer's operating leverage ratio.

     A large portion of the Company's reinsurance protection is provided by reinsurance contracts or treaties under which all risks meeting prescribed criteria are automatically covered. In other instances, reinsurance is obtained by negotiation for individual risks, or facultative reinsurance. The Company's insurance subsidiaries have certain excess-of-loss and catastrophe treaties with unaffiliated insurers or reinsurers which provide protection against a specified part or all of certain types of losses over stipulated dollar amounts arising from one or more occurrences. The amount of each risk retained by an insurer is subject to maximum limits which vary by line of business and type of coverage. Retention limits are periodically revised as the capacity of the Company's insurance subsidiaries to retain risk varies and as reinsurance prices change. Reinsurance contracts do not relieve the Company of its obligation to the policyholders. The collectibility of reinsurance is subject to the solvency of the reinsurers. The Company is very selective as to its reinsurers, placing reinsurance with only those reinsurers considered to be in sound financial condition and having satisfactory underwriting ability. Many of the Company's reinsurance agreements are subject to annual renewal as to coverage, limits and price. The financial strength of its reinsurers is continually monitored by the Company. The Company's insurance subsidiaries, to their knowledge, have no material exposure to potential unrecognized losses due to reinsurers that are in known financial difficulties.

     The Company's insurance subsidiaries have reinsurance protection for workers compensation losses in excess of $1,500,000 up to $100,000,000. The DPIC Companies have reinsurance for 85% of losses from architect and engineer liability in excess of $1,000,000 up to $5,000,000. Certain commercial auto and general liability policies are reinsured for a portion of losses in excess of $500,000 up to $1,000,000. The Company's reinsurance subsidiary maintains various reinsurance arrangements for its facultative and treaty exposures, including catastrophe protection above the $1,000,000 level. In addition to the foregoing, the Company's insurance subsidiaries also maintain other reinsurance arrangements in support of their specific business needs. In 1995 and 1994, the Company's insurance subsidiaries net premiums written to year-end statutory surplus were at levels of 1.5:1 and 1.6:1, respectively.

Government Regulation
---------------------

     The Company's insurance subsidiaries, in common with those of other insurance companies, are subject to comprehensive regulation by insurance authorities. In particular, the Company is subject to regulation by the Insurance Department of Connecticut, the state of incorporation of all of the Company's insurance subsidiaries. All insurance companies must file annual statements and other reports with state regulatory agencies and are subject to regular and special examinations by those agencies. A regular periodic examination of the Company's insurance subsidiaries, covering their operations and statutory financial statements through December 31, 1991, was satisfactorily completed in 1993 by the Insurance Departments of California and Connecticut. A regular periodic examination covering the Company's operations through December 31, 1994 by the Insurance Department of Connecticut is currently in process.

     Each of the Company's insurance subsidiaries is also subject to regulation by other jurisdictions in which it sells insurance, including certain Canadian provinces. States regulate the insurance business through supervisory agencies which have broad administrative powers, including powers relating to, among other things, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; restrictions on the amount of risk which may be insured under a single policy; the approval of premium rates; the form and content of the insurance policy and sales literature; the form and content of financial statements; reserve requirements; the imposition of monetary penalties for rules violation; and the nature of and limitations on permitted investments. In general, such regulations are for the protection of policyholders rather than stockholders.

     In some instances, particularly in connection with workers compensation insurance, various states routinely require deposits of assets for the protection of policyholders and their employee claimants located in those states. As of December 31, 1995 and 1994, securities representing approximately 15% and 18%, respectively, of the book value of the Company's investment portfolio were on deposit with various state treasurers or custodians. Such deposits consist of securities of the types which comply with standards established by each state.

     The Company is also subject to state laws regulating insurance holding company systems. Most states have enacted legislation and adopted administrative regulations affecting insurance holding companies and the acquisition of control of insurance companies, as well as transactions between insurance companies and their affiliates. The nature and extent of such legislation and regulations currently in effect vary from state to state. Most states, including Connecticut, currently require administrative approval of the acquisition of 10% or more of the outstanding shares of an insurance company incorporated in the state or the acquisition of 10% or more of an insurance holding company whose insurance subsidiary is incorporated in the state. The acquisition of 10% of such shares is deemed to be the acquisition of "control" for the purpose of most holding company statutes and requires the filing of detailed information concerning the acquiring parties and the plan of acquisition and administrative approval prior to such acquisition. Material transactions between insurance companies and affiliated members of the holding company system are generally required to be "fair and reasonable" and in some cases are subject to administrative approval.

     Other states, in addition to an insurance company's state of domicile, may regulate affiliated transactions and the acquisition of control of licensed insurers. The State of California, for example, presently treats certain insurance subsidiaries of the Company which are not domiciled in California as though they were domestic insurers for insurance holding company purposes. Such subsidiaries are required to comply with the holding company provisions of the California Insurance Code, certain of which provisions may be more restrictive than the comparable laws of the State of Connecticut.

     All state jurisdictions in which the Company is authorized to transact business require participation in guaranty funds. Insurers authorized to transact business in those jurisdictions can be assessed by a state guaranty fund a percentage (usually from 1% to 2%) of direct premiums written in that jurisdiction each year to pay claims on behalf of insolvent insurers. The likelihood and amount of any future assessment cannot be estimated until after an insolvency has occurred. For the years ended December 31, 1995 and 1994 the Company's insurance subsidiaries were assessed approximately $222,000 and $1,051,000, respectively (net of estimated future recoveries) as a result of known insolvencies. Insurance companies are required by certain states in which they do business to participate in automobile insurance plans and workers compensation plans. These plans provide insurance on risks which are not written in the voluntary market. Participation in these plans has usually been unprofitable for the Company.

     A number of state legislatures and the United States Congress have for years been considering, or have now enacted, some type of legislative proposals which alter the rules for tort claims and increase the states' authority to regulate insurance companies. These initiatives have expanded
                                  -25-
in some instances, the states' regulation over rates (See "Rates" below) and also have increased data reporting requirements. In recent years the state insurance regulatory framework has come under federal scrutiny, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems.

     The National Association of Insurance Commissioners ("NAIC") and state regulators are re-examining existing laws and regulations relating to the solvency of insurers. The NAIC has adopted risk based capital ("RBC") requirements for property and casualty insurers. RBC refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business is used to determine the minimum statutory capital requirement for the insurer. The capital of each of the Company's insurance subsidiaries at December 31, 1995 exceeds the RBC requirements.

     Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. There are various current and proposed federal measures which may significantly affect the Company's insurance business, including, among other proposals, the revocation of the antitrust exemption provided by the McCarran-Ferguson Act, Superfund reform and reforms to the litigation system. The various proposed reforms to limit punitive damages and assess costs to the losing side in a lawsuit, if any are enacted, might have a positive impact on the Company and the insurance industry in general. Suggested changes to the nation's health care system, however, if enacted, might negatively affect the Company's workers compensation and automobile liability businesses. The economic and competitive effects of any proposals upon the Company would depend upon the final form such legislation might take. The Company is unable to predict what regulatory proposals may be adopted in the future or the effect any such proposals might have on the Company's business if adopted.

Limitations on Payments from Insurance Subsidiaries
---------------------------------------------------

     The principal sources of cash available to Orion are dividends, reimbursement of various administrative charges, and tax payments from its subsidiaries. The payment of dividends to Orion by its insurance subsidiaries is subject to state regulation. No state restricts dividend payments by Orion to its stockholders.

     The ability of the Company's insurance subsidiaries to declare dividends is governed primarily by the insurance laws of Connecticut, the state of incorporation of all of the Company's insurance subsidiaries. Generally, such laws currently provide that, unless prior approval is obtained, dividends of a property and casualty insurance company in any consecutive 12-month period shall not exceed the greater of its net income for the preceding calendar year or 10% of its policyholders' surplus as of the preceding December 31, determined on a statutory accounting basis. Dividends and distributions by the Company's insurance subsidiaries are also subject to a requirement that statutory policyholders' surplus be reasonable in relation to outstanding liabilities and adequate to meet the companies' financial needs following the declaration of any dividends or distributions. State insurance regulators, however, have broad discretionary authority with respect to approving the payment of dividends by insurance companies. Under current Connecticut regulations, the maximum dividends permitted at December 31, 1995 for the ensuing twelve months, without prior approval, aggregated $83,173,000. Orion received $30,546,000 in dividends from its wholly-owned insurance subsidiaries in 1995. Since it is difficult to predict future levels of statutory policyholders' surplus or earnings, the amount of dividends that could be paid in the future without prior approval cannot be determined at this time.

Rates
-----

     The Company's insurance subsidiaries are generally subject to regulation as to rates. Most states have insurance laws requiring that rate schedules and other information be filed with or made available to the state's regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may, in most states, disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard assumed and size of risk. Subject to regulatory requirements, the Company's management determines the prices charged for its policies based on a variety of factors including recent historical claims experience, inflation, competition, tax law and anticipated changes in the legal environment, both judicial and legislative. Methods for arriving at rates vary by type of business, exposure asumed and size of risk. Underwriting profitability is affected by the accuracy of these assumptions, by the willingness of insurance regulators to approve changes in those rates which they control and by such other matters as underwriting selectivity and expense control. The Company's management believes that its rate outlook for its principal lines of business will remain stable during 1996.

     Some states have adopted open rating systems for workers compensation which permit insurers to set premium rates independently without the prior approval of the insurance commissioners. A number of other states permit insurers to deviate from standard rates for workers compensation insurance after receiving prior approval. In insuring professional liability risks the DPIC Companies are generally not limited to the standard rates of a rating organization but set their own rates because of the unique nature of the risks being underwritten. Ocean marine insurance rates are exempt from regulation.

     On January 31, 1995, the Department of Insurance of the State of California (the "California Department") advised the Company that it had a liability of approximately $4,000,000, plus interest under regulations issued with respect to an amendment to the California Insurance Code known as Proposition 103. On November 2, 1995, the terms of a Stipulation and Consent Order between the California Department and the Company were adopted by the Commissioner of the California Department. Pursuant to that order, the Company has no premium rollback liability under Proposition 103. Further, the California Department acknowledged that premium rates charged by the Company in California since the passage of Proposition 103 have been in compliance with the requirements of the California Insurance Code.

Competition
-----------

     The insurance industry is highly competitive. Over 3,000 property and casualty insurance companies write business in the United States, but most of the business is written by about 900 companies. No single company or group has more than 10% of the market. The Company's insurance subsidiaries are in competition with numerous stock and mutual property and casualty insurance companies, as well as state run workers compensation insurance funds, many of which are substantially larger and have significantly greater resources than the Company. Competition may take the form of lower premiums, specialized products, more complete and complex product lines, greater pricing flexibility, superior service, different marketing methods or higher policyholder dividend rates. Superior service and marketing methods are of particular importance in workers compensation. Compet ition might also come from service organizations which administer self-insured programs.

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

Rating
------

     A.M. Best Company rates the Company's primary insurance subsidiaries "A (Excellent)." In general, A.M. Best Company's ratings are based on an analysis of the financial condition and operation of an insurance company as it relates to the industry. These ratings are not primarily designed for investors and do not constitute recommendations to buy, sell or hold any security. A.M. Best Company has upgraded the ratings of the Company three times in the last six years.

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

ITEM 2. PROPERTIES

     The Company's executive office is located at 600 Fifth Avenue, New York, New York. The home office of the insurance operations of the Company is located in Farmington, Connecticut. The Company's New York executive office facilities consist of approximately 12,000 square feet and are leased at an average annual rental, over ten years, of $465,000. The
                                     -28-

Farmington office consists of approximately 140,000 square feet and is leased at an annual rental of $4,310,000. The DPIC Companies owns its office building, which consists of approximately 42,000 square feet, in Monterey, California.

     All of the other insurance operations of the Company are conducted from leased premises in or adjacent to major urban centers throughout the United States, Puerto Rico, Canada and in Bermuda. These operations, in the aggregate, occupy approximately 480,000 square feet, at an annual rental of approximately $8,843,000.

     The Company believes that its current facilities are suitable and adequate for their present use and anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

     The Company is routinely engaged in litigation incidental to its businesses. In the judgment of the Company's management, there are no significant legal proceedings pending against the Company which, net of reserves established therefor, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

INFORMATION CONCERNING EXECUTIVE OFFICERS OF THE COMPANY

     The following is a summary of certain information regarding the current executive officers of Orion. All officers of Orion and its subsidiaries serve at the pleasure of their respective Boards of Directors.

     Alan R. Gruber, Chairman of the Board and Chief Executive Officer of Orion since March 1976; Chairman of Orion Capital Companies, Inc. ("OC Companies"), which provides management services to the Orion Capital Companies, since October 1982; age 68.

     As previously disclosed, Mr. Gruber plans to retire on December 31, 1996 as Chairman and Chief Executive Officer. After that date, Mr. Gruber will remain a member of Orion's Board of Directors and Chairman of the Executive Committee and, on a part-time basis, will continue employment with the Company as a Senior Executive Consultant.

     W. Marston Becker, Vice Chairman of the Board since March 8, 1996; Senior Vice President of Orion and President and Chief Executive Officer of the DPIC Companies and Senior Vice President of the OC Companies since July 1994; President and Chief Executive Officer of McDonough Caperton Insurance Group, an insurance brokerage firm, from March 1987 to July 1994; age 43.

     The Orion Board of Directors has announced its present intention of electing Mr. Becker Chairman of the Board and Chief Executive Officer of Orion effective January 1, 1997, following Mr. Gruber's planned retirement from full-time employment on December 31, 1996.

     Larry D. Hollen, President and Chief Operating Officer of Orion since March 1, 1994; a director of Orion since March 20, 1992; President of the OC Companies since February 1994; Executive Vice President and Assistant Chief Operating Officer of Orion from December 1, 1992 to February 28, 1994; Senior Vice President of Orion from March 1990 to December 1992; President of the EBI Companies from January 1990 to May 31, 1993; age 50.

     Raymond W. Jacobsen, Senior Vice President of Orion since July 1994; Vice President of Orion from March 1990 to July 1994; President and Chief Executive Officer of the EBI Companies since June 1, 1993; Acting President and Chief Executive Officer of Connecticut Specialty since October 17, 1995; Executive Vice President of the EBI Companies from December 1989 to May 31, 1993; Senior Vice President of the OC Companies since March 1990; age 43.

      Daniel L. Barry, Vice President and Controller of Orion since October 1987; Vice Chairman of SecurityRe Inc. since 1989; Senior Vice President of OC Companies since January 1989; Controller of OC Companies since October 1986; age 45.

      Michael P. Maloney, Vice President, General Counsel and Secretary of Orion since August 1979; Senior Vice President of OC Companies since March 1987; age 51.

     William G. McGovern, Vice President and Chief Actuary of Orion since March 1990; Senior Vice President and Chief Actuary of OC Companies since October 1989; age 43.

     Vincent T. Papa, Vice President and Treasurer of Orion since June 1985; Chairman of McGee since September 30, 1995; Senior Vice President of OC Companies since March 1987 and Treasurer since December 1990; age 49.

     Raymond J. Schuyler, Vice President-Investments of Orion since June 1984; Senior Vice President of OC Companies since March 1986; age 60.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

          (a) Principal Market. The principal market on which Orion's Common Stock is traded is the New York Stock Exchange.

          (b) Stock Price and Dividend Information. The table below presents the high and low market prices and dividend information for Orion's Common Stock for 1995 and 1994.


                                                       Cash
                                    Stock Prices       Dividends
                                    High     Low       Declared
                                    ----     ---       ---------

1995:

Quarter Ended December 31........ $45.125  $39.875      $.23
Quarter Ended September 30.......  45.25    38.375       .23
Quarter Ended June 30............  40.25    34.50        .20
Quarter Ended March 31...........  37.875   34.25        .20
                                                        ----
    Total........................                       $.86
                                                        ====

1994:

Quarter Ended December 31........ $35.25   $28.125      $.20
Quarter Ended September 30.......  34.625   29.75        .20
Quarter Ended June 30............  34.75    29.875       .18
Quarter Ended March 31...........  34.00    30.00        .18
                                                        ----
    Total........................                       $.76
                                                        ====


     Cash dividends have been paid on Orion's Common stock in every quarter since the fourth quarter of 1978, when dividends were first commenced. The quarterly dividend was further increased in February 1996 to $.25 per share.

     (c) Approximate Number of Holders of Common Stock. The number of holders of record of Orion's Common Stock as of March 14, 1996 was 1,856.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes information with respect to the operations and financial condition of Orion and its subsidiaries.  Common stock and per common share data have been restated to give effect to the 5-for-4 stock splits paid on both November 15, 1993 and
December 7, 1992.  All of Orion's $1.90 Preferred Stock, $2.125 Preferred Stock and Adjustable
Rate Preferred Stock were converted into common stock or redeemed during 1992 and 1993.  In
November 1991, Orion sold 6,250,000 shares of Guaranty National Corporation in an initial public offering, reducing its level of ownership from 100% to slightly less than 50%.
Guaranty National's financial statements have been consolidated with those of the Company through November 20, 1991.  For the periods subsequent to November 20, 1991, the portion of
Guaranty National's results attributable to the Company's ownership is included on an equity accounting basis.  Information presented as of December 31, 1991 through 1995 excludes the accounts of Guaranty National.  The consolidated financial statements and related notes thereto are furnished under Item 8 of this report.
                                        1995        1994        1993        1992        1991
                                         ----        ----        ----        ----        ----
                                              (000s omitted-except for per share data)
For the year ended December 31:
  Total revenues ................. $  874,280  $  780,947  $  720,155  $  647,718  $  837,294
  Gain on sale of common stock
    of Guaranty National .........          -           -           -           -      33,931
 After-tax investment gains
    (losses) .....................      7,708       2,427       5,888       3,113      (1,804)
 Earnings before cumulative
    effect of change in accounting
    principles and extraordinary
    loss .........................     67,622      55,245      56,988      45,792      44,668
  Net earnings ...................     67,622      55,245      68,813      42,872      44,668
  Earnings per common share before
    cumulative effect of change in
    accounting principles and
    extraordinary loss ...........       4.77        3.85        3.88        3.62        3.75
  Net earnings per common
    share ........................       4.77        3.85        4.69        3.35        3.75
  Dividends declared -
    Adjustable rate preferred
      share ......................          -           -        1.10        4.16        4.37
    $1.90 preferred share ........          -           -           -        1.43        1.90
    $2.125 preferred share .......          -           -         .12       2.125       2.125
    Common share .................        .86         .76         .68         .60         .59
    Weighted average number of
    common shares and equivalents
    outstanding ..................     14,187      14,348      14,598      10,914       9,964

As of December 31:
  Total cash and investments ..... $1,606,445  $1,325,241  $1,328,969  $1,169,379  $1,087,454
  Total assets ...................  2,473,588   2,112,761   2,117,454   1,937,408   1,827,069
  Total policy liabilities .......  1,596,033   1,450,835   1,412,285   1,326,872   1,228,951
  Notes payable and debentures ...    209,148     152,382     160,372     129,863     142,311
  Adjustable rate preferred stock           -           -           -      18,705      19,125
  Stockholders' equity ...........    490,903     365,088     394,195     311,287     249,829
  Common shares outstanding ......     13,953      14,041      14,372      13,100       9,905
  Book value per common share .... $    35.18  $    26.00  $    27.43  $    21.48  $    19.00

                                                -32-

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The Company reports its insurance operations in three segments - Regional Operations, Reinsurance/Special Programs and Guaranty National Companies. Regional Operations provides workers compensation insurance products through EBI Companies. Reinsurance/Special Programs includes (i) DPIC Companies ("DPIC"), which markets professional liability insurance, (ii) Connecticut Specialty, which writes specialty insurance programs, (iii) SecurityRe Companies ("SecurityRe"), a reinsurer, (iv) Wm. H. McGee & Co., Inc. ("McGee"), an underwriting management company that specializes in ocean marine, inland marine and property insurance and (v) a 20.0% interest in Intercargo Corporation ("Intercargo") which underwrites insurance coverages for international trade. The third segment consists of the Company's 49.1% interest in Guaranty National Corporation, which specializes in nonstandard commercial and personal automobile insurance. The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment.

     On June 30, 1995, Orion purchased all of the capital stock of McGee for $22,000,000 in cash. McGee specializes in underwriting ocean marine, inland marine and property insurance through an underwriting pool in the United States and one in Canada. The business is written by McGee on behalf of the
insurance companies that comprise the pools.   Orion's subsidiary, Security
Insurance Company of Hartford, which has been a pool member for over 100 years, is a member of both the United States and Canadian pools. The Company's participation in the United States pool was 6%, 7% and 14.5% in 1993, 1994 and 1995, respectively. Participation in the Canadian pool was 10% in 1993 and 1994 and 15% in 1995. The Company has agreed to increase its rate of participation for 1996 to 37% in the United States and approximately 49% in Canada, and by an additional 10.5% to 16.5%, at the Company's option, for 1997 in both of the McGee pools.

     The Company's insurance operations have experienced favorable trends for the past several years, as indicated by its combined ratio which has improved from 109.4% in 1991 to 105.4% in 1992, 103.2% in 1993, 101.2% in 1994 and
100.3% in 1995. Operating earnings (earnings after taxes, excluding the effects of the adoption of new accounting principles and after-tax realized investment gains) were $59,914,000, $52,818,000 and $51,100,000, or $4.22,
$3.68 and $3.47 per share, in 1995, 1994 and 1993, respectively, based on weighted average shares outstanding of 14,187,000 in 1995, 14,348,000 in 1994 and 14,598,000 in 1993. Preferred stock dividends of $409,000 in 1993 were deducted from earnings to compute earnings per common share.

RESULTS OF OPERATIONS

     Earnings (loss) by segment before federal income taxes and cumulative effect of the adoption of new accounting principles are summarized as follows for the three years ended December 31, 1995:

                                              Year Ended December 31,
                                        -----------------------------------
                                           1995         1994         1993
                                           ----         ----         ----
                                                    (000s omitted)
Regional Operations ................... $ 57,830     $ 42,514     $ 34,025
Reinsurance/Special Programs ..........   43,241       34,117       44,032
Guaranty National Corporation .........    4,466       11,244        9,509
                                        --------     --------     --------
    Total .............................  105,537       87,875       87,566
Other .................................  (17,502)     (16,329)     (15,061)
                                        --------     --------     --------
                                        $ 88,035     $ 71,546     $ 72,505
                                        ========     ========     ========

REVENUES

Premiums

     Net premiums written increased 6.4% ($45,381,000) to $757,436,000 in 1995 from $712,055,000 in 1994 and 12.0% ($76,469,000) in 1994 from $635,586,000 in
1993.  The results by segment are as follows:

  - Regional Operations' net premiums written increased 18.9% ($52,860,000) to $332,598,000 in 1995 from $279,738,000 in 1994 and 5.5% ($14,656,000)
     in 1994 from $265,082,000 in 1993. The premiums written increases were in new territories where the Company believes it will benefit from its service oriented approach. The increases were partially offset by the impact of legislative reforms in certain states which have led to lower premium rates and a reduction in losses and commission expenses, resulting in higher profit margins. The increases in this segment were also mitigated by a shift towards high-deductible workers compensation products, which also have lower premium rates.

  - Reinsurance/Special Programs' net premiums written decreased 1.7% ($7,479,000) to $424,838,000 in 1995 from $432,317,000 in 1994 and increased 16.7% ($61,813,000) in 1994 from $370,504,000 in 1993.  Net premiums written by DPIC for professional liability insurance, the largest special program, were $184,130,000, $173,205,000 and $123,637,000 in 1995, 1994 and 1993, respectively. The increase in 1994 was primarily attributable to the discontinuation on January 1, 1994 of a reinsurance contract, including a $13,704,000 premium refund received in 1994, in order to retain more of DPIC's profitable business. Excluding this refund, DPIC premiums written in 1995 increased 15.4% over premiums written in 1994. The premium increases in 1995 and 1994 reflect both new business and a continuation of a high level of policy renewals. Premium volume for Connecticut Specialty decreased 8.3% ($15,165,000) to $168,262,000 in 1995 from $183,427,000 in 1994 and 4.6% ($8,819,000) in
     1994 from $192,246,000 in 1993. The decreases in 1995 and 1994 resulted from the cancellation in the second half of 1994 of a personal injury protection program in Florida and a physical damage program in Texas, where the Company had unfavorable loss experience. The reduction in these programs was partially offset by the introduction of an additional marine program, increased participation in McGee's underwriting pools and an increase in premiums written in professional liability programs in 1995 and truck liability programs during 1994. The percentage of treaty and facultative reinsurance assumed to total net premiums written for Reinsurance/Special Programs amounted to 17.1%, 17.5% and 14.7% in 1995, 1994 and 1993, respectively.

     Premiums earned increased 8.4% ($57,780,000) to $749,003,000 in 1995 from
$691,223,000 in 1994 and 12.0% ($73,819,000) in 1994 from $617,404,000 in
1993. Premiums earned reflects the recognition in income of the changing levels of net premium writings.

Net Investment Income

     Pre-tax net investment income amounted to $99,040,000, $84,915,000 and $91,803,000 in 1995, 1994 and 1993, respectively. The pre-tax yields on the average investment portfolio were 7.1% in 1995, 6.5% in 1994 and 7.4% in 1993, with after-tax yields of 5.5%, 5.0% and 5.5%, respectively. The year-to-year changes in net investment income reflect an increase in equity earnings from limited partnership investments of $8,510,000 from 1994 to 1995, and a decrease in limited partnership income of $8,648,000 from 1993 to 1994. Earnings from limited partnership investments can vary considerably from year-to-year, however, the Company's long-term experience with these investments has been quite favorable. The increase in net investment income for 1995 is also attributable to a higher average portfolio yield on a higher investment base. Net investment income was increased in both years by income generated from the deployment of operating cash flow of $148,017,000 in 1995 and $118,779,000 in 1994. The carrying value of the Company's investment portfolio amounted to $1,602,861,000 at December 31, 1995 and $1,319,040,000
at December 31, 1994.

     Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes the available-for-sale category of investment securities and requires such securities to be recorded at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. As a result of the adoption of this standard on December 31, 1993, the Company reclassified investments with a market value of $452,102,000 from fixed maturities recorded at amortized cost to fixed maturities recorded at market, and increased unrealized appreciation on investments, a component of stockholders' equity, by $20,720,000, net of deferred income taxes. In December of 1995, the Company reclassified additional investments with a market value of $102,581,000 from fixed maturities recorded at amortized cost to fixed maturities recorded at market, increasing stockholders' equity by $1,329,000. This one-time transfer from the held-to-maturity portfolio was permitted by the implementation guide for SFAS No. 115. Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value. The carrying value of fixed maturity and short-term investments amounted to $1,235,051,000 and $1,002,042,000 at December 31, 1995 and 1994, respectively, or approximately 76.9% and 75.6% of the Company's cash and investments.

     The Company's investment philosophy is to achieve a superior rate of return after taxes, while maintaining a proper balance of safety, liquidity, maturity and marketability. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At December 31, 1995 and 1994, the Company's investment in non-investment grade and unrated fixed maturity securities were carried at $139,075,000 and $119,853,000 with market values of $139,067,000 and $119,277,000, respectively. These investments represented a total of 8.7% and 9.0% of cash and investments and 5.6% and 5.7% of total assets at December 31, 1995 and 1994, respectively.

     The Company monitors the financial condition of the issuers of securities that it owns. When conditions are deemed appropriate, the Company ceases to accrete discount, or accrue interest and dividends, and, in cases where the value of such investments is deemed to be other than temporarily impaired, recognizes losses. The Company's non-investment grade investments are highly diversified, with an average investment per issuer of approximately $1,545,000 at December 31, 1995. Only four non-investment grade investments aggregating $24,246,000 were in excess of $5,000,000 at December 31, 1995.

Realized Investment Gains

     Net realized investment gains amounted to $11,885,000 in 1995, $3,437,000 in 1994 and $9,478,000 in 1993. Sales of equity securities resulted in net gains of $16,531,000, $3,845,000 and $11,273,000 and sales of fixed maturities resulted in net gains (losses) of $(311,000), $723,000 and $6,662,000 in 1995,
1994 and 1993, respectively. Realized investment gains were reduced by provisions for losses on securities deemed to be other than temporarily impaired. These provisions amounted to $285,000 in 1995, $381,000 in 1994 and $6,310,000 in 1993 for equity securities and $4,050,000, $750,000 and
$2,147,000 in 1995, 1994 and 1993, respectively, for fixed maturity investments. Such provisions, based on available information at the time, were made in consideration of the decline in the financial condition of the issuers of these securities.

     Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors. At December 31, 1995 the Company held equity securities with unrealized appreciation of $47,507,000, as compared to unrealized appreciation of $13,505,000 for equity securities held at December 31, 1994. The market value of the fixed maturities portfolio at December 31, 1995 exceeded amortized cost by $45,974,000. This compares with an excess of amortized cost over market value of $43,958,000 for fixed maturities at December 31, 1994. Such amounts can vary significantly depending upon fluctuations in the financial markets. The rise in market values during 1995 is primarily attributable to the decline in interest rates during the year. The average maturity of the Company's fixed maturities has not varied significantly in recent years. The Company intends to shorten the maturity of a portion of its fixed maturity portfolio during 1996.

     The performance of the Company's investments, including net investment income, net realized gains (losses) and unrealized appreciation (depreciation) is as follows for the three most recent years:

                                                  Year Ended December 31,
                                             --------------------------------
                                               1995        1994        1993
                                               ----        ----        ----
                                                      (000s omitted)
Net investment income .....................  $ 99,040    $ 84,915    $ 91,803
                                             --------    --------    --------
Net realized gains (losses):
  Fixed maturities ........................    (4,361)        (27)      4,515
  Equity securities .......................    16,246       3,464       4,963
                                             --------    --------    --------
                                               11,885       3,437       9,478
                                             --------    --------    --------
Net unrealized appreciation (depreciation):
  Fixed maturities ........................    89,932     (92,325)     21,556
  Equity securities .......................    34,002     (18,827)     16,468
                                             --------    --------    --------
                                              123,934    (111,152)     38,024
                                             --------    --------    --------
                                             $234,859    $(22,800)   $139,305
                                             ========    ========    ========
EXPENSES AND OTHER

Operating Ratios

     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company:
                                                  Year Ended December 31,
                                             --------------------------------
                                               1995        1994        1993
                                               ----        ----        ----
  Loss and loss adjustment expenses .......    68.4%       72.1%       74.4%
  Policy acquisition and other insurance
    expenses ..............................    29.0        27.0        26.8
                                              -----       -----       -----
    Total before policyholders' dividends .    97.4        99.1       101.2
  Policyholders' dividends ................     2.9         2.1         2.0
                                              -----       -----       -----
    Total after policyholders' dividends ..   100.3%      101.2%      103.2%
                                              =====       =====       =====

     The ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") was 68.4%, 72.1% and 74.4% in 1995, 1994 and 1993, respectively.
The decreases in the 1995 and 1994 loss ratios were attributable to improvements in both the Regional Operations and Reinsurance/Special Programs segments.

     The loss ratio for Regional Operations was 62.4% in 1995, 67.1% in 1994 and 72.0% in 1993. These loss ratios reflect the continued success of the Company's service oriented approach for workers compensation insurance, and the growth in high-deductible policies where experience has been favorable.

     Reinsurance/Special Programs' loss ratio was 72.9% in 1995, 75.4% in 1994 and 76.1% in 1993. The improvement in the 1995 loss ratio for this segment is primarily the result of favorable loss experience for DPIC and the cancellation of Connecticut Specialty's personal injury protection and physical damage programs which had unfavorable loss experience in 1994. The decrease for 1994 is attributable to increased writings in programs with lower loss ratios, offset in part by increased losses incurred in the two Connecticut Specialty cancelled programs.

     The ratio of deferred acquisition costs and other insurance expenses to premiums earned (the "expense ratio") was 29.0%, 27.0% and 26.8% in 1995, 1994 and 1993, respectively. The increase in the expense ratio in 1995 is attributable to a number of factors including EBI Companies opening offices in new territories, a change in the mix of business toward policies with lower premiums and losses relative to policyholder servicing expenses and general inflationary increases in fixed operating expenses. The 1994 and 1993 expense ratios reflect low levels of assessments from certain assigned risk pools.
The ratio of policyholders' dividends to premiums earned (the "dividend ratio") was 2.9%, 2.1% and 2.0% in 1995, 1994 and 1993, respectively. The increase in the dividend ratio for 1995 is reflective of the lower loss ratios on workers compensation insurance coverages. The combined ratio was 100.3% in 1995, 101.2% in 1994 and 103.2% in 1993.

     Provisions for losses and loss adjustment expenses include development of loss and loss adjustment expense reserves relating to prior accident years, which increased the calendar year combined ratio by 1.6 percentage points in 1995, 2.5 percentage points in 1994 and 3.9 percentage points in 1993. The loss ratios were adversely affected by loss development in the pool and association (including assigned risk pools) and reinsurance businesses where loss reserves are established by the Company based on information provided from sources outside the Company, and where loss patterns were significantly different than in the past. Other contributing factors were higher than anticipated reported losses for commercial multiple peril business and reserve strengthening for certain other lines of business, including discontinued programs. In 1995 and 1994 adverse development was reduced by the continued improvement in workers compensation insurance from the application of risk management and loss control procedures.

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

     Establishing reserve liabilities for environmental claims is subject to significant uncertainties that make reserve estimation difficult. Legal decisions have tended to expand insurance coverage beyond the intent of the policies. The disposition of such claims often requires lengthy and costly litigation. Uncertainties as to required clean-up remedies and difficulties in identifying the responsible parties add further to the complexity of reserve estimation for these claims. In recent years, the Company has intensified its efforts to settle and close environmental claims. To help minimize the cost of losses and claims, the Company maintains a dedicated environmental claims staff which administers and continually evaluates each claim and its defense and settlement possibilities. In 1995, 1994 and 1993, the Company paid $5,675,000, $7,233,000 and $5,557,000, respectively, for the costs of defending and settling such claims. Payments in 1995, 1994 and 1993 related to 213, 292 and 216 claims, respectively, for the Company's direct business. Claim counts have been aggregated by year of coverage for each occurrence for which policyholders are being defended, and often include numerous claimants.

     As of December 31, 1995 and 1994, the Company has environmental claims-related loss and loss adjustment expense reserves, net of reinsurance recoverables, of $34,559,000 and $20,601,000, respectively, which include 474 and 467 claims, respectively, for direct business written by the Company. In estimating liabilities for environmental-related claims, the Company considers all pertinent information as it becomes available.

     Management believes that the Company's reserves for loss and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred. However, there can be no assurance that changes in loss trends will not result in additional development of prior years' reserves in the future. Variability in claim emergence and settlement patterns and other trends in loss experience can result in future development patterns different than expected. The Company believes that any such development will continue at the low levels experienced in recent years, considering actions taken to increase reserving levels, improve underwriting standards and emphasize loss control and prevention. The Company's loss ratios in recent years, including development of prior years' losses, have compared favorably with loss ratios experienced by the industry.

     The Company limits both current loss expense and future development of losses by ceding business to reinsurers. The Company continually monitors the financial strength of its reinsurers and, to the Company's knowledge, has no material exposure with regard to potential unrecognized losses due to reinsurers having known financial difficulties.

Interest Expense

     Interest expense was $15,943,000 in 1995, $13,597,000 in 1994 and
$13,044,000 in 1993. The increase of 17.3% in 1995 is due to higher average debt outstanding after the issuance of $100,000,000 of Senior Notes by Orion on July 17, 1995. The 4.2% increase in interest expense in 1994 is primarily attributable to an increase in average interest rates.

Other Expenses

     Other expenses were $24,740,000, $7,862,000 and $6,527,000 in 1995, 1994 and 1993, respectively. The increases in both other income and other expenses for 1995 are primarily attributable to the inclusion of McGee's revenue and expenses after it was acquired by the Company on June 30, 1995.

Equity in Earnings of Affiliates

     Equity in earnings of affiliates includes the Company's portion of earnings from Guaranty National and Intercargo. Earnings (loss) of $1,038,000, $342,000 and ($122,000) were recorded from the Intercargo investment in 1995, 1994 and 1993, respectively. The Company's portion of Guaranty National's net earnings before the cumulative effect of adopting changes in accounting principles was $4,466,000 in 1995, $11,244,000 in 1994 and $9,509,000 in 1993 based on Guaranty National's earnings of $8,929,000, $22,551,000 and $19,285,000, respectively. Gross premiums written for Guaranty National increased to $451,513,000 in 1995 from $364,991,000 in 1994 and $322,613,000 in 1993. Guaranty National's combined ratios were 105.3% in 1995, 97.5% in 1994 and 99.6% in 1993. The increase in gross premiums written in 1995 included $61,766,000 from the acquisition of Viking Insurance Holdings, Inc. ("Viking") by Guaranty National in July 1995. The reduction in Guaranty National's earnings and the higher loss ratio for 1995 are due to Guaranty National strengthening its loss reserves in response to adverse claim trends in the first half of the year. Specific measures have been initiated by Guaranty National to improve results, including tightening underwriting standards and rate increases.

     In June 1995 Guaranty National sold 1,550,000 shares of its common stock in an offering under Regulation S of the Securities Act of 1933, as amended at a net offering price of $15.76 per share. The Company converted $20,896,000 of Guaranty National subordinated notes it held into 1,326,128 shares of Guaranty National common stock at the net price received by Guaranty National from the offering. The sale of stock and conversion of the subordinated notes increased the stockholders' equity of Guaranty National and facilitated the procurement of bank financing for Guaranty National's acquisition of Viking.

Earnings Before Federal Income Taxes

     Earnings before income taxes were $88,035,000, $71,546,000 and $72,505,000 for 1995, 1994 and 1993, respectively. The 23.0% increase in pre-tax earnings from 1994 to 1995 reflects an improvement in insurance operations profitability of $8,041,000 and an increase in realized investment gains of $8,448,000. The 1.3% decrease in pre-tax earnings from 1993 to 1994 reflects an increase in insurance operations profitability of $5,082,000 and a decrease in realized investment gains of $6,041,000.

Federal Income Taxes

     Federal income taxes on pre-tax operating results and the related effective tax rates amounted to $20,413,000 (23.2%), $16,301,000 (22.8%) and
$15,517,000 (21.4%) in 1995, 1994 and 1993, respectively.  The Company files consolidated federal income tax returns. Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Upon adoption of SFAS No. 109, the Company recorded a benefit of $16,881,000 which was principally attributable to deferred tax benefits that had not been recognized due to limitations under prior accounting standards. The Company's effective tax rates for 1995, 1994 and 1993 are less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities. The tax rate for 1993 reflects a tax benefit of $450,000 from the effect of the increase in the federal tax rate on the Company's deferred tax asset.

Cumulative effect of adoption of new accounting principles

     Effective January 1, 1993 the Company recorded the cumulative effect of adopting SFAS No. 109 (discussed above) and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 requires the accrual of the estimated cost of retiree benefit payments during the years employees provide services. Upon adoption of SFAS No. 106 the cumulative effect of the Company's accumulated obligation for providing medical benefits to retirees was $5,056,000, after a related tax benefit of $2,604,000. Included in the cumulative effects of adopting these accounting principles is the Company's portion of Guaranty National's benefit from changes in accounting principles in 1993 of $360,000, net of $185,000 of federal income taxes provided by the Company.

Earnings Per Common Share

     Primary earnings per common share amounted to $4.77 in 1995, $3.85 in 1994 and $4.69 ($3.88 before the effect of adopting new accounting principles) in 1993. Reflected in the calculation of 1993 earnings per common share are dividends of $409,000 on the Company's Adjustable Rate Preferred Stock (redeemed in 1993) and $2.125 Preferred Stock (converted into common stock or redeemed in 1993). The conversion and redemptions were effected pursuant to the terms of the preferred stocks. Fully diluted earnings per share is not presented as dilution is less than three percent for all periods.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities increased $29,238,000 to $148,017,000 in 1995 from $118,779,000 in 1994 and decreased $4,375,000 in
1994 from $123,154,000 in 1993. Cash flow for 1995 included a disbursement of $7,800,000 under a retrospectively rated program written by DPIC. In 1994 operating cash flow included a $10,223,000 receipt from DPIC's discontinuation of a reinsurance contract. Cash flow for 1993 included a receipt of $17,096,000 under a retrospectively rated program written by DPIC, and the benefit of an income tax overpayment of approximately $4,000,000 from 1992. Excluding these one-time items, year-to-year operating cash flows increased $47,261,000 from 1994 to 1995 and $6,498,000 from 1993 to 1994. The increase in operating cash flow for 1995 was the result of an increase in premiums collected, net investment income received and lower paid losses, offset in part by higher payments for policy acquisition costs and federal income taxes. The increase in 1994 is primarily due to an increase in premiums collected offset by increases in paid losses, policy acquisition costs and federal income tax payments.

     Cash used in investment activities increased $102,263,000 to $188,448,000 in 1995 from $86,185,000 in 1994 and decreased $38,230,000 in 1994 from
$124,415,000 in 1993. Cash is used in investment activities primarily for purchases of investments. The purchases are funded by maturities and sales of investments, as well as by the net cash remaining from positive operating cash flows after cash provided by or used in financing activities. In June 1995 Orion paid $22,000,000 in cash plus acquisition costs to acquire McGee (see discussion above).

     Cash provided by financing activities was $37,778,000 for 1995. Cash used in financing activities was $32,582,000 and $5,046,000 in 1994 and 1993, respectively. Orion borrowed $12,000,000 under its bank line of credit in June 1995 to finance part of the McGee acquisition. In July 1995 Orion issued $100,000,000 of senior debt (discussed below) and repaid all of its outstanding bank debt. Cash provided in 1993 from an increase in bank borrowings was used to fund the redemption of Orion's Adjustable Rate Preferred Stock. Cash used in financing activities includes dividend payments, scheduled debt repayments and payments related to the Company's common stock repurchase program. Orion increased the quarterly dividend rate on its common stock by 12.5%, 11.1% and 15.0% in the third quarters of 1993, 1994 and 1995, respectively. An additional increase of 8.7% was authorized by the Board of Directors in the first quarter of 1996.

     Orion's uses of cash consist of debt service, dividends to stockholders and overhead expenses. These cash uses are funded from existing available cash, financing transactions and receipt of dividends, reimbursement of overhead expenses and amounts in lieu of federal income taxes from Orion's insurance subsidiaries. Orion received $30,546,000, $30,013,000 and $25,512,000 in dividends, $6,232,000, $5,735,000 and $5,230,000 for overhead expenses and federal tax payments of $4,500,000, $6,000,000 and $5,600,000 from its insurance subsidiaries in 1995, 1994 and 1993, respectively. In 1993 Orion also received an extraordinary dividend of $65,470,000 (principally securities) from a California-domiciled subsidiary which was simultaneously contributed as capital to a Connecticut-domiciled subsidiary to effect a change in pooling percentages among its insurance subsidiaries. Payments of dividends by Orion's insurance subsidiaries must comply with insurance regulatory limitations concerning stockholder dividends and capital adequacy. State insurance regulators have broad discretionary authority with respect to limitations on the payment of dividends by insurance companies. Limitations under current regulations are well in excess of Orion's cash requirements.

     Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $123,457,000 and $96,572,000 at December 31, 1995 and 1994, respectively.
Orion's insurance subsidiaries had consolidated policyholders' surplus of $521,510,000 at December 31, 1995 and $458,676,000 at December 31, 1994, and
statutory operating leverage ratios of net premiums written to policyholders' surplus of 1.5:1 and 1.6:1 at December 31, 1995 and 1994, respectively.

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

     In March 1993 Orion entered into a bank loan arrangement that provided for initial borrowings of up to $60,000,000, consisting of a $50,000,000 term loan and a $10,000,000 line of credit. The proceeds from the term loan were used to redeem Orion's Adjustable Rate Preferred Stock and to repay a bridge loan facility with two banks which was used to redeem Orion's 12 1/2% Subordinated Debentures in December 1992. In November 1994 Orion increased its bank credit line to $30,000,000. In June 1995 Orion borrowed $12,000,000 under the credit line to finance part of the McGee acquisition. All of the Company's bank debt was repaid in July 1995 from the proceeds of the 7 1/4% Senior Notes.

     The terms of Orion's indentures for its $100,000,000 of 7 1/4% Senior Notes due 2005 and its $110,000,000 of 9 1/8% Senior Notes due 2002 limit the amount of liens and guarantees by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes. Management does not believe that these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At December 31, 1995 the Company was in compliance with the terms of its senior note indentures. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

     On December 21, 1992, Orion called for redemption its $2.125 Preferred Stock on January 21, 1993. The market price of the shares of common stock that a holder would receive upon conversion of the preferred stock was substantially higher than the redemption price of $25.76 per share. Consequently, most holders converted into common stock prior to the redemption date, resulting in the issuance of 3,579 shares of common stock prior to December 31, 1992 and 1,423,544 shares of common stock in January 1993. Holders of 21,605 shares of $2.125 Preferred Stock who did not elect to convert redeemed their shares for an aggregate of $557,000.

     The Company repurchased 173,181 shares, 442,327 shares and 177,658 shares of its common stock at an aggregate cost of $7,183,000, $13,745,000 and $5,473,000 in 1995, 1994 and 1993, respectively. The Company's remaining stock purchase authorization from its Board of Directors amounted to $5,446,000 at December 31, 1995. Between January 1 and February 21, 1996, Orion repurchased an additional 16,600 shares of its common stock for $720,000, reducing the remaining authorization to $4,726,000.

     Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses. Management believes that there are no significant legal proceedings pending against the Company which, net of reserves established therefor, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole. (See also Note J to the consolidated financial statements).

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

     The Company has a system of internal controls which it believes provides reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with management's policies and that the financial records are reliable for preparing financial statements. The system of internal controls includes written policies and procedures which are communicated to all appropriate personnel and updated as necessary.

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




Alan R. Gruber                                  Daniel L. Barry
Chairman & Chief Executive Officer              Vice President & Controller

INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
ORION CAPITAL CORPORATION
New York, New York

     We have audited the accompanying consolidated balance sheets of Orion Capital Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at
Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orion Capital Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Hartford, Connecticut
February 21, 1996

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (000s omitted)

                                     ASSETS
                                                            December 31,
                                                     -------------------------
                                                         1995           1994
                                                         ----           ----
Investments:
  Fixed maturities at amortized cost (market
    $276,282 - 1995 and $358,915 - 1994) ..........  $  265,169     $  367,417

  Fixed maturities at market (amortized cost
    $748,008 - 1995 and $565,880 - 1994) ..........     782,869        530,424

  Common stocks at market (cost $108,211 - 1995
    and $116,078 - 1994) ..........................     158,895        141,919

  Non-redeemable preferred stocks at market (cost
    $149,167 - 1995 and $134,851 - 1994) ..........     145,990        122,515

  Other long-term investments .....................      62,925         52,564

  Short-term investments ..........................     187,013        104,201
                                                     ----------     ----------
     Total investments ............................   1,602,861      1,319,040

Cash ..............................................       3,584          6,201

Accrued investment income .........................      19,290         17,364

Investments in and advances to affiliates .........     125,731        108,510

Accounts and notes receivable (less allowance
  for doubtful accounts $3,212 - 1995 and
  $1,954 - 1994) ..................................     137,197        125,132

Reinsurance recoverables and prepaid reinsurance ..     360,052        336,032

Deferred policy acquisition costs .................      77,673         70,137

Property and equipment (less accumulated
  depreciation $23,223 - 1995 and $20,173 - 1994)..      34,009         25,157

Excess of cost over fair value of net assets
  acquired (less accumulated amortization
  $19,119 - 1995 and $17,586 - 1994) ..............      50,199         29,415

Deferred federal income taxes .....................       8,726         42,008

Other assets ......................................      54,266         33,765
                                                     ----------     ----------
     Total assets .................................  $2,473,588     $2,112,761
                                                     ==========     ==========

                 See Notes to Consolidated Financial Statements
                                     -46-

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                    (000s omitted - except for share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                     -------------------------
                                                         1995          1994
                                                         ----          ----
Liabilities:
  Policy liabilities -
    Losses ........................................  $1,007,016    $  952,531
    Loss adjustment expenses ......................     267,966       228,798
    Unearned premiums .............................     302,105       256,855
    Policyholders' dividends ......................      18,946        12,651
                                                     ----------    ----------
      Total policy liabilities ....................   1,596,033     1,450,835
  Federal income taxes payable ....................      18,910        14,829
  Notes payable ...................................     209,148       152,382
  Other liabilities ...............................     158,594       129,627
                                                     ----------    ----------
      Total liabilities ...........................   1,982,685     1,747,673
                                                     ----------    ----------

Commitments and Contingencies (Notes I and J)

Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares -
    issued and outstanding - none
  Common stock, $1 par value; authorized
    30,000,000 shares; issued 15,337,650 shares ...      15,338        15,338
  Capital surplus .................................     146,658       147,598
  Net unrealized investment gains (losses), net of
    federal income taxes (benefit) of $26,691 -
    1995 and $(14,146) - 1994 .....................      63,255       (11,498)
  Net unrealized foreign exchange translation
    losses, net of federal income tax benefits of
    $540 - 1995 and $553 - 1994 ...................      (3,935)       (3,959)
  Retained earnings ...............................     298,452       242,908
  Treasury stock, at cost (1,385,012 shares - 1995
    and 1,296,834 shares - 1994) ..................     (26,534)      (22,451)
  Deferred compensation on restricted stock .......      (2,331)       (2,848)
                                                     ----------    ----------
      Total stockholders' equity ..................     490,903       365,088
                                                     ----------    ----------

      Total liabilities and stockholders' equity...  $2,473,588    $2,112,761
                                                     ==========    ==========


                See Notes to Consolidated Financial Statements

                      ORION CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF EARNINGS
                      (000s omitted - except for per share data)

                                                             Year Ended December 31,
                                                         ------------------------------
                                                           1995       1994       1993
                                                           ----       ----       ----
Revenues:
  Premiums earned .....................................  $749,003   $691,223   $617,404
  Net investment income ...............................    99,040     84,915     91,803
  Realized investment gains ...........................    11,885      3,437      9,478
  Other income ........................................    14,352      1,372      1,470
                                                         --------   --------   --------
    Total revenues ....................................   874,280    780,947    720,155
                                                         --------   --------   --------
Expenses:
  Losses incurred .....................................   388,409    386,685    366,716
  Loss adjustment expenses ............................   123,824    111,438     92,416
  Amortization of deferred policy acquisition costs ...   195,481    165,108    148,440
  Other insurance expenses ............................    21,562     21,461     17,381
  Dividends to policyholders ..........................    21,790     14,836     12,513
  Interest expense ....................................    15,943     13,597     13,044
  Other expenses ......................................    24,740      7,862      6,527
                                                         --------   --------   --------
    Total expenses ....................................   791,749    720,987    657,037
                                                         --------   --------   --------
Earnings before equity in earnings of affiliates,
  federal income taxes and cumulative effect of
  adoption of new accounting principles ...............    82,531     59,960     63,118

Equity in earnings of affiliates ......................     5,504     11,586      9,387
                                                         --------   --------   --------
Earnings before federal income taxes and cumulative
  effect of adoption of new accounting principles .....    88,035     71,546     72,505
Federal income taxes ..................................    20,413     16,301     15,517
                                                         --------   --------   --------
Earnings before cumulative effect of adoption of new
  accounting principles ...............................    67,622     55,245     56,988
Cumulative effect of adoption of new accounting
  principles ..........................................         -          -     11,825
                                                         --------   --------   --------
  Net earnings ........................................  $ 67,622   $ 55,245   $ 68,813
                                                         ========   ========   ========

Earnings per common share:
  Earnings before cumulative effect of adoption of
    new accounting principles .........................  $   4.77   $   3.85   $   3.88
  Cumulative effect of adoption of new accounting
    principles ........................................         -          -        .81
                                                         --------   --------   --------
      Net earnings ....................................  $   4.77   $   3.85   $   4.69
                                                         ========   ========   ========

                     See Notes to Consolidated Financial Statements

                     ORION CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (000s omitted)

                                                    Year Ended December 31,
                                                ------------------------------
                                                  1995       1994       1993
                                                  ----       ----       ----
Convertible exchangeable preferred stock:
  Balance, beginning of year ................   $      -   $      -   $ 28,524
  Conversion of preferred stock .............          -          -    (28,524)
                                                --------   --------   --------
  Balance, end of year ......................   $      -   $      -   $      -
                                                ========   ========   ========
Common stock:
  Balance, beginning of year ................   $ 15,338   $ 15,338   $ 11,110
  Conversion of preferred stock .............          -          -      1,139
  Exercise of stock options and issuance of
    restricted stock ........................          -          -         24
  Stock issued in 5-for-4 stock split .......          -          -      3,065
                                                --------   --------   --------
  Balance, end of year ......................   $ 15,338   $ 15,338   $ 15,338
                                                ========   ========   ========
Capital surplus:
  Balance, beginning of year ................   $147,598   $148,167   $124,754
  Redemptions and conversions of preferred
    stock ...................................          -          -     26,072
  Issuance of common stock ..................        152          -          -
  Exercise of stock options and issuance
    of restricted stock .....................     (1,092)      (569)       406
  Stock issued in 5-for-4 stock split .......          -          -     (3,065)
                                                --------   --------   --------
  Balance, end of year ......................   $146,658   $147,598   $148,167
                                                ========   ========   ========
Net unrealized investment gains (losses):
  Balance, beginning of year ................   $(11,498)  $ 49,566   $ 18,815
  Cumulative effect of adoption of new
    accounting principle, net of taxes
    of $11,157 ..............................          -          -     20,720
  Change in unrealized investment gains
    (losses), net of taxes ..................     74,753    (61,064)    10,031
                                                --------   --------   --------
  Balance, end of year ......................   $ 63,255   $(11,498)  $ 49,566
                                                ========   ========   ========
Net unrealized foreign exchange translation
  losses:
  Balance, beginning of year ................   $ (3,959)  $ (3,665)  $ (2,918)
  Change in unrealized foreign exchange
    translation losses, net of taxes ........         24       (294)      (747)
                                                --------   --------   --------
  Balance, end of year ......................   $ (3,935)  $ (3,959)  $ (3,665)
                                                ========   ========   ========

Retained earnings:
  Balance, beginning of year ................   $242,908   $198,491   $139,947
  Net earnings ..............................     67,622     55,245     68,813
  Dividends declared ........................    (12,078)   (10,828)   (10,269)
                                                --------   --------   --------
  Balance, end of year ......................   $298,452   $242,908   $198,491
                                                ========   ========   ========
Treasury stock:
  Balance, beginning of year ................   $(22,451)  $(12,182)  $ (6,694)
  Issuance of common stock ..................        770          -          -
  Exercise of stock options and issuance
    (cancellation) of restricted stock ......      2,330      3,476        (15)
  Acquisition of treasury stock .............     (7,183)   (13,745)    (5,473)
                                                --------   --------   --------
  Balance, end of year ......................   $(26,534)  $(22,451)  $(12,182)
                                                ========   ========   ========
Deferred compensation on restricted stock:
  Balance, beginning of year ................   $ (2,848)  $ (1,520)  $ (2,251)
  Issuance of restricted stock ..............       (517)    (2,247)      (108)
  Amortization of deferred compensation on
    restricted stock ........................      1,034        919        839
                                                --------   --------   --------
  Balance, end of year ......................   $ (2,331)  $ (2,848)  $ (1,520)
                                                ========   ========   ========

                  See Notes to Consolidated Financial Statements

                       ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (000s omitted)

                                                     Year Ended December 31,
                                               ----------------------------------
                                                  1995        1994        1993
                                                  ----        ----        ----
Cash flows from operating activities:
  Premiums collected ........................  $ 738,083   $ 696,735   $ 626,678
  Net investment income collected ...........     91,964      83,603      81,178
  Losses and loss adjustment expenses paid ..   (409,797)   (437,386)   (374,625)
  Policy acquisition costs paid .............   (204,319)   (185,217)   (162,717)
  Dividends paid to policyholders ...........    (15,495)    (14,708)    (13,150)
  Interest paid .............................    (12,530)    (12,931)    (12,405)
  Federal income tax payments ...............    (18,756)    (10,860)     (7,100)
  Other payments ............................    (21,133)       (457)    (14,705)
                                               ---------   ---------   ---------
    Net cash provided by operating
      activities ............................    148,017     118,779     123,154
                                               ---------   ---------   ---------

Cash flows from investing activities:
  Maturities of fixed maturities
    held-to-maturity ........................     36,804      55,200           -
  Maturities of fixed maturities
    available-for-sale ......................     12,640      28,839           -
  Sale of fixed maturity held-to-maturity ...          -       1,155           -
  Sales of fixed maturities
    available-for-sale ......................    184,501      88,804           -
  Maturities and sales of fixed maturities ..          -           -     243,162
  Sales of equity securities.................     78,351      49,881      91,144
  Investments in fixed maturities
    held-to-maturity ........................    (41,709)    (53,230)          -
  Investments in fixed maturities
    available-for-sale ......................   (278,173)   (156,927)          -
  Investments in fixed maturities ...........          -           -    (311,183)
  Investments in equity securities ..........    (64,450)    (84,582)   (120,609)
  Acquisition of McGee ......................    (22,355)          -           -
  Effect on cash of consolidating McGee .....        349           -           -
  Investment in Intercargo Corporation ......          -           -     (19,315)
  Net sales (purchases) of short-term
    investments .............................    (83,617)     (7,505)      8,885
  Other payments ............................    (10,789)     (7,820)    (16,499)
                                               ---------   ---------   ---------
    Net cash used in investing activities ...   (188,448)    (86,185)   (124,415)
                                               ---------   ---------   ---------

Cash flows from financing activities:
  Proceeds from issuance of notes payable ...    110,413           -      59,672
  Proceeds from issuance of common stock ....        246         598         286
  Repayment of notes payable ................    (54,500)     (8,000)    (29,500)
  Dividends paid to stockholders ............    (11,674)    (10,609)    (10,776)
  Purchases of common stock and purchases
    and redemption of adjustable rate
    preferred stock .........................     (6,689)    (14,220)    (23,615)
  Other payments  ...........................        (18)       (351)     (1,113)
                                               ---------   ---------   ---------
    Net cash provided by (used in) financing
      activities ............................     37,778     (32,582)     (5,046)
                                               ---------   ---------   ---------
Effect of foreign exchange rate changes
  on cash ...................................         36        (244)        (24)
                                               ---------   ---------   ---------
    Net decrease in cash ....................     (2,617)       (232)     (6,331)
Cash balance, beginning of year .............      6,201       6,433      12,764
                                               ---------   ---------   ---------
Cash balance, end of year ...................  $   3,584   $   6,201   $   6,433
                                               =========   =========   =========

                  See Notes to Consolidated Financial Statements

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                 (000s omitted)

                                                    Year Ended December 31,
                                                ------------------------------
                                                  1995       1994       1993
                                                  ----       ----       ----
Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings .................................  $ 67,622   $ 55,245   $ 68,813
                                                --------   --------   --------
Adjustments:
  Cumulative effect of adoption of new
    accounting principles ....................         -          -    (11,825)
  Depreciation and amortization ..............     5,900      4,936      3,939
  Amortization of excess of cost over fair
    value of net assets acquired .............     1,533      1,172      1,173
  Deferred federal income taxes ..............    (5,165)     9,906       (931)
  Amortization of fixed maturity investments .       815      1,700        128
  Non-cash investment income .................   (11,272)    (2,840)   (11,586)
  Equity in earnings of affiliates ...........    (5,504)   (11,586)    (9,387)
  Dividends received from affiliates .........     2,597      3,295      3,135
  Realized investment gains ..................   (11,885)    (3,437)    (9,478)
  Foreign exchange translation adjustment ....       163        257        152
  Other.......................................       (43)       (38)       (34)

Changes in assets and liabilities (net of
  effects of acquiring McGee):
  Decrease (increase) in accrued investment
    income ...................................      (952)       259        492
  Increase in accounts and notes receivable ..   (11,488)   (13,593)    (9,298)
  Decrease (increase) in reinsurance
    recoverables and prepaid reinsurance .....   (24,020)    57,277     21,326
  Increase in deferred policy acquisition
    costs ....................................    (7,536)   (12,615)    (1,388)
  Increase in other assets ...................   (18,405)    (7,589)      (431)
  Increase in losses .........................    54,485     14,756     52,695
  Increase in loss adjustment expenses .......    39,168     26,170      6,312
  Increase (decrease) in unearned premiums ...    45,250     (2,504)    27,043
  Increase (decrease) in policyholders'
    dividends ................................     6,295        128       (637)
  Increase (decrease) in federal income taxes
    payable ..................................     3,964     (4,465)     9,242
  Increase (decrease) in other liabilities ...    16,495      2,345    (16,301)
                                                --------   --------   --------
    Total adjustments and changes ............    80,395     63,534     54,341
                                                --------   --------   --------
  Net cash provided by operating activities ..  $148,017   $118,779   $123,154
                                                ========   ========   ========




                   See Notes to Consolidated Financial Statements

/TABLE

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1995, 1994 and 1993

Note A - Significant Accounting Policies

     Basis of Financial Statement Presentation - Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The consolidated financial statements and notes thereto are presented in accordance with generally accepted accounting principles ("GAAP") for property and casualty insurance companies and include the accounts of Orion and its majority-owned subsidiaries. The Company's investments in unconsolidated affiliates are accounted for using the equity method (See Note C). All material intercompany balances and transactions have been eliminated.

     Adoption of new accounting principles - In 1993 the Company adopted new accounting standards issued by the Financial Accounting Standards Board which had a significant impact on the Company's financial statements. The Company was required to adopt these standards, which are more fully discussed in the notes that follow:

SFAS No. 106 -  Employers' Accounting for Postretirement Benefits Other Than
                  Pensions

SFAS No. 109 -  Accounting for Income Taxes

SFAS No. 115 -  Accounting for Certain Investments in Debt and Equity
                  Securities

     Regulation - The Company's insurance subsidiaries are subject to comprehensive regulation by various state insurance departments including regulations limiting dividend payments to Orion and intercompany transactions. Under these regulations, the maximum dividends permitted at December 31, 1995 for the ensuing twelve months, without prior approval, aggregated $83,173,000. However, state insurance regulators have broad discretionary authority with respect to approving the payment of dividends by insurance companies. Policyholders' surplus of Orion's wholly-owned insurance subsidiaries determined in accordance with prescribed statutory accounting practices amounted to $521,510,000 at December 31, 1995 and $458,676,000 at December 31,
1994. Statutory net income amounted to $83,842,000, $61,518,000 and $66,862,000 for 1995, 1994 and 1993, respectively.

     Cash - For purposes of the consolidated statement of cash flows, the Company considers only demand deposit accounts to be cash.

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Investments - Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes the available-for-sale category of investment securities and requires such securities to be recorded at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. As a result of the adoption of this standard on December 31, 1993, the Company reclassified investments with a market value of $452,102,000 from fixed maturities recorded at amortized cost to fixed maturities recorded at market, and increased unrealized appreciation on investments, a component of stockholders' equity, by $20,720,000, net of deferred income taxes. Fixed maturity investments include bonds, preferred stocks with mandatory redemption features, and certificates of deposit that mature more than one year after the balance sheet date. Fixed maturity investments that the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs, are classified as available-for-sale and are carried at market value. Common stocks and non-redeemable preferred stocks are stated at market value. Fluctuations in the market value of these equity securities are recorded as unrealized investment gains or losses and credited or charged to stockholders' equity. Other long-term investments principally include equity ownership interests in limited partnerships, which are recorded using the equity method of accounting. Short-term investments include certificates of deposit and commercial paper which mature within one year of the balance sheet date, money market accounts and United States Treasury Bills. Estimates of market values are generally based on quoted market prices or dealer quotes, if available, or otherwise on an evaluation of the issuers' financial statements. Realized investment gains and losses, including provision for other than temporary impairment of investment securities, are recognized on the specific identification method.

     Deferred Policy Acquisition Costs - Costs that vary with, and are directly related to, the production of new and renewal business are deferred and amortized as the related premiums are earned. The test for recoverability of such deferred costs includes the consideration of net investment income.

     Excess of Cost Over Fair Value of Net Assets Acquired - The excess of the cost of acquiring subsidiaries over the fair value of their net assets ("goodwill") is amortized on a straight-line basis over periods of 25 to 40 years. The Company evaluates the recoverability of goodwill from expected future cash flows, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

     Revenue Recognition - Premiums are earned on a daily pro rata basis over the policy period. A provision is made for anticipated retrospective premium adjustments and audit premiums. Direct and assumed premiums are reduced for reinsurance ceded to other insurers.

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Policy Liabilities and Reinsurance - Loss and loss adjustment expense liabilities are established in consideration of individual cases for reported losses and past experience for incurred but not yet reported losses ("IBNR"). Estimated reinsurance receivables are recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts. At December 31, 1995 and 1994, long-term disability workers compensation loss reserves are carried at $56,603,000 and $51,886,000, respectively, in the consolidated financial statements at net present value using a statutory interest rate of 3.5%. Policyholders' dividends on participating policies are accrued at estimated payment rates as the related premiums are earned. Participating business represented 24% and 21% of premiums in-force at December 31, 1995 and 1994, respectively. As a percent of premiums earned, participating business amounted to 24% in 1995 and 21% in 1994 and 1993.

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

     Postretirement Benefits - Effective January 1, 1993 the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the Company to accrue the estimated cost of retiree benefits during the years the employees provide services. The Company previously expensed the cost of medical benefits provided to retirees as they were paid. The cumulative effect of adopting SFAS No. 106 as of January 1, 1993 was a decrease in net earnings of $5,056,000 ($.35 per share), after a tax benefit of $2,604,000, which has been included in the Company's consolidated statement of earnings for the year ended December 31, 1993.

     Stock Split - Common stock and per common share data have been restated, as required, to give effect to the 5-for-4 stock split paid on November 15, 1993 to stockholders of record on October 15, 1993.

     Earnings Per Common Share - Earnings per common share is computed using the weighted average common and dilutive common equivalent shares outstanding.

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note B - Acquisition of Wm. H. McGee & Co., Inc.

     On June 30, 1995, Orion purchased all of the capital stock of Wm. H. McGee & Co., Inc. ("McGee") for $22,000,000 in cash, and incurred acquisition expenses of $355,000. McGee specializes in underwriting ocean marine, inland marine and property insurance through an underwriting pool in the United States and one in Canada. The business is written by McGee on behalf of the insurance companies that comprise the pools. The Company's participation in the United States pool was 6%, 7% and 14.5% in 1993, 1994 and 1995, respectively. Participation in the Canadian pool was 10% in 1993 and 1994 and 15% in 1995. The Company has agreed to increase its rate of participation for 1996 to 37% in the United States and approximately 49% in Canada, and by an additional 10.5% to 16.5%, at the Company's option, for 1997 in both of the McGee pools. The acquisition has been accounted for by the purchase method, and McGee's operations are included in the Company's results of operations from July 1, 1995. The Company recorded $22,317,000 for the excess of cost over the estimated fair value of the net assets acquired, which is being amortized over a 30 year period. The consolidated results of the Company's operations on a proforma basis, as if the purchase had been made as of the beginning of the year, would not be materially different than reported herein.

Note C - Investments in Affiliates

     As of December 31, 1995 the Company owned 49.1% of the common stock of Guaranty National Corporation ("Guaranty National") and 20.0% of Intercargo Corporation ("Intercargo"), both publicly-held companies. The Company's financial statements include the portion of Guaranty National's and Intercargo's results attributable to the Company's ownership on an equity accounting basis. The Company records its share of Intercargo's operating results in the subsequent quarter, after Intercargo has reported its financial results.

                                                             December 31,
                                                         -------------------
                                                           1995       1994
                                                           ----       ----
                                                           (000s omitted)
The Company's investments in and advances to
  affiliates were as follows:
  Book value .........................................   $125,731   $108,510
  Market value .......................................    128,120    138,786

  Guaranty National shares held ......................      7,340      6,004
    - Book value of shares held ......................   $106,059   $ 72,564
    - Market value of shares held ....................    112,855    110,320

  Intercargo shares held .............................      1,526      1,526
    - Book value of shares held ......................   $ 19,672   $ 18,750
    - Market value of shares held ....................     15,265     12,593

     In June 1995 Guaranty National sold 1,550,000 shares of its common stock in an offering under Regulation S of the Securities Act of 1933, as amended, at a net offering price of $15.76 per share. The Company converted $20,896,000 of Guaranty National subordinated notes it held into 1,326,128 shares of Guaranty National common stock at the net price received by Guaranty National from the offering. The sale of stock and conversion of the subordinated notes increased the stockholders' equity of Guaranty National and facilitated the procurement of financing for Guaranty National's acquisition of Viking Insurance Holdings, Inc. in July 1995.

     In 1993 the Company acquired 1,526,484 shares, or 20%, of the common stock of Intercargo. The aggregate purchase price, including expenses, was $19,315,000. The excess of cost over the fair value of the underlying equity in net assets acquired was $11,158,000, which is being amortized over a 25 year period.

     The Company's share of the undistributed earnings of Guaranty National after it was deconsolidated following the sale by the Company of a majority interest in a public offering on November 20, 1991, and Intercargo after acquiring an equity interest in 1993, were, in the aggregate, $24,867,000 as of December 31, 1995 and $22,874,000 as of December 31, 1994. Transactions with Guaranty National for 1995, 1994 and 1993 reported in the consolidated statement of earnings include interest income on the Guaranty National subordinated notes of $1,101,000, $1,640,000 and $1,843,000, investment management fee income of $595,000, $550,000 and $550,000, respectively, and interest expense on a mortgage participation loan of $407,000 in each year.

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Summarized financial information for the Company's affiliates is set forth below:

                                               Year Ended December 31,
                                           ------------------------------
                                             1995       1994       1993
                                             ----       ----       ----
                                                    (000s omitted)
Revenues:
  Premiums earned ......................   $474,534   $376,444   $272,636
  Realized investment gains ............      3,291      3,007      5,996
  Investment and other income ..........     38,422     28,090     21,813
                                           --------   --------   --------
                                            516,247    407,541    300,445
                                           --------   --------   --------
Expenses:
  Insurance expenses ...................    490,952    367,501    274,377
  Interest and other ...................      7,452      5,428      3,447
                                           --------   --------   --------
                                            498,404    372,929    277,824
                                           --------   --------   --------
Earnings before federal income taxes
  and cumulative effect of change in
  accounting principles ................     17,843     34,612     22,621
Federal income taxes ...................      1,482      8,734      4,481
                                           --------   --------   --------
  Earnings before cumulative effect of
    change in accounting principles ....   $ 16,361   $ 25,878   $ 18,140
                                           ========   ========   ========
The Company's proportionate share:
  Earnings before cumulative effect of
    change in accounting principles ....   $  5,504   $ 11,586   $  9,387
                                           ========   ========   ========
  Cumulative effect of change in
    accounting principles
    (SFAS Nos. 106 and 109) ............                         $    545
                                                                 ========
                                                             December 31,
                                                         --------------------
                                                            1995       1994
                                                            ----      ----
                                                            (000s omitted)
Cash and investments .................................   $  714,584  $461,203
Other assets .........................................      306,307   268,872
                                                         ----------  --------
                                                          1,020,891   730,075

Policy liabilities ...................................     (582,884) (426,997)
Notes payable ........................................     (112,735)  (56,383)
Other liabilities ....................................      (63,341)  (62,405)
                                                         ----------  --------
Stockholders' equity .................................   $  261,931  $184,290
                                                         ==========  ========


                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D - Investments

     The amortized cost and estimated market values of investments in fixed maturities, equity securities and short-term investments are as follows:

                                              Gross        Gross     Estimated
                                Amortized   Unrealized   Unrealized    Market
December 31, 1995                  Cost       Gains        Losses      Value
-----------------               ----------  ----------   ----------  ---------
                                               (000s omitted)
Held-to-maturity securities:
  United States Government
    and government agencies
    and authorities ........... $   90,770   $  3,363    $   (295)  $   93,838
  States, municipalities and
    political subdivisions ....    137,807      6,424           -      144,231
  Foreign governments .........         50          -           -           50
  Corporate securities ........     36,542      1,638         (17)      38,163
                                ----------   --------    --------   ----------
                                $  265,169   $ 11,425    $   (312)  $  276,282
                                ==========   ========    ========   ==========

Available-for-sale securities:
  United States Government
    and government agencies
    and authorities ........... $  206,722   $ 13,054    $ (3,712)  $  216,064
  States, municipalities and
    political subdivisions ....    246,026     18,619        (157)     264,488
  Foreign governments .........      7,900        562           -        8,462
  Corporate securities ........    270,001      9,895      (3,647)     276,249
  Mortgage-backed securities
    (exclusive of government
     agencies) ................     17,359        282         (35)      17,606
  Equity securities ...........    257,378     61,979     (14,472)     304,885
  Short-term investments.......    187,013          -           -      187,013
                                ----------   --------    --------   ----------
                                $1,192,399   $104,391    $(22,023)  $1,274,767
                                ==========   ========    ========   ==========

December 31, 1994
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
                                ==========   ========    ========   ==========


                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Net investment income for the three years ended December 31, 1995 was as follows:
                                                Year Ended December 31,
                                           ---------------------------------
                                              1995        1994        1993
                                              ----        ----        ----
                                                     (000s omitted)
Net investment income:
  Fixed maturities ......................  $ 69,453    $ 67,305    $ 69,565
  Equity securities .....................    15,410      14,964      10,495
  Other long-term investments ...........     9,125         685       9,130
  Short-term investments ................     6,311       2,902       3,276
  Accounts and notes receivable .........       113         134         179
  Other .................................       353         411         712
                                           --------    --------    --------
    Total investment income .............   100,765      86,401      93,357
  Less investment expenses ..............     1,725       1,486       1,554
                                           --------    --------    --------
    Net investment income ...............  $ 99,040    $ 84,915    $ 91,803
                                           ========    ========    ========
     Certain information concerning realized and unrealized gains (losses) for fixed maturities and equity securities is set forth below:

                                                Year Ended December 31,
                                           ---------------------------------
                                              1995        1994        1993
                                              ----        ----        ----
                                                     (000s omitted)
Fixed maturities (only available-for-sale
  securities for 1995 and 1994):
  Gross realized gains ..................  $  7,891    $  4,774    $ 10,817
  Gross realized losses .................    (8,372)     (4,267)     (4,155)
  Provision for other than temporary
    impairment ..........................    (4,050)      (750)      (2,147)
                                           --------    --------    --------
                                           $ (4,531)   $   (243)   $  4,515
                                           ========    ========    ========
  Change in unrealized gains (losses)
    recorded in stockholders' equity ....  $ 70,317    $(66,076)   $ 29,131
                                           ========    ========    ========
Equity securities:
  Gross realized gains ..................  $ 17,879    $  5,319    $ 15,163
  Gross realized losses .................    (1,348)     (1,474)     (3,890)
  Provision for other than temporary
    impairment ..........................      (285)       (381)     (6,310)
                                           --------    --------    --------
                                           $ 16,246    $  3,464    $  4,963
                                           ========    ========    ========
  Change in unrealized gains (losses)
    recorded in stockholders' equity ....  $ 34,002    $(18,827)   $ 16,468
                                           ========    ========    ========
     In December 1995 the Company reclassified investments with a market value of $102,581,000 from fixed maturities recorded at amortized cost to fixed maturities recorded at market, and recorded unrealized appreciation net of taxes of $1,329,000. This one-time transfer from the held-to-maturity portfolio was permitted by the implementation guide for SFAS No. 115.


                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     The amortized cost and estimated market values of fixed maturity and short-term investments at December 31, 1995, by contractual fiscal maturity, are shown below. Expected maturities will differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Fixed Maturities      Fixed Maturities
                                      Held-to-Maturity     Available-for-Sale
                                    --------------------  --------------------
                                               Estimated             Estimated
                                    Amortized    Market   Amortized    Market
                                       Cost      Value       Cost      Value
                                    ---------  ---------  ---------  ---------
                                                   (000s omitted)
Due in one year or less ..........   $ 19,220   $ 19,274   $232,198  $231,714
Due after one year through five
  years ..........................    121,599    125,403     59,323    59,628
Due after five years through ten
  years ..........................     59,894     62,950    116,893   119,686
Due after ten years ..............     64,456     68,655    368,443   396,435
                                     --------   --------   --------  --------
                                      265,169    276,282    776,857   807,463
Mortgage-backed securities .......          -          -    158,174   162,419
                                     --------   --------   --------  --------
                                     $265,169   $276,282   $935,031  $969,882
                                     ========   ========   ========  ========


     Other long-term investments had aggregate carrying values of $62,925,000 at December 31, 1995 and $52,564,000 at December 31, 1994 including mortgage loans on real estate of $1,979,000 and $1,764,000, respectively. Estimated market values of mortgage loans and other long-term investments approximate their carrying values. The carrying value of the Company's investments in principal-only securities and interest-only securities totalled approximately $7,685,000, or 0.5% of total invested assets, at December 31, 1995.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The carrying value of securities on deposit with state regulatory authorities in accordance with statutory requirements totalled $237,732,000 and $234,265,000 at December 31, 1995 and 1994, respectively. Excluding investments in Guaranty National and securities of the United States Government and its agencies, the Company did not have any investments in securities of any one issuer that exceeded $25,000,000. The Company had $1,441,000 and $1,344,000 of fixed maturity investments for which it was not accruing income for the years ended December 31, 1995 and 1994, respectively.

Note E - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies in order to limit losses. Reinsurance does not discharge the primary liability of the original insurer. As of December 31, 1995 and 1994, recoverables for reinsurance ceded to the Company's four largest reinsurers, excluding direct business written for the McGee pool, were an aggregate of $84,654,000 and $99,476,000, respectively. At December 31, 1995 and 1994 these reinsurers provided qualified trust accounts for the benefit of the Company of $39,223,000 and $43,526,000, respectively. As of December 31, 1995, recoverables for reinsurance ceded to the clearing company for the McGee pool were $60,745,000, versus $1,777,000 for 1994, and the Company had ceded balances payable to the clearing company of $22,660,000. The table below illustrates the effect of reinsurance on premiums written and premiums earned:

                                                Year Ended December 31,
                                         -------------------------------------
                                             1995         1994         1993
                                             ----         ----         ----
                                         (000s omitted-except for percentages)
Direct premiums written ................  $ 799,284    $ 691,493    $ 647,426
Reinsurance assumed ....................    127,445      120,851      132,702
                                          ---------    ---------    ---------
Gross premiums written .................    926,729      812,344      780,128
Reinsurance ceded ......................   (169,293)    (100,289)    (144,542)
                                          ---------    ---------    ---------
Net premiums written ...................  $ 757,436    $ 712,055    $ 635,586
                                          =========    =========    =========
Percentage of amount assumed to net ....       16.8%        17.0%        20.9%
                                          =========    =========    =========
Direct premiums earned .................  $ 754,927    $ 685,110    $ 635,374
Reinsurance assumed ....................    126,552      129,737      117,711
                                          ---------    ---------    ---------
Gross premiums earned ..................    881,479      814,847      753,085
Reinsurance ceded ......................   (132,476)    (123,624)    (135,681)
                                          ---------    ---------    ---------
Net premiums earned ....................  $ 749,003    $ 691,223    $ 617,404
                                          =========    =========    =========
Loss and loss adjustment expenses
  incurred recoverable from reinsurers..  $  70,872    $  56,778    $  70,297
                                          =========    =========    =========

     Reinsurance recoverables and prepaid reinsurance includes prepaid reinsurance of $68,525,000 at December 31, 1995 and $31,708,000 at December 31, 1994.
                                     -61-

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F - Loss and Loss Adjustment Expense Reserves

     An analysis of the Company's calendar year loss and loss adjustment expense reserves is summarized as follows:

                                              Year Ended December 31,
                                       -------------------------------------
                                           1995         1994         1993
                                           ----         ----         ----
                                                   (000s omitted)
Net balance, beginning of year .......  $  891,542   $  830,805   $  746,298
                                        ----------   ----------   ----------
Provision:
  Current year .......................     500,514      480,826      434,840
  Prior years ........................      11,719       17,297       24,292
                                        ----------   ----------   ----------
                                           512,233      498,123      459,132
                                        ----------   ----------   ----------

Payments:
  Current year .......................     146,540      134,120      125,042
  Prior years ........................     263,257      303,266      249,583
                                        ----------   ----------   ----------
                                           409,797      437,386      374,625
                                        ----------   ----------   ----------
Net balance, end of year .............     993,978      891,542      830,805
  Add reinsurance recoverables .......     281,004      289,787      309,598
                                        ----------   ----------   ----------
Balance, end of year .................  $1,274,982   $1,181,329   $1,140,403
                                        ==========   ==========   ==========

     Loss reserve estimates are based on forecasts of the ultimate settlement of claims and are subject to uncertainty with respect to future events. Loss reserve amounts are based on management's informed estimates and judgments, using data currently available. Reserve amounts and the underlying actuarial factors and assumptions are regularly analyzed and adjusted to reflect new information. Such reevaluation is a normal, recurring activity that is inherent in the process of loss reserve estimation and therefore, no assurances can be given that reserve development will not occur in the future. A substantial portion of the loss development experienced by the Company during the three years ended December 31, 1995 resulted from pools and associations and other reinsurance, where development is related to the ceding companies' experience, and from discontinued programs or lines of business. Reserve strengthening, higher initial reserving and increased stabilization in the Company's business have resulted in a decreasing level of loss development.

     An analysis of the Company's loss and loss adjustment expense environmental reserves and related claim counts for the three years ended December 31, 1995 is presented below:

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                        Year Ended December 31,
                         -----------------------------------------------------
                              1995               1994               1993
                         ---------------    ---------------    ---------------
                                  Claim              Claim              Claim
                         Amount   Counts    Amount   Counts    Amount   Counts
                         ------   ------    ------   ------    ------   ------
                                   (000s omitted for dollar amounts)
Net balance, beginning
  of year .............  $20,601    467     $17,189    512     $15,184    335
  Provision ...........   19,633             10,645              7,562
  Payments ............   (5,675)            (7,233)            (5,557)
                         -------            -------            -------
Net balance, end of
  year ................   34,559    474      20,601    467      17,189    512
  Add reinsurance
    recoverables ......   10,509             11,391              4,699
                         -------            -------            -------
Balance, end of year ..  $45,068            $31,992            $21,888
                         =======            =======            =======

     Establishing reserve liabilities for environmental claims is subject to significant uncertainties that make reserve estimation difficult. Legal decisions have tended to expand insurance coverage beyond the intent of the policies. The Company does not use discounting in determining its reserves for environmental claims. IBNR of $21,739,000 and $13,791,000 is included in net reserves for environmental claims at December 31, 1995 and 1994, respectively.

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

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G - Notes Payable

     On July 17, 1995, Orion issued 7 1/4% Senior Notes due 2005 with a face value of $100,000,000 (the "7 1/4% Senior Notes") in a public offering. The net proceeds from the offering were approximately $98,113,000, of which $46,500,000 was used to repay Orion's debt under a bank loan agreement and the balance was used for general corporate purposes. Orion had $42,500,000 of notes payable under its bank loan agreement as of December 31, 1994, at interest rates between 6.71% and 6.90%. The indentures for the 7 1/4% Senior Notes and for Orion's 9 1/8% Senior Notes due 2002 limit the amount of liens and guarantees by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes. As of December 31, 1995, $110,000,000 of Orion's debt is scheduled to be repaid on September 1, 2002 and the remaining $100,000,000 is due on July 15, 2005.

     Notes payable are recorded at face value less unamortized discount. The carrying value and estimated market value of notes payable consist of the following:

                                                                        Estimated
                                                  Carrying Value       Market Value
                                                ------------------  ------------------
          December 31,                            1995      1994      1995      1994
          ------------                            ----      ----      ----      ----
                                                            (000s omitted)
$110,000,000 face amount, 9 1/8% Senior Notes,
  due September 1, 2002 ....................... $109,894  $109,882  $125,642  $111,815
$100,000,000 face amount, 7 1/4% Senior Notes,
  due July 15, 2005 ...........................   99,254         -   104,160         -
Borrowings under loan agreement with banks
  (various interest rates) ....................        -    42,500         -    42,500
                                                --------  --------  --------  --------
                                                $209,148  $152,382  $229,802  $154,315
                                                ========  ========  ========  ========

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H - Federal Income Taxes

     Orion and its wholly-owned subsidiaries file consolidated federal income tax returns. The consolidated federal income tax current provisions for 1995 and 1993 were based on the regular tax method. The current provision for 1994 was computed by the alternative minimum tax method. The 1993 tax provision reflects a tax benefit of $450,000 from the effect of the increase in the federal tax rate on the Company's deferred tax asset. The Company adopted SFAS No. 109 effective January 1, 1993. The new standard provides for the recognition of deferred tax assets that were not recognized under the prior standard, SFAS No. 96. The cumulative effect of adopting SFAS No. 109 was a benefit of $16,881,000. Substantially all federal income taxes incurred by Orion and its subsidiaries relate to domestic operations.

     The components of the provision (benefit) for federal income taxes on income from operations, and allocations of taxes (benefits) to other items for the three years ended December 31, 1995 are as follows:

                                                 Year Ended December 31,
                                           -----------------------------------
                                              1995        1994        1993
                                              ----        ----        ----
                                                      (000s omitted)
Taxes on income from continuing
  operations:
  Current ...............................   $ 25,578    $  6,395    $ 16,448
  Deferred ..............................     (5,165)      9,906        (931)
                                            --------    --------    --------
                                              20,413      16,301      15,517
Taxes allocated to other items:
  Cumulative effect of change in
    accounting for postretirement
    benefits ............................          -           -      (2,604)
  Stockholders' equity, for unrealized
    appreciation (depreciation) of
    securities ..........................     40,837     (32,864)     18,718
  Stockholders' equity, for foreign
    exchange translation gains (losses) .         13        (159)       (394)
                                            --------    --------    --------
                                            $ 61,263    $(16,722)   $ 31,237
                                            ========    ========    ========









                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The tax effects of the temporary differences comprising the Company's net deferred tax asset as of December 31, 1995 and 1994 are as follows:

                                                         December 31,
                                                    ----------------------
                                                       1995        1994
                                                       ----        ----
                                                        (000s omitted)
Deferred tax assets:
  Loss reserve discounting ......................    $ 55,512     $ 52,940
  Unearned premium reserves .....................      16,609       16,145
  Policyholders' dividends ......................       6,596        4,188
  Realized investment losses ....................       4,319        3,672
  Unrealized investment losses ..................           -        8,975
  Deferred income ...............................       2,482        2,659
  Retiree medical benefits ......................       4,263        3,097
  Other .........................................      11,560        8,426
                                                     --------     --------
                                                      101,341      100,102
                                                     --------     --------

Deferred tax liabilities:
  Deferred policy acquisition costs .............      27,186       24,548
  Investment in affiliates ......................      20,114       19,091
  Investment income .............................       9,933       10,375
  Unrealized investment gains ...................      31,482            -
  Other .........................................       3,900        4,080
                                                     --------     --------
                                                       92,615       58,094
                                                     --------     --------
                                                     $  8,726     $ 42,008
                                                     ========     ========


















                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A reconciliation of expected federal income tax expense on pre-tax earnings before cumulative effect of adoption of new accounting principles at regular corporate rates to actual tax expense is as follows:

                                          Year Ended December 31,
                              ------------------------------------------------
                                   1995             1994             1993
                                   ----             ----             ----
                              Amount   Rate    Amount   Rate    Amount   Rate
                              ------   ----    ------   ----    ------   ----
                                     (000s omitted-except for percentages)
Expected income tax expense.. $30,812  35.0%  $25,041   35.0%  $25,377   35.0%
Change in enacted tax rate ..       -     -         -      -      (905)  (1.3)
Dividends-received deduction.  (5,601) (6.4)   (5,830)  (8.2)   (4,019)  (5.5)
Tax-exempt interest .........  (6,470) (7.3)   (5,362)  (7.5)   (4,929)  (6.8)
Amortization of goodwill ....     536    .6       410     .6       410     .6
Other .......................   1,136   1.3     2,042    2.9      (417)   (.6)
                              -------  ----   -------   ----   -------   ----
Actual income tax expense ... $20,413  23.2%  $16,301   22.8%  $15,517   21.4%
                              =======  ====   =======   ====   =======   ====

Note I - Commitments

     Minimum lease commitments at December 31, 1995, with the majority having initial lease periods from one to twenty-five years, are as follows:

                                                        (000s omitted)
       1996 .......................................        $15,661
       1997 .......................................         11,473
       1998 .......................................          9,331
       1999 .......................................          6,937
       2000 .......................................          6,003
       2001 and thereafter ........................         36,441
                                                           -------
         Minimum lease commitments ................        $85,846
                                                           =======

     Rent expense amounted to $14,112,000, $11,519,000 and $11,976,000 net of sublease rentals of $9,000 in 1994 and $419,000 in 1993. Substantially all leases are for office space and equipment. A number of lease commitments contain renewal options ranging from one to thirty years.

Note J - Contingencies

     On January 31, 1995, the Department of Insurance of the State of California (the "Department") advised the Company that it had a liability of approximately $4,000,000 plus interest under regulations issued with respect to an amendment to the California Insurance Code known as Proposition 103. On November 2, 1995, the terms of a Stipulation and Consent Order between the Department and the Company were adopted by the Commissioner of the Department. Pursuant to that order, the Company has no premium rollback liability under Proposition 103. Further, the Department acknowledged that premium rates charged by the Company in California since the passage of Proposition 103 have been in compliance with the requirements of the California Insurance Code.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses. Management believes that there are no significant legal proceedings pending against the Company which, net of reserves established therefor, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole.

Note K - Stockholders' Equity and Earnings Per Common Share

     During 1995, the Company repurchased 173,181 shares of its common stock at an aggregate cost of $7,183,000. The Company repurchased 442,327 shares for $13,745,000 in 1994 and 177,658 shares for $5,473,000 in 1993.

     Orion declared a 5-for-4 split of its common stock which was paid on November 15, 1993 to shareholders of record on October 15, 1993. All common stock and per common share data presented in the financial statements give effect to the stock split.

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

     Orion declared dividends on its common stock of $12,078,000, $10,828,000 and $9,860,000, or $.86, $.76 and $.68 per share in 1995, 1994 and 1993, respectively. Dividends were declared in 1993 in the amount of $407,000, or $1.10 per share, on Orion's Adjustable Rate Preferred Stock and $2,000, or $.12 per share, on the $2.125 Preferred Stock.

     The weighted average common shares outstanding for purposes of computing earnings per share amounted to 14,187,000, 14,348,000 and 14,598,000 shares for 1995, 1994 and 1993, respectively. Dividends on preferred stock were deducted from earnings in 1993 to compute earnings per common share.

     Orion has a Stockholder Rights Plan (the "Rights Plan") under which each outstanding share of common stock includes 64% of one preferred stock purchase right (the "Rights"). The Rights Plan is designed to assure stockholders that they will receive equitable treatment in the event of a proposed takeover.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note L - Employee Benefit Plans

     The Company maintains a Stock Savings and Retirement Plan (the "Plan"), qualified under Internal Revenue Code Section 401(k), for eligible employees of the Company (except for employees of McGee). Employee and employer matched contributions to the savings funds are limited to the extent allowable under the Plan and federal income tax law. The Plan also provides for defined contribution savings and retirement benefits that allow the Company to make annual contributions to the Plan based on a percentage of employees' compensation. Employees vest in the Company's contributions over a six-year period. The Company has adopted a Surplus Benefit Plan which provides deferred benefits for those employees who received less than the full employer contribution to the Company's 401(k) plan as a result of federal tax limitations on participation in the Plan.

     McGee maintains a Profit Sharing Plan (the "McGee Plan") which is also a 401(k) plan for eligible employees of McGee. Employee and employer contributions are limited by the McGee Plan and federal income tax law. Employer contributions vest over a seven-year period. McGee has noncontributory defined benefit retirement plans covering all eligible employees, and a nonqualified supplemental retirement plan for certain key employees. At December 31, 1995 the accumulated benefit obligation of the defined benefit plans was approximately $20,205,000, and plan assets for these plans were approximately $19,233,000.

     The Company maintains a number of incentive plans for key employees. Under the Company's 1982 Long-Term Performance Incentive Plan (the "Incentive Plan"), shares of restricted stock as well as stock options may be granted by Orion. Orion granted 27,515, 70,015 and 5,688 shares of restricted stock to key employees during 1995, 1994 and 1993, respectively. Restricted stock is considered issued and outstanding when awarded. There are restrictions as to its transferability, which restrictions lapse proportionately from the second to the fifth anniversaries of grant date. As of December 31, 1995, the restrictions have not lapsed on 115,556 shares of restricted stock. All stock options are granted by Orion at fair market value at date of grant, and are intended to qualify as incentive stock options. Stock options become

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exercisable from the first through fourth anniversaries of the date of grant, and expire ten years after the date of grant. As of December 31, 1995, the number of shares of stock reserved under the Incentive Plan is 471,545 of which 177,374 shares are available for future awards and 294,171 shares are for outstanding stock options, including 175,180 stock options that are exercisable. A summary of the option transactions is as follows:

                                       Year Ended December 31,
                     ---------------------------------------------------------------------
                                1995                   1994                   1993
                                ----                   ----                   ----
                                     Price                  Price                  Price
                        Options      Range     Options      Range     Options      Range
                        -------      -----     -------      -----     -------      -----
Balance - January 1 ... 348,802  $10.16-33.75  284,337  $10.16-32.40  305,860 $10.16-23.92
Granted ...............       -       -        129,800   32.50-33.75    3,438  32.40
Cancelled .............  (5,273)  23.92        (19,531)  14.56-23.92        -      -
Exercised ............. (49,358)  10.16-23.92  (45,804)  10.16-23.92  (24,961) 10.16-14.56
                        -------                -------                -------
Balance - December 31.. 294,171   10.16-33.75  348,802   10.16-33.75  284,337  10.16-32.40
                        =======                =======                =======

     Orion maintains a non-qualified defined benefit retirement plan for members of the Board of Directors who are not employees. Benefits are based on years of service and director fee levels at retirement. In 1995, Orion's stockholders authorized 100,000 shares for a stock option plan for non-employee directors. During 1995 Orion granted 54,000 stock options to directors at fair market value, which become exercisable one year from the date of grant and expire in ten years.

     The total expense for 1995, 1994 and 1993 for the above savings, retirement and pension benefit plans for employees and directors amounted to $6,588,000, $4,659,000 and $3,277,000, respectively.

Note M - Postretirement Medical Benefits

     The Company provides postretirement medical benefits to full-time employees who have attained age 55 and have 10 years of consecutive service immediately prior to retirement. McGee employees that attain age 55 while in service with McGee are eligible for postretirement medical benefits if they have 10 years of service, with an increasing level of benefits for additional years of service up to 35. The postretirement health care plans are not funded. The accumulated postretirement benefit obligation of these plans included in other liabilities in the consolidated balance sheet, including McGee's plan for 1995, is as follows:

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                        December 31,
                                                      ----------------
                                                       1995      1994
                                                       ----      ----
                                                       (000s omitted)
       Retirees .................................     $ 3,353   $2,143
       Fully eligible active plan participants ..       1,713      976
       Other active plan participants ...........       3,585    3,234
       Unrecognized net gains ...................       3,528    2,496
                                                      -------   ------
                                                      $12,179   $8,849
                                                      =======   ======

     Net postretirement benefit cost for the years ended December 31, 1995, 1994 and 1993 was $1,203,000, $1,243,000 and $598,000 consisting of service cost benefits earned of $695,000, $813,000 and $130,000 and interest on the accumulated postretirement benefit obligation of $612,000, $539,000 and $468,000, respectively, and amortization of unrecognized net gains of $104,000 in 1995 and $109,000 in 1994.

     The expected health care cost trend rate used as of December 31, 1995 was 9% for 1996 and 1997, decreasing linearly each year until it reaches 5% for 2005 and future years. At December 31, 1994 the expected health care cost trend rates used were 10.25% for 1995 and 9.5% for 1996, ratably reduced to 6% for 2003 and later years. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the aggregate service cost and interest cost for 1995, 1994 and 1993 by $245,000, $289,000 and $145,000, respectively, and increase the accumulated postretirement benefit obligation as of December 31, 1995 and 1994 by $1,304,000 and $953,000, respectively. A one-percentage-point decrease in the health care cost rate would decrease service and interest costs and the accumulated post retirement benefit obligation by similar amounts. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1995 and 8.5% at December 31, 1994.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N - Industry Segment Information

     The Company's insurance operations are organized and reported as three business segments: Regional Operations, Reinsurance/Special Programs and Guaranty National Companies. Regional Operations provides workers compensation insurance products through EBI Companies. Reinsurance/Special Programs includes DPIC Companies (which markets professional liability insurance), Connecticut Specialty (which writes specialty insurance programs), SecurityRe Companies (a reinsurer), McGee (an underwriting management company that specializes in ocean marine, inland marine and property insurance) and a 20% interest in Intercargo (which underwrites insurance coverages for international trade). The third segment consists of the Company's 49.1% interest in Guaranty National Corporation, which specializes in nonstandard commercial and personal automobile insurance. The Company includes its share of Guaranty National's earnings using the equity method of accounting. The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment. Identifiable assets of the Regional Operations and Reinsurance/Special Programs segments are primarily allocated based on the cash flows of these segments.

     Financial information for the Company's segments for 1995, 1994 and 1993 is shown below:

                                                                                  Earnings (Loss)
                                                                                  Before Federal
                                                                                   Income Taxes
                                                   Realized                       and Cumulative
                                         Net      Investment                         Effect of
                            Premiums  Investment    Gains      Other     Total      Accounting    Identifiable
                             Earned     Income     (Losses)    Income   Revenues      Changes        Assets
                            --------  ----------  ----------  --------  --------  --------------  ------------
                                                                (000s omitted)
1995:
  Regional Operations....  $322,098   $ 35,750    $  4,636    $    188  $362,672     $ 57,830      $  836,089
  Reinsurance/Special
    Programs ............   426,905     59,584       7,781      13,564   507,834       43,241       1,460,435
  Guaranty National
    Companies ...........         -          -           -           -         -        4,466         106,059
  Other .................         -      3,706        (532)        600     3,774      (17,502)         71,005
                           --------   --------    --------    --------  --------     --------      ----------
    Total ...............  $749,003   $ 99,040    $ 11,885    $ 14,352  $874,280     $ 88,035      $2,473,588
                           ========   ========    ========    ========  ========     ========      ==========

1994:
  Regional Operations ...  $278,040   $ 29,287    $  1,246    $    239  $308,812     $ 42,514      $  748,680
  Reinsurance/Special
    Programs ............   413,183     53,209       2,191         575   469,158       34,117       1,213,026
  Guaranty National
    Companies ...........         -          -           -           -         -       11,244          89,760
  Other .................         -      2,419           -         558     2,977      (16,329)         61,295
                           --------   --------    --------    --------  --------     --------      ----------
    Total ...............  $691,223   $ 84,915    $  3,437    $  1,372  $780,947     $ 71,546      $2,112,761
                           ========   ========    ========    ========  ========     ========      ==========

1993:
  Regional Operations ...  $266,373   $ 33,760    $  4,153    $      -  $304,286     $ 34,025      $  758,596
  Reinsurance/Special
    Programs ............   351,031     55,500       6,706         915   414,152       44,032       1,234,033
  Guaranty National
    Companies ...........         -          -           -           -         -        9,509          92,590
  Other .................         -      2,543      (1,381)        555     1,717      (15,061)         32,235
                           --------   --------    --------    --------  --------     --------      ----------
    Total ...............  $617,404   $ 91,803    $  9,478    $  1,470  $720,155     $ 72,505      $2,117,454
                           ========   ========    ========    ========  ========     ========      ==========




                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O - Selected Quarterly Financial Data (Unaudited)

     Quarterly results of operations and earnings per common share for 1995 and 1994 are summarized as follows:
                                             First     Second      Third     Fourth
                                            Quarter    Quarter    Quarter    Quarter
                                            -------    -------    -------    -------
                                            (000s omitted-except for per share data)
1995:
  Premiums earned ......................... $175,058   $186,709   $183,902   $203,334
  Net investment income ...................   23,853     24,435     25,572     25,180
  Realized investment gains ...............    2,560        726      5,885      2,714
  Other income ............................      326        241      6,862      6,923
                                            --------   --------   --------   --------
      Total revenues ...................... $201,797   $212,111   $222,221   $238,151
                                            ========   ========   ========   ========
      Net earnings ........................ $ 17,062   $ 16,049   $ 17,257   $ 17,254
                                            ========   ========   ========   ========
  Net earnings per common share ........... $   1.20   $   1.13   $   1.21   $   1.22
                                            ========   ========   ========   ========

1994:
  Premiums earned ......................... $167,095   $162,443   $180,703   $180,982
  Net investment income ...................   20,768     20,601     22,550     20,996
  Realized investment gains ...............      533        178      1,197      1,529
  Other income ............................      302        415        341        314
                                            --------   --------   --------   --------
      Total revenues ...................... $188,698   $183,637   $204,791   $203,821
                                            ========   ========   ========   ========
      Net earnings ........................ $ 13,240   $ 11,567   $ 15,329   $ 15,109
                                            ========   ========   ========   ========
  Net earnings per common share ........... $    .91   $    .80   $   1.07   $   1.07
                                            ========   ========   ========   ========





     The sum of quarterly per common share amounts may not agree with the corresponding annual amounts due to rounding or antidilution during certain quarters.








                                       -73-

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                             PART III

     Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13) hereof is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting to be held on June 5, 1996. The Company intends to file the proxy material, which involves the election of directors, not later than 120 days after the close of the Company's fiscal year.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a) 1   Financial Statements:

        The following financial statements are included in
        Part II, Item 8.

                                                                Page
                                                                ----

Report of Management.................................             44

Independent Auditors' Report.........................             45

Orion Capital Corporation and Subsidiaries:

     December 31, 1995 and 1994

          Consolidated Balance Sheet.................          46-47

     For the years ended December 31, 1995, 1994 and
       1993

          Consolidated Statement of Earnings.........             48
          Consolidated Statement of Stockholders'
            Equity...................................             49
          Consolidated Statement of Cash Flows.......          50-51

     Notes to the Consolidated Financial Statements..          52-73

(a)  2. Financial Statement Schedules:

     Selected Quarterly Financial Data - for the years ended
December 31, 1995, and 1994 - Included in Part II, Item 8.

                                                              Page
                                                              ----
Schedule         I      Consolidated Summary of
                        Investments - Other than
                        Investments in Related
                        Parties - December 31,
                        1995............................        S-1

                II      Condensed Financial
                        Information of Registrant -        S-2, S-3,
                        December 31, 1995, 1994            S-4, S-5,
                        and 1993........................   S-6

               III      Supplementary Insurance
                        Information - December 31,
                        1995, 1994 and 1993.............        S-7

                 V      Valuation and Qualifying
                        Accounts - December 31, 1995,
                        1994 and 1993...................        S-8

                VI      Supplemental Information
                        For Property - Casualty
                        Insurance Underwriters -
                        December 31, 1995, 1994 and
                        1993............................        S-9

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

   Exhibit 4(v) Senior Debt Indenture, dated as of July 17, 1995, between Orion and the State Street Bank and Trust Company of Connecticut, National Association, as Trustee of Orion's 7 1/4% Senior Notes due July 15, 2005; filed as Exhibit 4.9 to the Company's Current Report on Form 8-K, filed on 7/14/95.

   Exhibit 4(vi) First Supplemental Indenture to the Senior Debt Indenture; filed as Exhibit 4.9(a) to the Company's Current Report on Form 8-K, filed on 7/14/95.

   Exhibit 4(vii) Specimen Certificate representing Orion's 7 1/4% Senior Notes; filed as Exhibit 4.9(b) to the Company's Current Report on Form 8-K, filed on 7/14/95.

   Exhibit 10(i)*      Orion's Deferred Compensation Plan, as
                       amended; filed as Exhibit 10(i) to the
                       Company's Annual Report on Form 10-K for
                       1991.

   Exhibit 10(ii)* Orion's 1982 Long-Term Performance Incentive Plan, as amended; filed as Exhibit 10(iii) to the Company's Annual Report on Form 10-K for 1992.

   Exhibit 10(iii)*    Orion's 1994 Stock Option Plan for Non-
                       Employee Directors; filed as Exhibit 10(iii) to the Company's Annual Report on Form 10-K for 1994.

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

   Exhibit 10(vi)* Employment Agreement between Larry D. Hollen and Orion, as amended and restated on December 6, 1995.

   Exhibit 10(vii)* Employment Agreement between Raymond W. Jacobsen and Orion, as amended and restated as of December 6, 1995.

   Exhibit 10(viii)* Employment Agreement between W. Marston Becker and Orion, dated as of October 31, 1995.

   Exhibit 10(vix) Lease Agreement between Connecticut UTF, Inc., as lessor, and Security Insurance Company of Hartford ("Security"), as lessee, dated as of December 19, 1984; filed as Exhibit 10(xxxiii) to the Company's Annual Report on Form 10-K for l984.

   Exhibit 10(x) Second Assignment of Lease and Agreement from Connecticut UTF, Inc. to Security, dated as of December 19, 1984; filed as Exhibit 10(xxxiv) to the Company's Annual Report on Form 10-K for 1984.

   Exhibit 10(xi)      Purchase Money Second Mortgage from
                       Connecticut UTF, Inc., as mortgagor, to
                       Security, as mortgagee, dated as of
                       December 19, 1984; filed as Exhibit 10(xxxvi) to the Company's Annual Report on Form 10-K for 1984.

   Exhibit 10(xii) Purchase Money Note, in the face amount of $2,800,000, from Connecticut UTF, Inc. to Security, dated December 19, 1984; filed as
                       Exhibit 10(xxxvi) to the Company's Annual
                       Report on Form 10-K for l984.

   Exhibit 10(xiii) Guarantee from Orion to Connecticut UTF, Inc., dated as of December 19, 1984, guaranteeing the performance of Security under its lease with Connecticut UTF, Inc.; filed as Exhibit 10(xxxvii) to the Company's Annual Report on Form 10-K for 1984.

   Exhibit 10(xiv) Form of Indemnification Agreement, dated as of June 3, 1987, between Orion and each of its Directors and Executive Officers; filed as
                       Exhibit 10(xl) to the Company's Annual Report on Form 10-K for l987.

*Management contract or compensatory plan or arrangement.
                                     -77-

   Exhibit 10(xv) Rights Agreement, dated as of March 15, 1989, between Orion and Manufacturers Hanover Trust Company, Rights Agent; filed as Exhibit 1 to the Company's Form 8-A filed March 28, 1989.

   Exhibit 10(xvi) Specific Excess Reinsurance Agreement, effective January 1, 1990, by and among several of the Company's wholly-owned insurance subsidiaries and Cologne Reinsurance Company (Dublin) Ltd.; filed as Exhibit 10(xxiv) to the Company's Annual Report on Form 10-K for 1990.

    Exhibit 10(xvii)*     Retirement Plan for Directors of Orion,
                          as amended (September, 1994); filed as Exhibit 10(xvi) to the Company's Annual Report on Form 10-K for 1994.

    Exhibit 10(xviii)*    Orion Supplemental Benefits Plan, filed as
                          Exhibit 10(xxv) to the Company's Annual Report on Form 10-K for 1991.

    Exhibit 10(xix) Shareholder Agreement, dated as of November 7, 1991 by and among the Company, Guaranty National Corporation and certain wholly-owned subsidiaries of the Company; filed as Exhibit 10(xxv) to the Company's Annual Report on
                          Form 10-K for 1991.

    Exhibit 10(xx) Amendments to the Shareholder Agreement by and among the Company, Guaranty National Corporation and certain wholly-owned subsidiaries of the Company made as of February 2, 1994 and March 2, 1995; filed as Exhibit 10(xix) to the Company's Annual Report on Form 10-K for 1994.

    Exhibit 10(xxi) Underwriting Agreement for Orion's 7 1/4% Notes due 2005, dated July 12, 1995; filed as Exhibit 1 to the Company's Current Report on Form 8-K, filed on 7/14/95.

    Exhibit 10(xxii) Letter Agreement, dated September 13, 1993, by and between Orion and Intercargo Corporation; filed as Exhibit 10(xxii) to the Company's Annual Report on Form 10-K for 1993.

    Exhibit 10(xxiii) Amendment, dated February 14, 1995, to the Letter Agreement by and between Orion Capital Corporation and Intercargo Corporation; filed as Exhibit 10(xxiii) to the Company's Annual Report on Form 10-K for 1994.

    Exhibit 10(xxiv) Agreement, dated September 13, 1993, by and between Orion and The Harper Group, Inc.; filed as Exhibit 10(xxiii) to the Company's Annual Report on Form 10-K for 1993.

    Exhibit 10(xxv) Purchase Agreement by and between Sun Alliance USA Inc. and Orion, dated as of June 30, 1995.

*Management contract or compensatory plan or arrangement.
                                     -78-

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

        None.

   (c)  Filed exhibits:

        See Exhibit Index


   (d)  Financial statements of non-consolidated subsidiaries:

          The Audited Consolidated Financial Statements of Guaranty National Corporation and subsidiaries, Consolidated Balance Sheet at December 31, 1995 and 1994, Consolidated Statement of Earnings, State-ment of Changes in Shareholders' Equity and Statement of Cash Flows for the years ended December 31, 1995, 1994 and 1993, the Related Notes to the Consolidated Financial Statements and Financial Statement Schedules included in Guaranty National Corporation's Annual Report on Form 10-K for the
          1995 fiscal year are incorporated herein by reference ("Guaranty National 1995 Form 10-K").
          In addition, the information set forth under the caption "Reserves" (on pages 13 through 17) of the Guaranty National 1995 Form 10-K is in-corporated by reference herein. The Company currently holds a slightly less than 50% interest in Guaranty National's outstanding common stock. Since November 1991, Guaranty National's operations have been reported by the Company on the equity accounting basis.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORION CAPITAL CORPORATION



By: /s/ Alan R. Gruber                               March 14, 1996
    ------------------
       Alan R. Gruber      Chairman of the Board
                           (Principal Executive
                            and Financial Officer)


By: /s/ Daniel L. Barry                               March 14, 1996
    -------------------
        Daniel L. Barry     Vice President and
                            Controller (Principal
                            Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the members of the Board of Directors of the Registrant) in the capacities and on the dates indicated:

  Signature and Title                                    Date
-------------------------                           --------------


/s/ Alan R. Gruber                                  March 14, 1996
-------------------------
    Alan R. Gruber
  Chairman of the Board


/s/ W. Marston Becker                               March 14, 1996
--------------------------
     Vice Chairman


/s/ Bertram J. Cohn                                 March 14, 1996
-------------------------
    Bertram J. Cohn
       Director


/s/ John C. Colman                                  March 14, 1996
-------------------------
    John C. Colman
       Director


/s/ Larry D. Hollen                                 March 14, 1996
-------------------------
    Larry D. Hollen
       Director


/s/ Robert H. Jeffrey                               March 14, 1996
----------------------
   Robert H. Jeffrey
     Director


/s/ Warren R. Lyons                                 March 14, 1996
-------------------------
    Warren R. Lyons
       Director


/s/ James K. McWilliams                             March 14, 1996
-------------------------
    James K. McWilliams
       Director


/s/ R. W. Moore                                     March 14, 1996
-------------------------
     Ronald W. Moore
       Director

  Signature and Title                                    Date
----------------------                                 --------



----------------------
    Robert B. Sanborn
     Director


/s/ William J. Shepherd                             March 14, 1996
-----------------------
    William J. Shepherd
     Director


/s/ John R. Thorne                                  March 14, 1996
-----------------------
    John R. Thorne
     Director


--------------------
    Roger B. Ware
     Director

                                  EXHIBIT INDEX

Exhibit 10(vi) Employment Agreement between Larry D. Hollen and Orion, as amended and restated on December 6, 1995.

Exhibit 10(vii) Employment Agreement between Raymond W. Jacobsen and Orion, as amended and restated as of December 6, 1995.

Exhibit 10(viii) Employment Agreement between W. Marston Becker and Orion, dated as of October 31, 1996.


Exhibit 10(xxvi) Purchase Agreement by and between Sun Alliance USA Inc. and Orion, dated as of June 30, 1995.

Exhibit 11           Statement re:  computation of earnings
                     per common share.

Exhibit 21           Subsidiaries of Orion.

Exhibit 23           Consents of Deloitte & Touche.

Exhibit 27           Financial Data Schedule.

Exhibit 28** Information from reports furnished to state insurance regulatory authorities.




















---------------------------------
**Exhibit 28, information from reports furnished to state insurance regulatory authorities, has been filed on paper with the Securities and Exchange Commission under cover of Form SE.

                                                                    SCHEDULE I
                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SUMMARY OF INVESTMENTS-OTHER THAN
                       INVESTMENTS IN RELATED PARTIES
                              December 31, 1995
                               (000s omitted)
==============================================================================
              Column A                Column B      Column C        Column D
              --------                --------      --------        --------
                                                                  Amount Shown
                                                                 on Balance
          Type of Investment            Cost         Value           Sheet
______________________________________________________________________________
Fixed maturities held-to-maturity:
  Bonds -
    United States Government and
     government agencies and
     authorities ................   $   90,770      $ 93,838        $   90,770
    States, municipalities and
      political subdivisions ....      137,807       144,231           137,807
    Foreign governments .........           50            50                50
    All other corporate bonds ...       36,542        38,163            36,542
                                    ----------      --------        ----------
                                       265,169       276,282           265,169
                                    ----------      ========        ----------

Fixed maturities available-for-sale:
  Bonds -
    United States Government and
     government agencies and
     authorities ................      206,722       216,064           216,064
    States, municipalities and
      political subdivisions ....      246,026       264,488           264,488
    Foreign governments .........        7,900         8,462             8,462
    Public utilities ............        7,086         7,789             7,789
    All other corporate bonds ...      188,351       194,499           194,499
  Redeemable preferred stocks ...       91,923        91,567            91,567
                                    ----------      --------        ----------
                                       748,008       782,869           782,869
                                    ----------      ========        ----------

Equity securities:
  Common stocks -
    Public utilities ............        8,348        10,287            10,287
    Banks, trusts and insurance
      companies .................       36,704        71,292            71,292
    Industrial, miscellaneous and
      all other .................       63,159        77,316            77,316
  Non-redeemable preferred stocks      149,167       145,990           145,990
                                    ----------      --------        ----------
                                       257,378       304,885           304,885
                                    ----------      ========        ----------

Mortgage loans on real estate ...        1,979                           1,979
Other long-term investments .....       60,946                          60,946
Short-term investments ..........      187,013                         187,013
                                    ----------                      ----------
      Total investments .........   $1,520,493                      $1,602,861
                                    ==========                      ==========
                                       S-1

                                                                   SCHEDULE II
                ORION CAPITAL CORPORATION AND SUBSIDIARIES
              CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ORION CAPITAL CORPORATION
                              BALANCE SHEET
                              (000s omitted)

                                  ASSETS

                                                             December 31,
                                                         --------------------
                                                           1995        1994
                                                           ----        ----
Fixed maturities held at market (cost $666 - 1995 and
  $1,344 - 1994) ......................................  $    666    $  1,344

Short-term investments ................................    55,425      12,838

Cash ..................................................         3         180

Notes receivable and other assets .....................     4,476       4,078

Deferred federal income taxes .........................     8,739      42,008

Investment in subsidiaries ............................   651,781     497,024

Excess of cost over fair value of net assets acquired..    48,987      28,140
                                                         --------    --------

  Total assets ........................................  $770,077    $585,612
                                                         ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities .....................................  $ 31,551    $ 27,325

Due to affiliates .....................................    19,682      25,988

Federal income taxes payable ..........................    18,793      14,829

Notes payable .........................................   209,148     152,382
                                                         --------    --------

  Total liabilities ...................................   279,174     220,524

Stockholders' equity ..................................   490,903     365,088
                                                         --------    --------

  Total liabilities and stockholders' equity ..........  $770,077    $585,612
                                                         ========    ========

          See Notes to Condensed Financial Information of Registrant


                                                                  SCHEDULE II

                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         ORION CAPITAL CORPORATION
                           STATEMENT OF EARNINGS
                              (000s omitted)
                                                    Year Ended December 31,
                                                 ----------------------------
                                                   1995      1994      1993
                                                   ----      ----      ----
Revenues:
  Net investment income .......................  $  1,770  $    396  $    458
  Realized investment losses ..................      (800)        -       (13)
  Other income ................................       595       550       550
                                                 --------  --------  --------
                                                    1,565       946       995
                                                 --------  --------  --------
Expenses:
  Interest ....................................    15,537    13,190    12,670
  General and administrative ..................     3,106     3,676     1,629
  Amortization of excess of cost over fair
    value of net assets acquired ..............     1,470     1,110     1,111
                                                 --------  --------  --------
                                                   20,113    17,976    15,410
                                                 --------  --------  --------

Loss before federal income taxes (benefit),
  equity in net earnings of subsidiaries and
  cumulative effect of adoption of new
  accounting principles .......................   (18,548)  (17,030)  (14,415)
                                                 --------  --------  --------
Federal income taxes (benefit):
  Current .....................................    24,165     6,395    16,448
  Deferred ....................................    (3,881)    9,906      (931)
                                                 --------  --------  --------
                                                   20,284    16,301    15,517
                                                 --------  --------  --------
Loss before equity in net earnings of
  subsidiaries and cumulative effect of change
  in accounting principles ....................   (38,832)  (33,331)  (29,932)
Equity in net earnings of subsidiaries ........   106,454    88,576    86,920
                                                 --------  --------  --------
Earnings before cumulative effect of change in
  accounting principles .......................    67,622    55,245    56,988
Cumulative effect of change in accounting
  principles ..................................         -         -    11,825
                                                 --------  --------  --------
Net earnings ..................................  $ 67,622  $ 55,245  $ 68,813
                                                 ========  ========  ========



        See Notes to Condensed Financial Information of Registrant


                                                                  SCHEDULE II
                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          ORION CAPITAL CORPORATION
                           STATEMENT OF CASH FLOWS
                               (000s omitted)

                                                   Year Ended December 31,
                                               ------------------------------
                                                 1995       1994       1993
                                                 ----       ----       ----
Cash flows from operating activities:
  Dividends received from subsidiaries ......  $ 30,546   $ 30,013   $ 25,512
  Net investment income collected ...........     1,737        212        156
  Federal income taxes received from
    subsidiaries ............................     4,500      6,000      5,600
  Interest paid .............................   (12,123)   (12,524)   (11,998)
  Other expenses paid .......................    (2,276)    (2,454)    (2,249)
  Other receipts ............................     1,268      3,230        634
                                               --------   --------   --------
   Net cash provided by operating activities.    23,652     24,477     17,655
                                               --------   --------   --------
Cash flows from investing activities:
  Sales of equity securities ................                    -        426
  Purchase of fixed maturities ..............         -     (1,344)         -
  Net purchases of short-term investments ...   (42,587)    (4,313)    (4,793)
  Investments in subsidiaries ...............     4,476        763     (6,983)
  Acquisition of McGee ......................   (22,355)         -          -
  Other payments ............................       (99)      (795)       (17)
                                               --------   --------   --------
    Net cash used in investing activities ...   (60,565)    (5,689)   (11,367)
                                               --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of notes payable ...   110,413          -     59,672
  Proceeds from issuance of common stock ....       246        598        286
  Repayment of notes payable ................   (54,500)    (8,000)   (29,500)
  Dividends paid to stockholders ............   (12,717)   (11,263)   (11,598)
  Purchases of common stock and purchases
    and redemption of adjustable rate
    preferred stock .........................    (6,689)       (38)   (23,615)
  Other payments ............................       (17)      (351)    (1,113)
                                               --------   --------   --------
    Net cash provided by (used in) financing
      activities ............................    36,736    (19,054)    (5,868)
                                               --------   --------   --------
    Net increase (decrease) in cash .........      (177)      (266)       420
  Cash balance, beginning of year ...........       180        446         26
                                               --------   --------   --------
  Cash balance, end of year .................  $      3   $    180   $    446
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
                                (000s omitted)


                                                   Year Ended December 31,
                                               ------------------------------
                                                 1995       1994      1993
                                                 ----       ----      ----
Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings ................................  $ 67,622   $ 55,245   $ 68,813
                                               --------   --------   --------
Adjustments:
  Cumulative effect of change in accounting
    principles ..............................         -          -    (11,825)
  Equity in net earnings of subsidiaries ....  (106,454)   (88,576)   (86,920)
  Consolidating elimination of subsidiaries
    income taxes ............................    30,941     10,576     18,962
  Dividends received from subsidiaries ......    30,546     30,013     25,512
  Depreciation and amortization .............     2,594      2,064      1,966
  Deferred federal income taxes (benefit) ...    (3,881)     9,906       (931)
  Realized investment losses ................       800          -         13
  Amortization of discount on debt ..........        36         10          9

Change in assets and liabilities:
  Decrease (increase) in notes receivable and
    other assets ............................        90       (520)       470
  Increase (decrease) in taxes payable and
    other liabilities .......................     7,799     (1,668)     9,952
  Increase (decrease) in due to affiliates ..    (6,441)     7,427     (8,366)
                                               --------   --------   --------
    Total adjustments and changes ...........   (43,970)   (30,768)   (51,158)
                                               --------   --------   --------
  Net cash provided by operating activities..  $ 23,652   $ 24,477   $ 17,655
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


         See Notes to Condensed Financial Information of Registrant


                                                                  SCHEDULE II

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 Years Ended December 31, 1995, 1994 and 1993

Note A - Notes Payable

     Notes payable consist of the following:

                                                                  Estimated
                                           Carrying Value       Market Value
                                          -----------------  -----------------
          December 31,                      1995     1994      1995     1994
          ------------                      ----     ----      ----     ----
                                                     (000s omitted)
$110,000,000 face amount, 9 1/8% Senior
  Notes, due September 1, 2002 .......... $109,894 $109,882  $125,642 $111,815
$100,000,000 face amount, 7 1/4% Senior
  Notes, due July 15, 2005 ..............   99,254        -   104,160        -
Borrowings under loan agreement with
  banks (various interest rates) ........        -   42,500         -   42,500
                                          -------- --------  -------- --------
                                          $209,148 $152,382  $229,802 $154,315
                                          ======== ========  ======== ========

     As of December 31, 1995, $110,000,000 of the Registrant's debt is scheduled to be repaid on September 1, 2002 and the remaining $100,000,000 is due on July 15, 2002.

Note B - Expense Reimbursement and Management Fees

     During 1993 through 1995, the Registrant was reimbursed for payroll, office rental and other expenses incurred by it to support the operations of its insurance subsidiaries. This reimbursement of $6,232,000, $5,735,000 and $5,230,000 in 1995, 1994 and 1993, respectively, is accounted for as a reduction of general and administrative expenses. The Registrant received an investment management fee from Guaranty National of $595,000 in 1995 and $550,000 in 1994 and 1993.

                                                                                                                       SCHEDULE III
                                             ORION CAPITAL CORPORATION AND SUBSIDIARIES
                                                 SUPPLEMENTARY INSURANCE INFORMATION
                                                           (000s omitted)
-----------------------------------------------------------------------------------------------------------------------------------
   Column A       Column B   Column C   Column D  Column E Column F  Column G   Column H    Column I    Column J  Column J Column K
   --------       --------   --------   --------  -------- --------  --------   --------    --------    --------  -------- --------
                              Reserve
                             For Unpaid          Dividends                                 Amortization
                  Deferred     Losses             Payable                      Losses and  of Deferred            Policy-
                   Policy     and Loss              to                  Net       Loss       Policy      Other    holders'
                 Acquisition Adjustment Unearned  Policy-  Premiums Investment Adjustment  Acquisition Insurance  Dividend Premiums
   Segment          Costs     Expenses  Premiums  holders   Earned    Income    Expenses      Costs     Expenses  Expenses Written
                                                                        (a)
___________________________________________________________________________________________________________________________________
1995:
Regional Operations $29,516  $  460,597  $ 84,360  $16,799  $322,098  $ 35,750   $201,054   $ 73,544    $11,302   $17,231  $332,598
Reinsurance/
  Special Programs.  48,157     814,385   217,745    2,147   426,905    59,584    311,179    121,937     10,260     4,559   424,838
Other .............       -           -         -        -         -     3,706          -          -          -         -         -
                    -------  ----------  --------  -------  --------  --------   --------   --------    -------   -------  --------
                    $77,673  $1,274,982  $302,105  $18,946  $749,003  $ 99,040   $512,233   $195,481    $21,562   $21,790  $757,436
                    =======  ==========  ========  =======  ========  ========   ========   ========    =======   =======  ========

1994:
Regional Operations $21,313  $  463,360  $ 62,431  $11,179  $278,040  $ 29,287   $186,437   $ 55,986    $ 9,871   $12,404  $279,738
Reinsurance/
  Special Programs.  48,824     717,969   194,424    1,472   413,183    53,209    311,686    109,122     11,590     2,432   432,317
Other .............       -           -         -        -         -     2,419          -          -          -         -         -
                    -------  ----------  --------  -------  --------  --------   --------   --------    -------   -------  --------
                    $70,137  $1,181,329  $256,855  $12,651  $691,223  $ 84,915   $498,123   $165,108    $21,461   $14,836  $712,055
                    =======  ==========  ========  =======  ========  ========   ========   ========    =======   =======  ========

1993:
Regional Operations $19,326  $  474,903  $ 67,310  $10,581  $266,373  $ 33,760   $191,826   $ 59,596    $ 8,144   $ 9,232  $265,082
Reinsurance/
  Special Programs.  38,196     665,500   192,049    1,942   351,031    55,500    267,306     88,844      9,237     3,281   370,504
Other .............       -           -         -        -         -     2,543          -          -          -         -         -
                    -------  ----------  --------  -------  --------  --------   --------   --------    -------   -------  --------
                    $57,522  $1,140,403  $259,359  $12,523  $617,404  $ 91,803   $459,132   $148,440    $17,381   $12,513  $635,586
                    =======  ==========  ========  =======  ========  ========   ========   ========    =======   =======  ========


(a)  Net investment income for Regional Operations and Reinsurance/Special Programs is allocated on the basis of cash flow.
                                                                       S-7
/TABLE

                                                                    SCHEDULE V

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (000s omitted)


===============================================================================
    Column A          Column B           Column C          Column D   Column E
    --------          --------           --------          --------   --------
                                         Additions
                                  ----------------------
                                      (1)        (2)
                     Balance at   Charged to  Charged to             Balance at
                    Beginning of   Costs and    Other     Deductions   End of
  Description          Period      Expenses    Accounts      (a)       Period
_______________________________________________________________________________
1995:
Allowance for
  doubtful accounts-
  Accounts and notes
    receivable         $1,954       $1,689      $    -      $  431     $3,212
                       ======       ======      ======      ======     ======

1994:
Allowance for
  doubtful accounts-
  Accounts and notes
    receivable         $1,859       $1,030      $    -      $  935     $1,954
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
                       ======       ======      ======      ======     ======





     (a)  Accounts written off


                                                                                                                        SCHEDULE VI
                                               ORION CAPITAL CORPORATION AND SUBSIDIARIES
                                  SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS
                                                             (000s omitted)

===================================================================================================================================
    Column A       Column B   Column C   Column D  Column E Column F  Column G      Column H          Column I   Column J  Column K
    --------       --------   --------   --------  -------- --------  --------      --------          --------   --------  --------
                               Reserve
                                 for                                             Losses and Loss
                                Unpaid                                         Adjustment Expenses  Amortization   Paid
                   Deferred     Losses   Discount                              Incurred Related to  of Deferred   Losses
                    Policy     and Loss  Deducted                       Net        (1)       (2)      Policy     and Loss
Affiliation with  Acquisition Adjustment in Column Unearned Premiums Investment  Current    Prior   Acquisition Adjustment Premiums
   Registrant        Costs     Expenses     (C)    Premiums  Earned    Income      Year     Year      Costs      Expenses  Written
                                            (a)
___________________________________________________________________________________________________________________________________
1995:
 Consolidated
  property and
  casualty entities $ 77,673  $1,274,982  $  4,100  $302,105 $749,003  $ 95,334  $500,514  $ 11,719  $195,481   $409,797  $757,436
                    ========  ==========  ========  ======== ========  ========  ========  ========  ========   ========  ========

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
                    ========  ==========  ========  ======== ========  ========  ========  ========  ========   ========  ========

(a)  Discount deducted in Column C is computed using a statutory interest rate of 3.5% for certain workers compensation losses.

                                                                     S-9
/TABLE