Form 10-Q
period 1996-03-31
ORION CAPITAL CORP
filed 1996-05-02
CIK 74931

                            FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996

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

13,766,506 shares of Common Stock, $1.00 par value, of the registrant were outstanding on May 2, 1996.


                            Page 1 of 25
                 Exhibit Index Appears at Page 21






                        ORION CAPITAL CORPORATION

                             FORM 10-Q INDEX

                  For the Quarter Ended March 31, 1996




                                                                    Page
                                                                   Number
                                                                   ------

PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:
    Consolidated Balance Sheet at March 31, 1996 (Unaudited)
      and December 31, 1995 ..................................     3 - 4

    Consolidated Statement of Earnings for the three-months
      ended March 31, 1996 and 1995 (Unaudited) ..............         5

    Consolidated Statement of Stockholders' Equity for the
      three-months ended March 31, 1996 and 1995 (Unaudited),
      and for the year ended December 31, 1995 ...............         6

    Consolidated Statement of Cash Flows for the three-months
      ended March 31, 1996 and 1995 (Unaudited) ..............     7 - 8

    Notes to Consolidated Financial Statements (Unaudited) ...     9 - 11

    Independent Accountants' Review Report ...................         12

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............    13 - 18

PART II.  OTHER INFORMATION ..................................         19

                        PART 1. FINANCIAL INFORMATION
                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                               (000s omitted)

                                              March 31, 1996     December 31,
                                                (Unaudited)          1995
                                              --------------     ------------
Investments:
  Fixed maturities at amortized cost
    (market $271,265 - 1996 and $276,282 -
    1995) ..................................    $  264,664        $  265,169
  Fixed maturities at market (amortized
    cost $751,715 - 1996 and $748,008 - 1995)      767,994           782,869
  Common stocks at market (cost $103,704 -
    1996 and $108,211 - 1995) ..............       153,026           158,895
  Non-redeemable preferred stocks at
    market (cost $154,804 - 1996 and
    $149,167 - 1995) .......................       151,390           145,990
  Other long-term investments ..............        63,992            62,925
  Short-term investments ...................       217,291           187,013
                                                ----------        ----------
     Total investments .....................     1,618,357         1,602,861

Cash .......................................         7,298             3,584
Accrued investment income ..................        18,637            19,290
Investments in and advances to affiliates ..       126,221           125,731
Accounts and notes receivable ..............       137,615           137,197
Reinsurance recoverables and prepaid
  reinsurance ..............................       382,238           360,052
Deferred policy acquisition costs ..........        82,238            77,673
Property and equipment .....................        36,032            34,009
Excess of cost over fair value of net
  assets acquired ..........................        49,951            50,199
Deferred federal income taxes ..............        16,486             8,726
Other assets ...............................        62,372            54,266
                                                ----------        ----------
     Total assets ..........................    $2,537,445        $2,473,588
                                                ==========        ==========






          See Notes to Consolidated Financial Statements (Unaudited)

                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                   (000s omitted - except for share data)

                                                  March 31, 1996  December 31,
                                                    (Unaudited)       1995
                                                  --------------  ------------
Liabilities:
  Policy liabilities -
    Losses ......................................   $1,033,638     $1,007,016
    Loss adjustment expenses ....................      271,123        267,966
    Unearned premiums ...........................      320,643        302,105
    Policyholders' dividends ....................       18,227         18,946
                                                    ----------     ----------
      Total policy liabilities ..................    1,643,631      1,596,033
  Federal income taxes payable ..................       22,172         18,910
  Notes payable .................................      209,164        209,148
  Other liabilities .............................      174,686        158,594
                                                    ----------     ----------
      Total liabilities .........................    2,049,653      1,982,685
                                                    ----------     ----------

Contingencies (Note E)

Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares -
    issued and outstanding - none
  Common stock, $1 par value; authorized
    30,000,000 shares; issued 15,337,650 shares..       15,338         15,338
  Capital surplus ...............................      146,330        146,658
  Net unrealized investment gains, net of
    federal income taxes of $18,954 -
    1996 and $26,691 - 1995 .....................       48,887         63,255
  Net unrealized foreign exchange translation
    losses, net of federal income tax benefits of
    $405 - 1996 and $540 - 1995 .................       (3,685)        (3,935)
  Retained earnings .............................      312,867        298,452
  Treasury stock, at cost (1,459,944 shares -
    1996 and 1,385,012 shares - 1995) ...........      (29,967)       (26,534)
  Deferred compensation on restricted stock .....       (1,978)        (2,331)
                                                    ----------     ----------
      Total stockholders' equity ................      487,792        490,903
                                                    ----------     ----------
      Total liabilities and stockholders' equity.   $2,537,445     $2,473,588
                                                    ==========     ==========


          See Notes to Consolidated Financial Statements (Unaudited)

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)
                (000s omitted-except for per common share data)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1996            1995
                                                     ----            ----
Revenues:
  Premiums earned .............................    $186,932        $175,058
  Net investment income .......................      25,086          23,853
  Realized investment gains ...................       3,384           2,560
  Other income ................................       5,685             326
                                                   --------        --------
                                                    221,087         201,797
                                                   --------        --------
Expenses:
  Losses incurred .............................      97,382          94,745
  Loss adjustment expenses ....................      29,750          27,852
  Amortization of deferred policy acquisition
    costs .....................................      49,357          45,216
  Other insurance expenses ....................       5,308           6,064
  Dividends to policyholders ..................       3,946           3,316
  Interest expense ............................       4,455           3,562
  Other expenses ..............................      10,416           1,921
                                                   --------        --------
                                                    200,614         182,676
                                                   --------        --------
Earnings before equity in earnings of
 affiliates and federal income taxes ..........      20,473          19,121
Equity in earnings of affiliates ..............       2,026           3,095
                                                   --------        --------
Earnings before federal income taxes ..........      22,499          22,216
Federal income taxes ..........................       4,612           5,154
                                                   --------        --------

  Net earnings ................................    $ 17,887        $ 17,062
                                                   ========        ========

  Net earnings per common share ...............    $   1.28        $   1.20
                                                   ========        ========










          See Notes to Consolidated Financial Statements (Unaudited)


                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (000s omitted)

                                             Three Months Ended
                                                  March 31,        Year Ended
                                                 (Unaudited)      December 31,
                                             -------------------  ------------
                                               1996       1995        1995
                                               ----       ----        ----
Common stock:
  Balance ................................   $ 15,338   $ 15,338    $ 15,338
                                             ========   ========    ========
Capital surplus:
  Balance, beginning of period ...........   $146,658   $147,598    $147,598
  Issuance of common stock ...............          -        152         152
  Exercise of stock options and issuance
    (cancellation) of restricted stock ...       (328)        22      (1,092)
                                             --------   --------    --------
  Balance, end of period .................   $146,330   $147,772    $146,658
                                             ========   ========    ========
Net unrealized investment gains (losses):
  Balance, beginning of period ...........   $ 63,255   $(11,498)   $(11,498)
  Change in unrealized investment gains
    (losses), net of taxes ...............    (14,368)    21,654      74,753
                                             --------   --------    --------
  Balance, end of period .................   $ 48,887   $ 10,156    $ 63,255
                                             ========   ========    ========
Net unrealized foreign exchange
  translation losses:
  Balance, beginning of period ...........   $ (3,935)  $ (3,959)   $ (3,959)
  Change in unrealized foreign exchange
    translation losses, net of taxes .....        250        320          24
                                             --------   --------    --------
  Balance, end of period .................   $ (3,685)  $ (3,639)   $ (3,935)
                                             ========   ========    ========
Retained earnings:
  Balance, beginning of period ...........   $298,452   $242,908    $242,908
  Net earnings ...........................     17,887     17,062      67,622
  Dividends declared .....................     (3,472)    (2,814)    (12,078)
                                             --------   --------    --------
  Balance, end of period .................   $312,867   $257,156    $298,452
                                             ========   ========    ========
Treasury stock:
  Balance, beginning of period ...........   $(26,534)  $(22,451)   $(22,451)
  Issuance of common stock ...............          -        728         770
  Exercise of stock options and issuance
    (cancellation) of restricted stock ...        453        190       2,330
  Acquisition of treasury stock ..........     (3,886)         -      (7,183)
                                             --------   --------    --------
  Balance, end of period .................   $(29,967)  $(21,533)   $(26,534)
                                             ========   ========    ========
Deferred compensation on restricted stock:
  Balance, beginning of period ...........   $ (2,331)  $ (2,848)   $ (2,848)
  (Issuance) cancellation of restricted
    stock ................................        124       (168)       (517)
  Amortization of deferred compensation on
    restricted stock .....................        229        278       1,034
                                             --------   --------    --------
  Balance, end of period .................   $ (1,978)  $ (2,738)   $ (2,331)
                                             ========   ========    ========

          See Notes to Consolidated Financial Statements (Unaudited)

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                                (000s omitted)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1996           1995
                                                       ----           ----
Cash flows from operating activities:
  Premiums collected ...........................     $ 196,612     $ 170,978
  Net investment income collected ..............        23,431        24,526
  Losses and loss adjustment expenses paid .....      (108,010)     (105,957)
  Policy acquisition costs paid ................       (61,000)      (51,027)
  Dividends paid to policyholders ..............        (4,665)       (2,948)
  Interest paid ................................        (8,610)       (5,977)
  Federal income tax payments ..................        (1,367)       (1,502)
  Other payments ...............................        (5,139)       (1,978)
                                                     ---------     ---------
    Net cash provided by operating activities ..        31,252        26,115
                                                     ---------     ---------
Cash flows from investing activities:
  Maturities of fixed maturity investments .....        10,981        17,349
  Sales of fixed maturity investments ..........        63,957        22,172
  Sales of equity securities ...................        18,924         8,560
  Investments in fixed maturities ..............       (67,861)      (36,825)
  Investments in equity securities .............       (17,004)      (17,494)
  Net purchases of short-term investments ......       (27,106)      (17,814)
  Other payments ...............................        (2,624)         (639)
                                                     ---------     ---------
    Net cash used in investing activities ......       (20,733)      (24,691)
                                                     ---------     ---------
Cash flows from financing activities:
  Repayment of notes payable ...................             -        (2,500)
  Dividends paid to stockholders ...............        (3,213)       (2,809)
  Purchases of common stock ....................        (3,417)            -
  Other payments ...............................           (12)          (16)
                                                     ---------     ---------
    Net cash used in financing activities ......        (6,642)       (5,325)
                                                     ---------     ---------
    Effect of foreign exchange rate changes on
      cash .....................................          (163)            -
                                                     ---------     ---------
    Net increase (decrease) in cash ............         3,714        (3,901)
  Cash balance, beginning of period ............         3,584         6,201
                                                     ---------     ---------
  Cash balance, end of period ..................     $   7,298     $   2,300
                                                     =========     =========




          See Notes to Consolidated Financial Statements (Unaudited)

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                 (UNAUDITED)
                                (000s omitted)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1996            1995
                                                      ----            ----
Reconciliation of net earnings to net
  cash provided by operating activities:
Net earnings ..................................     $ 17,887        $ 17,062
                                                    --------        --------
Adjustments:
  Depreciation and amortization ...............        1,508           1,266
  Amortization of excess of cost over fair
    value of net assets acquired ..............          491             293
  Deferred federal income taxes ...............         (158)          1,488
  Amortization of fixed maturity investments ..         (673)            503
  Non-cash investment income ..................       (2,594)         (2,417)
  Equity in earnings of affiliates ............       (2,026)         (3,095)
  Dividends received from affiliates ..........        1,053             887
  Realized investment gains ...................       (3,384)         (2,560)
  Foreign exchange translation adjustment .....          544               -
  Other .......................................          (12)            (10)

Change in assets and liabilities:
  Decrease in accrued investment income .......          663           1,598
  Increase in accounts and notes receivable ...         (418)         (9,660)
  Decrease (increase) in reinsurance
    recoverables and prepaid reinsurance ......      (22,186)         11,016
  Increase in deferred policy acquisition costs       (4,565)         (1,246)
  Decrease (increase) in other assets .........        4,284          (9,185)
  Increase in losses ..........................       26,622           3,207
  Increase in loss adjustment expenses ........        3,157           7,974
  Increase in unearned premiums ...............       18,538             987
  Increase (decrease) in policyholders'
    dividends .................................         (719)            368
  Increase (decrease) in other liabilities ....       (6,760)          7,639
                                                    --------        --------
    Total adjustments and changes .............       13,365           9,053
                                                    --------        --------
Net cash provided by operating activities .....     $ 31,252        $ 26,115
                                                    ========        ========





           See Notes to Consolidated Financial Statements (Unaudited)

                                     Page 8

                ORION CAPITAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                Three Months Ended March 31, 1996 and 1995

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

     In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's results of operations, financial position and cash flows for all periods presented. Although these consolidated financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 annual report on Form 10-K.

Note B - Investment in Affiliates

     As of March 31, 1996 the Company owned 49.5% of the common stock of Guaranty National Corporation ("Guaranty National"), and 20.7% of Intercargo Corporation ("Intercargo"), both publicly-held companies. The Company records its share of Intercargo's operating results in the subsequent quarter, after Intercargo has reported its financial results. Summarized financial information of the Company's affiliates for the three months ended March 31, 1996 and 1995 is as follows:

                                                     Three Months Ended
                                                           March 31,
                                                     ------------------
                                                       1996      1995
                                                       ----      ----
                                                       (000s omitted)
Revenues:
  Premiums earned .................................  $137,098  $ 99,459
  Realized investment gains .......................     1,981       569
  Investment and other income .....................    11,504     8,041
                                                     --------  --------
                                                      150,583   108,069
                                                     --------  --------
Expenses:
  Insurance expenses ..............................   145,320    96,938
  Interest and other ..............................     2,290     1,360
                                                     --------  --------
                                                      147,610    98,298
                                                     --------  --------
Earnings before federal income taxes ..............     2,973     9,771
Federal income taxes ..............................       825     2,349
                                                     --------  --------
Net earnings ......................................  $  2,148  $  7,422
                                                     ========  ========
The Company's proportionate share .................  $  2,026  $  3,095
                                                     ========  ========

     The Company's investments in and advances to affiliates were as follows:

                                               March 31,    December 31,
                                                 1996           1995
                                               ---------    ------------
                                                    (000s omitted)

Book value ................................    $126,221       $125,731
Market value ..............................     136,127        128,120

Guaranty National shares held .............       7,410          7,340
  - Book value of shares held .............    $106,865       $106,059
  - Market value of shares held ...........     122,264        112,855

Intercargo shares held ....................       1,584          1,526
  - Book value of shares held .............    $ 19,356       $ 19,672
  - Market value of shares held ...........      13,863         15,265

Note C - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information:

                                            Three Months Ended March 31,
                                            ----------------------------
                                                  1996         1995
                                                  ----         ----
                                                    (000s omitted)

Direct premiums written ..................      $222,657     $175,155
Reinsurance assumed ......................        39,393       30,569
                                                --------     --------
Gross premiums written ...................       262,050      205,724
Reinsurance ceded ........................       (64,717)     (29,632)
                                                --------     --------
Net premiums written .....................      $197,333     $176,092
                                                ========     ========
Direct premiums earned ...................      $209,654     $173,320
Reinsurance assumed ......................        33,858       31,416
                                                --------     --------
Gross premiums earned ....................       243,512      204,736
Reinsurance ceded ........................       (56,580)     (29,678)
                                                --------     --------
Net premiums earned ......................      $186,932     $175,058
                                                ========     ========
Loss and loss adjustment expenses incurred
  recoverable from reinsurers ............      $ 23,011     $ 11,013
                                                ========     ========

Note D - Stockholders' Equity and Earnings Per Common Share

     The Company repurchased 84,811 shares of its common stock at an aggregate cost of $3,886,000 in the first three months of 1996. On March 29, 1996, the Board of Directors authorized an additional $5,000,000 for the stock repurchase program. Since March 31, 1996, the Company repurchased an additional 104,100 shares for $4,646,000. The remaining authorization as of April 29, 1996 is $2,087,000.

     Earnings per common share is computed using the weighted average common and dilutive common equivalent shares outstanding for the three months ended March 31, 1996 and 1995. The weighted average common and equivalent shares amounted to 13,997,000 and 14,183,000 shares for the quarters ended March 31, 1996 and 1995, respectively.

Note E - Contingencies

     Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses. Management believes that there are no significant legal proceedings pending against the Company which, net of reserves established therefor, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole. (See also Note J to the 1995 consolidated financial statements.)

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Orion Capital Corporation
New York, New York

     We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of March 31, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Orion Capital Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended; and in our report dated February 21, 1996, we expressed an unqualified opinion on those consolidated financial statements. The consolidated statements of earnings and cash flows for the year ended December 31, 1995 are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 and related consolidated statement of stockholders' equity for the year then ended is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.


DELOITTE & TOUCHE LLP


Hartford, Connecticut
April 29, 1996

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                  Three Months Ended March 31, 1996 and 1995

RESULTS OF OPERATIONS

     Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The Company reports its insurance operations in three segments - Regional Operations, Reinsurance/Special Programs and Guaranty National Companies. Regional Operations provides workers compensation insurance products through EBI Companies. Reinsurance/Special Programs includes (i) DPIC Companies ("DPIC"), which markets professional liability insurance, (ii) Connecticut Specialty, which writes specialty insurance programs, (iii) SecurityRe Companies ("SecurityRe"), a reinsurer, (iv) Wm. H. McGee & Co., Inc. ("McGee"), an underwriting management company that specializes in ocean marine, inland marine and property insurance and (v) a 20.7% interest in Intercargo Corporation ("Intercargo") which underwrites insurance coverages for international trade. The third segment consists of the Company's interest in Guaranty National Corporation, which specializes in nonstandard commercial and personal automobile insurance. The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment.

     Earnings (loss) by segment before federal income taxes are summarized as follows for the quarterly periods ended March 31, 1996 and 1995:

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1996      1995
                                                       ----      ----
                                                       (000s omitted)

Regional Operations ...............................  $12,815   $14,483
Reinsurance/Special Programs ......................   11,947     9,219
Guaranty National Corporation .....................    2,866     2,876
                                                     -------   -------
                                                      27,628    26,578
Other .............................................   (5,129)   (4,362)
                                                     -------   -------
  Total ...........................................  $22,499   $22,216
                                                     =======   =======

     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company.
                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1996       1995
                                                       ----       ----
Loss and loss adjustment expenses .................    68.0%      70.0%
Policy acquisition costs and other insurance
  expenses ........................................    29.3       29.3
                                                      -----      -----
    Total before policyholders' dividends .........    97.3       99.3
Policyholders' dividends ..........................     2.1        1.9
                                                      -----      -----
    Total after policyholders' dividends ..........    99.4%     101.2%
                                                      =====      =====

REVENUES

Premiums written and premiums earned
- ------------------------------------

     Net premiums written increased 12.1% ($21,241,000) to $197,333,000 in the first quarter of 1996 from $176,092,000 in the first quarter of 1995. The results by segment are as follows:

  - Regional Operations' premiums written increased 16.3% ($12,811,000) from $78,794,000 in the first quarter of 1995 to $91,605,000 in the first quarter of 1996. Premiums written was increased by the opening of eight new offices since last year's first quarter, including five new territories where the Company believes it will benefit from its service oriented approach. The increase was partially offset by the impact of legislative reforms in certain states which have led to lower premium rates and a concomitant reduction in losses and commission expenses. The increase in this segment was also mitigated by a shift towards high-deductible workers compensation products, which also have lower premium rates.

  - Reinsurance/Special Programs' premiums written during the first quarter of 1996 increased 8.7% ($8,430,000) from $97,298,000 in the first quarter of 1995 to $105,728,000 in the 1996 first quarter. Premiums written by DPIC for professional liability insurance, the largest special program, increased 16.1% ($6,141,000) to $44,228,000 in 1996's first quarter from $38,087,000 for the first quarter of 1995. The increase is primarily attributable to growth in DPIC's programs for architects and engineers. Premium volume for Connecticut Specialty increased 8.4% ($3,394,000) to $43,783,000 in the first quarter of 1996 from $40,389,000 in the 1995 period. The increase is the result of increased participation in the underwriting pools managed by McGee, offset in part by lower premiums from transportation coverages. The percentage of treaty and facultative reinsurance premiums assumed to total net premiums written for Reinsurance/Special Programs decreased to 16.8% in the first quarter of 1996 from 19.3% in the first quarter of 1995.

     Premiums earned increased 6.8% ($11,874,000) to $186,932,000 in the first quarter of 1996 compared to $175,058,000 in the first quarter of 1995. Premiums earned reflects the recognition in income of the changing levels of net premium writings.

Net investment income
- ---------------------

      Pre-tax net investment income increased $1,233,000 to $25,086,000 for the first quarter of 1996 from $23,853,000 for the first quarter of 1995. The pre-tax yields on the average investment portfolio were 6.6% for the first quarter of 1996 and 7.1% for the first quarter of 1995 and the after-tax yields were 5.2% and 5.5%, respectively. The increase in net investment income reflects increased earnings on a higher investment base, notwithstanding a growing portfolio of lower yielding tax-advantaged investments. The increase in net investment income also reflects earnings from limited partnership investments of $2,402,000 for the first quarter of 1996 as compared to $2,175,000 for the 1995 period.

      Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. The carrying value of fixed maturity and short term investments amounted to $1,249,949,000 and $1,235,051,000, or approximately 76.9% of the Company's cash and investments at March 31, 1996 and December 31, 1995, respectively.

     The Company's investment philosophy is to achieve a superior rate of return after taxes while maintaining a proper balance of safety, liquidity, maturity and marketability. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At March 31, 1996 and December 31, 1995, the Company's investments in non-investment grade and unrated fixed maturity securities were carried at $141,995,000 and $139,075,000 with market values of $142,059,000 and $139,067,000, respectively. These investments represented 8.7% of cash and investments and 5.6% of total assets at both March 31, 1996 and December 31, 1995.

Realized investment gains
- -------------------------

     Net realized investment gains increased $824,000 to $3,384,000 in the first quarter of 1996 from $2,560,000 in the first quarter of 1995. Realized investment gains in the first quarters of 1996 and 1995 are net of $1,034,000 and $500,000, respectively, of provisions for losses on securities deemed to be other than temporarily impaired. Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors.

EXPENSES AND OTHER

Operating ratios
- ----------------

     The ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") was 68.0% in the 1996 first quarter compared to 70.0% in the same period of 1995. The decrease in the loss ratio from the first quarter of 1995 to the first quarter of the current year was attributable to lower loss ratios in the Reinsurance Special Programs segment. Adverse development of prior years' losses amounted to $1,359,000 in the first quarter of 1996, compared with $4,344,000 in the 1995 period. Management believes that the Company's reserves for loss and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred.

     The loss ratio for the Regional Operations segment was 65.8% in the 1996 first quarter versus 63.0% in the 1995 first quarter. The higher loss ratio for 1996 is primarily attributable to higher initial reserving.

     The first quarter 1996 and 1995 loss ratios for Reinsurance/Special Programs amounted to 70.0% and 75.2%, respectively. The improvement in this segment is attributable in large part to lower loss ratios for Connecticut Specialty, where results were impacted in 1995 by certain programs cancelled in the second half of 1994 which had unfavorable loss experience.

     The ratio of deferred policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") was 29.3% in the first three months of 1996 and 1995. The ratio of policyholders' dividends to premiums earned (the "dividend ratio") was 2.1% in 1996 and 1.9% in 1995. The combined ratio was 99.4% in the first quarter of 1996 and 101.2% for the same period of 1995.

Interest expense
- ----------------

     Interest expense increased to $4,455,000 in the first quarter of 1996 versus $3,562,000 in 1995. The increase of 25.1% is due to higher average debt outstanding after the issuance of $100,000,000 of Senior Notes by Orion on July 17, 1995.

Other Expenses
- --------------

     Other expenses were $10,416,000 in the first quarter of 1996 versus $1,921,000 for the first three months of 1995. The increases in both other income and other expenses for 1996 are primarily attributable to the inclusion of McGee's revenue and expenses after it was acquired by the Company on June 30, 1995.

Equity in earnings of affiliates
- --------------------------------

     Equity in earnings of affiliates includes the Company's portion of earnings from Guaranty National and Intercargo. A loss of $840,000 was recorded from the Intercargo investment in the first quarter of 1996 versus earnings of $219,000 recorded in 1995's first quarter. The Company records its share of Intercargo's results in the subsequent quarter, and the current period reflects the loss reported by Intercargo for the fourth quarter of 1995. The Company's portion of Guaranty National's net earnings was $2,866,000 for the first quarter of 1996 and $2,876,000 for the first quarter of 1995, based on Guaranty National's earnings of $5,787,000 and $5,768,000 for the respective periods. Guaranty National's gross premiums written increased to $137,039,000 for the first three months of 1996 from $94,578,000 for the 1995 period. Guaranty National's overall combined ratio was 101.6% and 97.7% in the first quarters of 1996 and 1995, respectively. The increase in gross premiums written in 1996 is primarily attributable to the acquisition of Viking Insurance Holdings, Inc. by Guaranty National in July 1995.

Federal income taxes
- --------------------

     Federal income taxes on pre-tax operating results and the related effective tax rates amounted to $4,612,000 (20.5%) and $5,154,000 (23.2%)
in the first quarters of 1996 and 1995, respectively. The Company's effective tax rate is less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities. The lower tax rate for 1996 versus 1995 results from the increased level of tax-advantaged investments in the Company's portfolio.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities increased by $5,137,000 to $31,252,000 in 1996 from $26,115,000 in 1995. The increase in operating cash flow for 1996 was the result of higher premiums collected, offset in part by increases in policy acquisition costs, interest, paid losses and policyholders' dividends. Cash flow for 1995's first quarter included a disbursement of $7,800,000 under a retrospectively rated program written by DPIC.

     Cash used in investment activities decreased to $20,733,000 in 1996 from $24,691,000 in 1995. Cash is used in investment activities primarily for purchases of investments. The purchases are funded by maturities and sales of investments, as well as by the net cash from positive operating cash flows after cash provided by or used in financing activities.

     Cash used in financing activities was $6,642,000 and $5,325,000 for the first quarters of 1996 and 1995, respectively. Cash was used for the Company's stock repurchase program in 1996, a scheduled debt repayment in 1995 and for dividend payments in both years. The Company increased its quarterly dividend rate by 15% in the third quarter of 1995 and an additional 9% in the first quarter of 1996.

     Orion's uses of cash consist of debt service, dividends to stockholders and overhead expenses. These cash uses are funded from existing available cash, financing transactions and receipt of dividends, reimbursement of overhead expenses and amounts received in lieu of federal income taxes from Orion's insurance subsidiaries. Payments of dividends by Orion's insurance subsidiaries must comply with insurance regulatory limitations concerning stockholder dividends and capital adequacy. Limitations under current regulations are well in excess of Orion's cash requirements.

     Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $168,348,000 and $123,457,000 at March 31, 1996 and
December 31, 1995, respectively. Orion's insurance subsidiaries had consolidated policyholders' surplus of $548,885,000 at March 31, 1996 and $521,510,000 at December 31, 1995, and statutory operating leverage ratios of trailing twelve months' net premiums written to policyholders' surplus of 1.4:1 at March 31, 1996 and 1.5:1 at December 31, 1995.

     The terms of Orion's indentures for its $100,000,000 of 7 1/4% Senior Notes due 2005 and its $110,000,000 of 9 1/8% Senior Notes due 2002 limit the amount of liens and guaranties by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes. Management does not believe that these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At March 31, 1996, the Company was in compliance with the terms of its senior note indentures. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

     The Company repurchased 84,811 shares of its common stock at an aggregate cost of $3,886,000 in the first three months of 1996. On March 29, 1996, the Board of Directors authorized an additional $5,000,000 for the stock repurchase program. The Company's remaining stock purchase authorization from its Board of Directors amounted to $6,733,000 at March 31, 1996. Between April 1 and April 29, 1996, the Company repurchased an additional 104,100 shares for $4,646,000, reducing the remaining authorization to $2,087,000.

                       PART II OTHER INFORMATION


Items 1 - 5.
- ------------

None.




Item 6.  Exhibits and Reports on Form 8-K
- ------------------------------------------

(a)  Exhibits


Exhibit 11:     Computation of Earnings Per Common Share.

Exhibit 15:     Deloitte & Touche Letter re unaudited
                interim financial information.

Exhibit 27:     Financial Data Schedule.

(b)   Reports on Form 8-K.

      None.

                         SIGNATURES
                         -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ORION CAPITAL CORPORATION



Date:  May 2, 1996         By: /s/ Alan R.  Gruber
                               ----------------------------
                                   Chairman of the Board
                                   and Chief Executive Officer




Date:  May 2, 1996         By: /s/ Daniel L. Barry
                               --------------------------------
                                   Vice President, Chief Financial
                                   Officer and Controller

                       EXHIBIT INDEX


                                                   Page No.

Exhibit 11:      Computation of Earnings                22
                 Per Common Share

Exhibit 15:      Deloitte & Touche Letter               23
                 re unaudited interim financial
                 information

Exhibit 27:      Financial Data Schedule                24