Form 10-Q
period 1996-06-30
ORION CAPITAL CORP
filed 1996-08-05
CIK 74931

                                   FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


        (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996

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

13,751,857 shares of Common Stock, $1.00 par value, of the registrant were outstanding on August 1, 1996.




                            Page 1 of 29
                 Exhibit Index Appears at Page 25

                          ORION CAPITAL CORPORATION

                               FORM 10-Q INDEX

                     For the Quarter Ended June 30, 1996



                                                                     Page
                                                                    Number
                                                                    ------


PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet at June 30, 1996
      (Unaudited) and December 31, 1995.......................      3 - 4

    Consolidated Statement of Earnings for the three and six-
      month periods ended June 30, 1996 and 1995 (Unaudited)..          5

    Consolidated Statement of Stockholders' Equity for the
      six-month periods ended June 30, 1996 and 1995
      (Unaudited), and for the year ended December 31, 1995 ..          6

    Consolidated Statement of Cash Flows for the six-month
      periods ended June 30, 1996 and 1995 (Unaudited) .......      7 - 8

    Notes to Consolidated Financial Statements (Unaudited) ...      9 - 12

    Independent Accountants' Review Report ...................          13

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...............     14 - 21

PART II.  OTHER INFORMATION ..................................          22

                        PART 1. FINANCIAL INFORMATION
                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                               (000s omitted)

                                               June 30, 1996     December 31,
                                                (Unaudited)          1995
                                               -------------     ------------
Investments:
  Fixed maturities at amortized cost
    (market $347,188 - 1996 and $276,282 -
    1995) ..................................    $  342,559        $  265,169
  Fixed maturities at market (amortized
    cost $1,084,148 - 1996 and $748,008 -
    1995) ..................................     1,093,717           782,869
  Common stocks at market (cost $147,065 -
    1996 and $108,211 - 1995) ..............       208,947           158,895
  Non-redeemable preferred stocks at
    market (cost $180,617 - 1996 and
    $149,167 - 1995) .......................       177,926           145,990
  Other long-term investments ..............        77,781            62,925
  Short-term investments ...................       334,352           187,013
                                                ----------        ----------
     Total investments .....................     2,235,282         1,602,861

Cash .......................................        26,744             3,584
Accrued investment income ..................        26,788            19,290
Investments in and advances to affiliates ..        20,935           125,731
Accounts and notes receivable ..............       185,105           137,197
Reinsurance recoverables and prepaid
  reinsurance ..............................       449,630           360,052
Deferred policy acquisition costs ..........       127,700            77,673
Property and equipment .....................        68,913            34,009
Excess of cost over fair value of net
  assets acquired ..........................        82,490            50,199
Deferred federal income taxes ..............        48,393             8,726
Other assets ...............................        66,310            54,266
                                                ----------        ----------
     Total assets ..........................    $3,338,290        $2,473,588
                                                ==========        ==========





          See Notes to Consolidated Financial Statements (Unaudited)


                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                   (000s omitted - except for share data)

                                                   June 30, 1996  December 31,
                                                    (Unaudited)       1995
                                                   -------------  ------------
Liabilities:
  Policy liabilities -
    Losses ......................................   $1,331,162     $1,007,016
    Loss adjustment expenses ....................      341,863        267,966
    Unearned premiums ...........................      484,034        302,105
    Policyholders' dividends ....................       20,777         18,946
                                                    ----------     ----------
      Total policy liabilities ..................    2,177,836      1,596,033
  Federal income taxes payable ..................       17,006         18,910
  Notes payable .................................      311,246        209,148
  Other liabilities .............................      293,160        158,594
                                                    ----------     ----------
      Total liabilities .........................    2,799,248      1,982,685
                                                    ----------     ----------

Contingencies (Note F)

Minority interest ...............................       41,476              -
                                                    ----------     ----------
Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares -
    issued and outstanding - none
  Common stock, $1 par value; authorized
    30,000,000 shares; issued 15,337,650 shares..       15,338         15,338
  Capital surplus ...............................      146,323        146,658
  Net unrealized investment gains, net of
    federal income taxes of $18,841 -
    1996 and $26,691 - 1995 .....................       46,911         63,255
  Net unrealized foreign exchange translation
    losses, net of federal income tax benefits of
    $357 - 1996 and $540 - 1995 .................       (3,595)        (3,935)
  Retained earnings .............................      330,001        298,452
  Treasury stock, at cost (1,589,915 shares -
    1996 and 1,385,012 shares - 1995) ...........      (35,731)       (26,534)
  Deferred compensation on restricted stock .....       (1,681)        (2,331)
                                                    ----------     ----------
      Total stockholders' equity ................      497,566        490,903
                                                    ----------     ----------
      Total liabilities and stockholders' equity.   $3,338,290     $2,473,588
                                                    ==========     ==========

          See Notes to Consolidated Financial Statements (Unaudited)


                        ORION CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF EARNINGS
                                       (UNAUDITED)
                      (000s omitted-except for per common share data)

                                                 Three Months Ended     Six Months Ended
                                                       June 30,             June 30,
                                                 ------------------    ------------------
                                                   1996      1995        1996      1995
                                                   ----      ----        ----      ----
Revenues:
  Premiums earned .............................. $319,109  $186,709    $621,511  $361,767
  Net investment income ........................   36,291    24,435      70,793    48,288
  Realized investment gains ....................    5,761       726      11,126     3,286
  Other income .................................    6,011       241      11,533       567
                                                 --------  --------    --------  --------
                                                  367,172   212,111     714,963   413,908
                                                 --------  --------    --------  --------

Expenses:
  Losses incurred ..............................  174,004    99,810     342,804   194,555
  Loss adjustment expenses .....................   45,329    29,653      88,506    57,505
  Amortization of deferred policy acquisition
    costs ......................................   86,810    48,150     165,249    93,366
  Other insurance expenses .....................    6,697     4,144      15,533    10,208
  Dividends to policyholders ...................    4,946     5,149       8,892     8,465
  Interest expense .............................    6,143     3,472      12,318     7,034
  Other expenses ...............................   12,451     3,389      23,155     5,310
                                                 --------  --------    --------  --------
                                                  336,380   193,767     656,457   376,443
                                                 --------  --------    --------  --------

Earnings before equity in earnings (loss) of
  affiliates, federal income taxes and
  minority interest expense ....................   30,792    18,344      58,506    37,465
Equity in earnings (loss) of affiliates ........      119     2,722        (721)    5,817
                                                 --------  --------    --------  --------
Earnings before federal income taxes and
  minority interest expense ....................   30,911    21,066      57,785    43,282
Federal income taxes ...........................    7,701     5,017      13,767    10,171
Minority interest expense ......................    2,637         -       5,558         -
                                                 --------  --------    --------  --------
  Net earnings ................................. $ 20,573  $ 16,049    $ 38,460  $ 33,111
                                                 ========  ========    ========  ========

  Net earnings per common share ................ $   1.49  $   1.13    $   2.76  $   2.33
                                                 ========  ========    ========  ========





                See Notes to Consolidated Financial Statements (Unaudited)


                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (000s omitted)

                                               Six Months Ended
                                                   June 30,        Year Ended
                                                 (Unaudited)      December 31,
                                             -------------------  ------------
                                               1996       1995        1995
                                               ----       ----        ----
Common stock:
  Balance ................................   $ 15,338   $ 15,338    $ 15,338
                                             ========   ========    ========
Capital surplus:
  Balance, beginning of period ...........   $146,658   $147,598    $147,598
  Issuance of common stock ...............          -        152         152
  Exercise of stock options and issuance
    (cancellation) of restricted stock ...       (335)        12      (1,092)
                                             --------   --------    --------
  Balance, end of period .................   $146,323   $147,762    $146,658
                                             ========   ========    ========
Net unrealized investment gains (losses):
  Balance, beginning of period ...........   $ 63,255   $(11,498)   $(11,498)
  Change in unrealized investment gains
    (losses), net of taxes ...............    (16,344)    46,202      74,753
                                             --------   --------    --------
  Balance, end of period .................   $ 46,911   $ 34,704    $ 63,255
                                             ========   ========    ========
Net unrealized foreign exchange
  translation losses:
  Balance, beginning of period ...........   $ (3,935)  $ (3,959)   $ (3,959)
  Change in unrealized foreign exchange
    translation losses, net of taxes .....        340        137          24
                                             --------   --------    --------
  Balance, end of period .................   $ (3,595)  $ (3,822)   $ (3,935)
                                             ========   ========    ========
Retained earnings:
  Balance, beginning of period ...........   $298,452   $242,908    $242,908
  Net earnings ...........................     38,460     33,111      67,622
  Dividends declared .....................     (6,911)    (5,628)    (12,078)
                                             --------   --------    --------
  Balance, end of period .................   $330,001   $270,391    $298,452
                                             ========   ========    ========
Treasury stock:
  Balance, beginning of period ...........   $(26,534)  $(22,451)   $(22,451)
  Issuance of common stock ...............          -        728         770
  Exercise of stock options and issuance
    (cancellation) of restricted stock ...        414        108       2,330
  Acquisition of treasury stock ..........     (9,611)         -      (7,183)
                                             --------   --------    --------
  Balance, end of period .................   $(35,731)  $(21,615)   $(26,534)
                                             ========   ========    ========
Deferred compensation on restricted stock:
  Balance, beginning of period ...........   $ (2,331)  $ (2,848)   $ (2,848)
  (Issuance) cancellation of restricted
    stock ................................        170        (76)       (517)
  Amortization of deferred compensation on
    restricted stock .....................        480        594       1,034
                                             --------   --------    --------
  Balance, end of period .................   $ (1,681)  $ (2,330)   $ (2,331)
                                             ========   ========    ========

          See Notes to Consolidated Financial Statements (Unaudited)


                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                               (000s omitted)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1996           1995
                                                         ----           ----
Cash flows from operating activities:
  Premiums collected .............................    $ 646,044      $ 349,560
  Net investment income collected ................       65,407         46,367
  Losses and loss adjustment expenses paid .......     (395,065)      (201,301)
  Policy acquisition costs paid ..................     (195,278)      (106,324)
  Dividends paid to policyholders ................       (7,061)        (6,281)
  Interest paid ..................................      (11,982)        (6,891)
  Federal income tax payments ....................      (16,146)        (8,267)
  Other payments .................................      (10,144)        (4,603)
                                                      ---------      ---------
    Net cash provided by operating activities ....       75,775         62,260
                                                      ---------      ---------
Cash flows from investing activities:
  Maturities of fixed maturity investments .......       96,058         23,989
  Sales of fixed maturity investments ............      139,777        115,420
  Sales of equity securities .....................       60,352         31,296
  Investments in fixed maturities ................     (190,483)      (157,974)
  Investments in equity securities ...............      (43,583)       (27,376)
  Acquisition of McGee ...........................            -        (22,177)
  Effect on cash of consolidating Guaranty
    National in 1996 and McGee in 1995 ...........        6,794            349
  Net purchases of short-term investments ........      (91,058)       (25,915)
  Other payments .................................      (10,587)        (2,027)
                                                      ---------      ---------
    Net cash used in investing activities ........      (32,730)       (64,415)
                                                      ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of notes payable ........            -         12,000
  Dividends paid to stockholders .................       (6,684)        (5,623)
  Dividends paid to minority stockholders ........       (1,909)             -
  Repayment of notes payable .....................         (938)        (5,000)
  Purchases of common stock ......................       (9,439)             -
  Other receipts (payments) ......................           42            (16)
                                                      ---------      ---------
    Net cash provided by (used in) financing
      activities .................................      (18,928)         1,361
                                                      ---------      ---------
Effect of foreign exchange rate changes on cash...         (957)            57
                                                      ---------      ---------
    Net increase (decrease) in cash ..............       23,160           (737)
Cash balance, beginning of period ................        3,584          6,201
                                                      ---------      ---------
Cash balance, end of period ......................    $  26,744      $   5,464
                                                      =========      =========

          See Notes to Consolidated Financial Statements (Unaudited)


                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                  (UNAUDITED)
                                (000s omitted)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        1996             1995
                                                        ----             ----
Reconciliation of net earnings to net
  cash provided by operating activities:
Net earnings .....................................    $ 38,460         $ 33,111
                                                      --------         --------

Adjustments:
  Depreciation and amortization ..................       5,515            2,593
  Amortization of excess of cost over fair
    value of net assets acquired .................       1,576              586
  Deferred federal income taxes ..................        (523)           2,597
  Amortization of fixed maturity investments .....      (1,363)           1,205
  Non-cash investment income .....................      (5,542)          (4,961)
  Equity in (earnings) loss of affiliates ........         721           (5,817)
  Dividends received from affiliates .............         137            1,638
  Realized investment gains ......................     (11,126)          (3,286)
  Foreign exchange translation adjustment ........         696             (111)
  Minority interest expense ......................       5,558                -
  Other ..........................................       1,693              (20)

Change in assets and liabilities (net of effects
   of consolidating Guaranty National in 1996 and
   McGee in 1995):
  Decrease (increase) in accrued investment
    income .......................................         114             (404)
  Decrease (increase) in accounts and notes
    receivable ...................................       3,730          (14,897)
  Decrease (increase) in reinsurance recoverables
    and prepaid reinsurance ......................     (23,106)          17,850
  Increase in deferred policy acquisition costs...     (12,390)          (3,326)
  Increase in other assets .......................      (9,136)            (636)
  Increase in losses .............................      38,839           22,453
  Increase in loss adjustment expenses ...........      12,940           14,657
  Increase in unearned premiums ..................      40,375            3,499
  Increase in policyholders' dividends ...........       1,831            2,184
  Decrease in other liabilities ..................     (13,224)          (6,655)
                                                      --------         --------
    Total adjustments and changes ................      37,315           29,149
                                                      --------         --------
Net cash provided by operating activities ........    $ 75,775         $ 62,260
                                                      ========         ========

            See Notes to Consolidated Financial Statements (Unaudited)

                                      Page 8

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Six Months Ended June 30, 1996 and 1995

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

Note B - Purchase of Guaranty National Corporation Common Stock

     On July 2, 1996, the Company completed a tender offer to acquire 4,600,000 shares of Guaranty National Corporation ("Guaranty National") common stock. Together with the open-market purchase of 120,000 additional shares on July 17, 1996, the Company has increased its ownership of Guaranty National from 49.5% to 81.0%. The aggregate purchase price, including expenses, of approximately $88,206,000 was paid in cash.

     These purchases of Guaranty National shares were recorded as of June 30, 1996 using the purchase method of accounting. A liability for the purchase price was recorded in other liabilities on the June 30, 1996 balance sheet. All revenues and expenses of Guaranty National for the first six months of 1996 have been consolidated with those of the Company, and minority interest expense has been recorded for the portion of Guaranty National's 1996 earnings that was attributable to the shares not owned by the Company during that period. Consequently, the consolidation of Guaranty National's results had no impact on the Company's net earnings reported for the first half of 1996. The Company's first quarter 1996 revenues and expenses have been restated herein to include Guaranty National on a consolidated basis.

     The increase in the Company's ownership to over 80% of Guaranty National will allow the inclusion of Guaranty National in Orion's consolidated federal income tax return, as well as the reversal of a deferred tax liabilitiy previously established by the Company for its share of the undistributed earnings of Guaranty National. The excess of cost over the estimated fair value of the 31.5% interest in Guaranty National's net assets acquired during 1996 was $9,080,000, after the reversal of $21,547,000 of deferred taxes, and will be amortized over 28 years, which is the remaining amortization period for goodwill recorded upon Orion's initial investment in Guaranty National.

     Pro forma information as if the Guaranty National shares had been purchased as of the beginning of each of the six-month periods ended June 30, 1996 and 1995 is as follows:
                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                         1996      1995
                                                         ----      ----
                                                         (000s omitted)

Total revenues ................................         $712,726 $661,105
                                                        ======== ========
Net earnings ..................................         $ 43,402 $ 37,806
                                                        ======== ========
Net earnings per common share .................         $   3.12 $   2.66
                                                        ======== ========

Note C - Investments in Affiliates

     Investments in affiliates include the Company's interest in Guaranty National through December 31, 1995, and the Company's 23.1% interest in Intercargo Corporation ("Intercargo"), a publicly held company. The Company records its share of Intercargo's operating results in the subsequent quarter, after Intercargo has reported its financial results. Summarized financial information of Intercargo for the three-month and six-month periods ended June 30, 1996, and for Guaranty National and Intercargo for the same periods in 1995, is as follows:

                                        Three Months Ended  Six Months Ended
                                             June 30,           June 30,
                                        ------------------  ----------------
                                           1996     1995      1996     1995
                                           ----     ----      ----     ----
                                                    (000s omitted)
Revenues:
  Premiums earned ....................   $ 14,740 $103,120  $ 36,368 $202,579
  Realized investment gains (losses)..          -     (210)        -      359
  Investment and other income ........      1,163    8,562     3,414   16,603
                                         -------- --------  -------- --------
                                           15,903  111,472    39,782  219,541
                                         -------- --------  -------- --------
Expenses:
  Insurance expenses .................     14,915  100,653    42,780  197,591
  Interest and other .................        217    1,484       499    2,844
                                         -------- --------  -------- --------
                                           15,132  102,137    43,279  200,435
                                         -------- --------  -------- --------
Earnings (loss) before equity in
  earnings of affiliate and federal
  income taxes .......................        771    9,335    (3,497)  19,106
Equity in earnings of affiliate ......        552        -       552        -
Federal income (taxes) benefit .......       (207)  (2,409)      422   (4,758)
                                         -------- --------  -------- --------
Net earnings (loss) ..................   $  1,116 $  6,926  $ (2,523)$ 14,348
                                         ======== ========  ======== ========
The Company's proportionate share ....   $    119 $  2,722  $   (721)$  5,817
                                         ======== ========  ======== ========

Note D - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information:

                                        Three Months Ended  Six Months Ended
                                             June 30,           June 30,
                                        ------------------  -----------------
                                           1996     1995      1996     1995
                                           ----     ----      ----     ----
                                                    (000s omitted)
Direct premiums written ..............   $350,457 $190,709  $698,316 $365,864
Reinsurance assumed ..................     47,292   33,878    94,336   64,447
                                         -------- --------  -------- --------
Gross premiums written ...............    397,749  224,587   792,652  430,311
Reinsurance ceded ....................    (72,667) (33,987) (146,624) (63,619)
                                         -------- --------  -------- --------
Net premiums written .................   $325,082 $190,600  $646,028 $366,692
                                         ======== ========  ======== ========

Direct premiums earned ...............   $342,488 $186,928  $670,698 $360,248
Reinsurance assumed ..................     42,887   35,399    84,262   66,815
                                         -------- --------  -------- --------
Gross premiums earned ................    385,375  222,327   754,960  427,063
Reinsurance ceded ....................    (66,266) (35,618) (133,449) (65,296)
                                         -------- --------  -------- --------
Net premiums earned ..................   $319,109 $186,709  $621,511 $361,767
                                         ======== ========  ======== ========

Loss and loss adjustment expenses
  recoverable from reinsurers ........   $ 35,591 $ 21,000  $ 59,011 $ 32,013
                                         ======== ========  ======== ========

Note E - Stockholders' Equity and Earnings Per Common Share

     The Company repurchased 213,311 shares of its common stock at an aggregate cost of $9,611,000 in the first six months of 1996, leaving $1,008,000 remaining from the Board of Directors' authorization for the stock repurchase program.

     Primary earnings per common share are computed using the weighted average common and dilutive common equivalent shares outstanding for the three-month and six-month periods ended June 30, 1996 and 1995. The weighted average common shares amounted to 13,849,000 and 14,198,000 shares for the three months ended June 30, 1996 and 1995, and 13,923,000 and 14,191,000 shares for the six months ended June 30, 1996 and 1995, respectively.

Note F - Contingencies

     Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses. Management believes that there are no significant legal proceedings pending against the Company which, net of reserves established therefor, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole. (See also Note J to the 1995 consolidated financial statements).

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Orion Capital Corporation
New York, New York

     We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of June 30, 1996, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1996 and 1995 and the statements of stockholders' equity and cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
July 24, 1996

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                    Six Months Ended June 30, 1996 and 1995

RESULTS OF OPERATIONS

     Orion Capital Corporation ("Orion") and its majority-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The Company reports its insurance operations in three segments - Regional Operations, Reinsurance/Special Programs and Guaranty National Companies. Regional Operations provides workers compensation insurance products through EBI Companies. Reinsurance/Special Programs includes (i) DPIC Companies ("DPIC"), which markets professional liability insurance, (ii) Connecticut Specialty, which writes specialty insurance programs, (iii) SecurityRe Companies ("SecurityRe"), a reinsurer, (iv) Wm. H. McGee & Co., Inc. ("McGee"), an underwriting management company that specializes in ocean marine, inland marine and property insurance and (v) a 23.1% interest in Intercargo Corporation ("Intercargo"), which underwrites insurance coverages for international trade. The third segment, Guaranty National Corporation ("Guaranty National"), specializes in nonstandard commercial and personal automobile insurance. The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment.

     On July 2, 1996, the Company completed a tender offer to acquire 4,600,000 shares of Guaranty National common stock. Together with the open-market purchase of 120,000 additional shares on July 17, 1996, the Company has increased its ownership of Guaranty National from 49.5% to 81.0%. The aggregate purchase price, including expenses, of approximately $88,206,000 was paid in cash. The Company increased its investment in Guaranty National as management believes it will provide a favorable investment return and it will also allow the inclusion of Guaranty National in Orion's consolidated federal income tax return. The Company's increased ownership percentage will allow the Company's management to become more involved in setting the strategic direction of Guaranty National.

     These purchases of Guaranty National shares were recorded as of June 30, 1996. All revenues and expenses of Guaranty National for the first six months of 1996 have been consolidated with those of the Company, and minority interest expense has been recorded for the portion of Guaranty National's 1996 earnings that was attributable to the shares not owned by the Company during that period. Consequently, the consolidation of Guaranty National's results had no impact on the Company's net earnings reported for the first half of 1996. The Company's first quarter 1996 revenues and expenses have been restated herein to include Guaranty National on a consolidated basis.

     Earnings (loss) by segment before federal income taxes and minority interest expense are summarized as follows for the quarterly and six-month periods ended June 30, 1996 and 1995:

                                     Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                     ------------------  ------------------
                                       1996      1995      1996      1995
                                       ----      ----      ----      ----
                                                 (000s omitted)

Regional Operations ...............  $17,286   $12,598   $30,101   $27,081
Reinsurance/Special Programs ......   12,514     9,954    24,461    19,173
Guaranty National Corporation .....    6,945     2,419    14,186     5,295
                                     -------   -------   -------   -------
  Total ...........................   36,745    24,971    68,748    51,549
Other .............................   (5,834)   (3,905)  (10,963)   (8,267)
                                     -------   -------   -------   -------
                                     $30,911   $21,066   $57,785   $43,282
                                     =======   =======   =======   =======

     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company.

                                     Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                     ------------------  ------------------
                                       1996      1995      1996      1995
                                       ----      ----      ----      ----
Loss and loss adjustment expenses..    68.7%     69.3%     69.4%     69.7%
Policy acquisition costs and other
  insurance expenses ..............    29.3      28.0      29.1      28.6
                                      -----     -----     -----     -----
    Total before policyholders'
      dividends ...................    98.0      97.3      98.5      98.3
Policyholders' dividends ..........     1.6       2.8       1.4       2.3
                                      -----     -----     -----     -----
    Total after policyholders'
      dividends ...................    99.6%    100.1%     99.9%    100.6%
                                      =====     =====     =====     =====

REVENUES

Premiums written and premiums earned
- ------------------------------------

     Net premiums written increased 70.6% ($134,482,000) to $325,082,000 in the second quarter of 1996 versus $190,600,000 in the second quarter of 1995, and 76.2% ($279,336,000) to $646,028,000 in the first six months of 1996 from
$366,692,000 in the first half of 1995. The consolidation of Guaranty National increased net written premiums by $120,742,000 for the second quarter and $244,355,000 for the first half of 1996. The results by segment are as follows:

  - Regional Operations' premiums written increased 8.0% ($6,463,000) to $87,553,000 in the second quarter of 1996 from $81,090,000 in the second
                                     Page 15
     quarter of 1995 and 12.1% ($19,274,000) in the first half of 1996 to $179,158,000 versus $159,884,000 in 1995. Premiums written were increased by the opening of fifteen new offices in 1995 and 1996, in territories where the Company believes it will benefit from its service oriented approach. The increases were partially offset by the impact of legislative reforms in certain states which have led to lower premium rates and a concomitant reduction in losses and commission expenses.

 - Reinsurance/Special Programs' premiums written during the second quarter of 1996 increased 6.6% ($7,277,000) to $116,787,000 from $109,510,000 in the 1995 second quarter, and 7.6% ($15,707,000) to $222,515,000 in the first half of 1996 from $206,808,000 in 1995. Premiums written by DPIC for professional liability insurance, the largest special program, increased 7.2% ($5,934,000) to $88,492,000 for the first six months of 1996 from $82,558,000 for the first half of 1995. The increase is primarily attributable to growth in DPIC's programs for architects and engineers. Premium volume for Connecticut Specialty increased 9.8% ($8,543,000) to $95,497,000 in the first six months of 1996 from $86,954,000 in the 1995 period. The increase resulted from increased participation in the underwriting pools managed by McGee and increased premiums written in its low exposure professional liability programs, offset in part by lower premiums from other marine and transportation coverages. The percentage of treaty and facultative reinsurance premiums assumed to total net premiums written for Reinsurance/Special Programs amounted to 17.3% and 18.0% in the first half of 1996 and 1995, respectively.

 - Guaranty National's net written premiums of $120,742,000 for the second quarter of 1996 and $244,355,000 for the first six months of the year have been included in the Company's financial statements. Net written premiums for Guaranty National were $82,499,000 and $164,321,000 in the three and six-month periods ended June 30, 1995, respectively. Guaranty National's net written premiums for its personal lines, commercial lines, and collateral protection unit increased 80.0%, 11.6% and 70.9% for the first six months of 1996 over the comparable period for 1995. The increase for personal lines was the result of Guaranty National's acquisition of Viking Insurance Company of Wisconsin ("Viking") in July 1995. Commercial lines premiums increased in its specialty and standard divisions, partially offset by a planned reduction in commercial auto liability premiums written in its general division. The collateral protection units increase was due to geographic expansion in the Northeast and new products.

     Premiums earned increased 70.9% ($132,400,000) to $319,109,000 in the second quarter of 1996 compared to $186,709,000 in the second quarter of 1995, and 71.8% ($259,744,000) to $621,511,000 in the first six months of 1996 from
$361,767,000 in 1995. The 1996 increases were attributable to the inclusion of Guaranty National earned premiums of $118,949,000 for the second quarter and $234,419,000 for the six-month period, as well as the recognition in income of increased premium writings.

Net investment income
- ---------------------

      Pre-tax net investment income increased 48.5% ($11,856,000) to $36,291,000 for the second quarter of 1996 versus $24,435,000 for the second quarter of 1995, and 46.6% ($22,505,000) to $70,793,000 for the first six months of 1996 as compared to $48,288,000 for 1995. The pre-tax yields on the average investment portfolio were 6.6% for the first six months of 1996 and 7.1% for the first half of 1995, and the after-tax yields were 5.2% and 5.5%, respectively. Net investment income increased by $9,428,000 and $18,844,000 in the three and six-month periods ended June 30, 1996, respectively, from the inclusion of Guaranty National in 1996, as well as by increased earnings on a higher investment base, notwithstanding a growing portfolio of lower yielding tax-advantaged securities. Net investment income reflects earnings from limited partnership investments of $3,117,000 and $6,072,000 for the second quarter and first six months of 1996, respectively, and $2,513,000 and $4,688,000 for the respective 1995 periods. These increases were primarily attributable to including Guaranty National's partnership earnings for 1996. Earnings from limited partnership investments can vary considerably from quarter to quarter; however, the Company's long-term experience with these investments has been quite favorable.

     Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. The carrying value of fixed maturity and short-term investments amounted to $1,770,628,000 and $1,235,051,000 at June 30, 1996 and December
31, 1995, or approximately 78.3% and 76.9% of the Company's cash and investments, respectively.

     The Company's investment philosophy is to achieve a superior rate of return after taxes while maintaining a proper balance of safety, liquidity, maturity and marketability. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At June 30, 1996 and December 31, 1995, the Company's investments in non-investment grade and unrated fixed maturity securities were carried at $206,712,000 and $139,075,000 with market values of $205,813,000 and $139,067,000, respectively. The increases are primarily attributable to the inclusion of Guaranty National's portfolio in 1996. Non-investment grade and unrated fixed maturity securities represent a total of 9.1% and 8.7% of cash and investments and 6.2% and 5.6% of total assets at June 30, 1996 and December 31, 1995, respectively.

Realized investment gains
- -------------------------

    Net realized investment gains increased $5,035,000 and $7,840,000 to $5,761,000 and $11,126,000 in the second quarter and first six months of 1996, respectively, from gains of $726,000 and $3,286,000 in the respective periods of 1995. Realized investment gains in the second quarters of 1996 and 1995 are net of $700,000 and $1,000,000, respectively, of provisions for losses on securities deemed to be other than temporarily impaired. Such provisions were $1,868,000 and $1,500,000 for the six-month periods ended June 30, 1996 and 1995, respectively. Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors.

EXPENSES AND OTHER

Operating ratios
- ----------------

     The ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") was 68.7% and 69.4% in the second quarter and first six months of 1996, respectively, compared to 69.3% and 69.7% in the same periods of 1995. The decreases in the 1996 loss ratios are attributable to improvements in both the Regional Operations and Reinsurance/Special Programs segments, offset in part by slightly higher loss ratios from the consolidation of Guaranty National's results in 1996. Adverse development of prior years' losses amounted to $3,612,000 on a consolidated basis with Guaranty National in the first six months of 1996 compared with $9,245,000 excluding Guaranty National in the first half of 1995. Management believes that the Company's reserves for losses and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred.

     The loss ratio for the Regional Operations segment was 61.4% in the 1996 second quarter and 65.1% in the 1995 second quarter. In the first half of 1996 the loss ratio was 63.5% as compared to 64.1% in 1995. The decreases in the 1996 loss ratios reflect the continued success of the Company's service oriented approach for workers compensation insurance, offset in part by higher initial reserving.

     The second quarter 1996 and 1995 loss ratios for Reinsurance/Special Programs amounted to 72.9% and 72.4%, respectively. The loss ratios for the six-month periods ended June 30, 1996 and 1995 were 71.5% and 73.7%, respectively. The increase in the second quarter loss ratio is due to higher initial reserving by DPIC. The improvement in the year-to-date loss ratio for this segment is attributable in large part to lower loss ratios for Connecticut Specialty, where results were impacted in 1995 by certain programs cancelled in the second half of 1994 which had unfavorable loss experience.

     Guaranty National's loss ratio for its personal lines of business increased to 73.4% and 74.4% in the second quarter and first six months of 1996 from 73.0% for both of these periods in 1995. The commercial lines loss ratio increased to 70.5% and 70.9% in the three and six-month periods of 1996 from 69.1% and 67.3% in the respective 1995 periods. The increase in the loss ratio from personal lines was from higher claim frequency. The higher loss ratio for commercial lines was primarily due to increased claim frequency and severity for specialty automobile programs, as well as an increase in fire and hail storm losses within the specialty and standard divisions.

     The ratio of deferred policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") was 29.1% in the first six months of 1996 as compared to 28.6% in 1995. The increase in the expense ratio in 1996 is attributable to a number of factors including opening offices in new territories, a change in the mix of business toward policies with lower premiums and losses relative to policyholder servicing expenses and general inflationary increases in fixed operating expenses. The decrease in the ratio of policyholders' dividends to premiums earned (the "dividend ratio") to 1.4% during the first six months of 1996 from 2.3% in 1995 results from the consolidation of Guaranty National in 1996. The combined ratio was 99.9% in the first half of 1996 and 100.6% for the same period of 1995.

Interest expense
- ----------------

     Interest expense increased to $6,143,000 in the second quarter of 1996 from $3,472,000 in 1995, and increased to $12,318,000 in the first six months of 1996 versus $7,034,000 in 1995. The 75.1% increase in year-to-date interest expense is due to the inclusion of interest expense on Guaranty National's $100,000,000 bank debt for the 1996 periods, and higher average debt outstanding after the issuance of $100,000,000 of Senior Notes by Orion on July 17, 1995, offset in part by the extinguishment of Orion's bank debt at that time.

Other Expenses
- --------------

     Other expenses were $12,451,000 and $23,155,000 in the second quarter and first six months of 1996, respectively, versus $3,389,000 and $5,310,000 for the respective periods of 1995. The increases in both other income and other expenses for 1996 are primarily attributable to the inclusion of McGee's revenue and expenses after it was acquired by the Company on June 30, 1995.

Equity in earnings of affiliates and minority interest expense
- --------------------------------------------------------------

     Equity in earnings of affiliates for 1996 consists of earnings recorded from the Intercargo investment of $119,000 for the second quarter and a loss of $721,000 for the first six months. The Company records its share of Intercargo's results in the subsequent quarter, and the six-month period reflects the loss reported by Intercargo in the fourth quarter of 1995. Earnings of $303,000 and $522,000 were recorded from the Intercargo investment in the second quarter and first six months of 1995, respectively. In 1995 Guaranty National was a non-majority owned affiliate of the Company and was therefore accounted for using the equity method. Included in equity in net earnings of affiliates for 1995 were second quarter and six-month earnings from Guaranty National of $2,419,000 and $5,295,000, respectively. Guaranty National became a majority-owned subsidiary in July 1996, and its results have been consolidated in the Company's financial statements for all of 1996. Minority interest expense of $2,637,000 for the second quarter and $5,558,000 for the first half of 1996 were recorded for the after-tax portion of Guaranty National's 1996 earnings attributable to stockholders of Guaranty National other than the Company.

Federal income taxes
- --------------------

     Federal income taxes on pre-tax operating results and the related effective tax rates amounted to $7,701,000 (24.9%) and $5,017,000 (23.8%) in the second quarters of 1996 and 1995, respectively. The corresponding amounts for the first six months of 1996 and 1995 were $13,767,000 (23.8%) and $10,171,000 (23.5%), respectively. The Company's effective tax rate is less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities. The higher tax rates for 1996 versus 1995 result from reporting Guaranty National in the Company's financial statements on a consolidated basis, offset in part by the increased level of tax-advantaged investments in the Company's portfolio. The effective tax rate is expected
to decrease in the second half of 1996.   Dividends received from Guaranty
National will no longer be taxable since Guaranty National will be included in Orion's consolidated federal income tax return after the Company increases its ownership of Guaranty National to over 80% in July 1996. Also, a tax provision will no longer be required for the Company's portion of Guaranty National's undistributed earnings. The liability for deferred taxes established by the Company through June 30, 1996 for its share of Guaranty National's undistributed earnings has been reversed, resulting in a reduction of $21,547,000 in the amount of goodwill recorded from the purchase of Guaranty National shares, with no effect on net income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities increased by $13,515,000 for the first six months of 1996 from $62,260,000 in 1995 to $75,775,000 in 1996. The increase is attributable to including Guaranty National's cash flow in the Company's consolidated financial statements. Cash flow for 1995 included a disbursement of $7,800,000 under a retrospectively rated program written by DPIC.

     Cash used in investment activities decreased to $32,730,000 for the first six months of 1996 from $64,415,000 in 1995. Cash is used in investment activities primarily for purchases of investments. The purchases are funded by maturities and sales of investments, as well as by the net cash from positive operating cash flows after cash provided by or used in financing activities. In June 1995 Orion paid $22,000,000 plus acquisition costs to acquire McGee. Included in other liabilities on the June 30, 1996 balance sheet is $88,206,000 for the purchase of 4,720,000 shares of Guaranty National common stock, which was paid for in July 1996 from funds obtained from the short-term investment portfolio.

     Cash used in financing activities was $18,928,000 for the first half of 1996 and cash provided by financing activities during the same period of 1995 was $1,361,000. Cash was used for the Company's stock repurchase program in 1996, and for dividend payments and scheduled debt payments in both years. The Company increased its quarterly dividend rate by 15% in the third quarter of 1995 and an additional 9% in the first quarter of 1996. In 1995, Orion borrowed $12,000,000 under its bank line of credit to finance part of the McGee acquisition.

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

     Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. Excluding Guaranty National, the insurance subsidiaries held cash and short-term investments of $220,180,000 and $123,457,000 at June 30, 1996 and December 31, 1995, respectively. As of June 30, 1996, Guaranty National has not been combined with the Orion's other insurance subsidiaries for statutory reporting purposes. Orion's insurance subsidiaries had consolidated policyholders' surplus of $548,422,000 at June 30, 1996 and $521,510,000 at December 31, 1995, and statutory operating leverage ratios of trailing twelve months net premiums written to policyholders' surplus of 1.4:1 at June 30, 1996 and 1.5:1 at December 31, 1995.

     The terms of Orion's indentures for its $100,000,000 of 7 1/4% Senior Notes due 2005 and its $110,000,000 of 9 1/8% Senior Notes due 2002 limit the amount of liens and guaranties by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes. Management does not believe that these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At June 30, 1996, the Company was in compliance with the terms of its senior note indentures. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

     As of June 30, 1996, Guaranty National has $100,000,000 outstanding under an agreement with several banks which provides for an unsecured reducing revolving credit facility. Principal payments are due from April 1998 until 2002. Interest is payable quarterly at interest rates based on the floating LIBOR rate, plus a margin of 0.5% to 1.0%. Guaranty National hedged $80,000,000 of these borrowings until 1998 with interest rate swap agreements which result in a fixed interest rate of approximately 6.5%.

     The Company repurchased 213,311 shares of its common stock at an aggregate cost of $9,611,000 in the first six months of 1996, leaving $1,008,000 remaining from the Board of Directors' authorization for the stock repurchase program.

                       PART II.  OTHER INFORMATION


Items 1 - 3.
- ------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------

At the Orion Annual Meeting of Stockholders held on June 5, 1996 ("Annual Meeting"), 13,868,306 shares of Orion Common Stock were outstanding and entitled to vote (the "Outstanding Common Stock"); 12,773,689 shares or 92.11% of the Outstanding Common Stock, consti- tuting a quorum, were represented at the Annual Meeting in person or by proxy.

At that Annual Meeting, the directors nominated were elected by the following votes:

                        Number of Shares        Number of Shares
                        Voted For               Withheld
                        -----------------       -----------------

W. Marston Becker        12,744,804                28,885
Bertram J. Cohn          12,744,677                29,012
John C. Colman           12,745,230                28,459
Alan R. Gruber           12,744,349                29,340
Larry D. Hollen          12,733,782                39,907
Robert H. Jeffrey        12,745,548                28,141
Warren R. Lyons          12,745,175                28,514
James K. McWilliams      12,745,438                28,251
Ronald W. Moore          12,744,885                28,804
Robert B. Sanborn        12,744,555                29,134
William J. Shepherd      12,745,248                28,441
John R. Thorne           12,744,589                29,100
Roger B. Ware            12,745,463                28,226

No director received fewer than 12,733,782 votes or 91.82% of the Outstanding Common Stock (99.7% of the shares voted at the Annual Meeting).

At the Annual Meeting, the selection of Deloitte & Touche, independ- ent certified public accountants, as auditors for Orion for the year 1996 was ratified by a vote of 12,726,075 shares or 91.76% of the Outstanding Common Stock (99.6% of the shares voted at the Annual Meeting). Holders of 17,630 shares or approximately 0.13% of the Outstanding Common Stock voted against the ratification and holders of 29,984 shares or approximately 0.21% of the Outstanding Common Stock abstained from voting.

There were no "broker non-votes" on any of the proposals presented at the Annual Meeting.

Item 5.
- --------------

None.

Item 6.  Exhibits and Reports on Form 8-K
- ------------------------------------------

(a)  Exhibits


Exhibit 11:     Computation of Earnings Per Common Share

Exhibit 15: Letter in Lieu of Consent of Deloitte & Touche re Unaudited Interim Financial Information

Exhibit 27:     Financial Data Schedule



(b)   Reports on Form 8-K.

      A report on Form 8-K, dated July 2, 1996 with respect to an event described in Item 2 of Form 8-K, was filed on July 16, 1996 to report the purchase by Orion and certain of its subsidiaries of 4,600,000 shares of Guaranty National Corporation ("GNC") common stock on July 2, 1996, at $18.50 per share, pursuant to an Orion tender offer. The GNC shares acquired, together with the 7,409,942 shares then already owned by Orion and its subsidiaries, represented approximately 80.2% of the GNC shares outstanding as of July 2, 1996.
      The financial statements of GNC as of and for the year ended December 31, 1995, and as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 were incorporated by reference in the report on Form 8-K from Exhibits (g)(1) and (g)(2) of the Schedule 13E-3 dated May 8, 1996, filed by Orion and certain of its subsidiaries.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ORION CAPITAL CORPORATION



Date:  August 5, 1996       By: /s/ W. Marston Becker
                                ---------------------------------
                                 Vice Chairman





Date:  August 5, 1996       By: /s/ Daniel L. Barry
                                ----------------------------------
                                 Vice President and
                                 Chief Financial Officer

                       EXHIBIT INDEX


                                                     Page No.

Exhibit 11:      Computation of Earnings               26
                 Per Common Share

Exhibit 15:      Letter in Lieu of Consent of          27
                 Deloitte & Touche re Unaudited
                 Interim Financial Information

Exhibit 27:      Financial Data Schedule               28