Form 10-Q
period 1996-09-30
ORION CAPITAL CORP
filed 1996-11-05
CIK 74931

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996

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

13,783,990 shares of Common Stock, $1.00 par value, of the registrant were outstanding on November 1, 1996

                            Page 1 of 28
                 Exhibit Index Appears at Page 24

                         ORION CAPITAL CORPORATION

                                FORM 10-Q INDEX

                   For the Quarter Ended September 30, 1996





                                                                  Page
                                                                 Number
                                                                 ------

PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet at September 30, 1996
      (Unaudited) and December 31, 1995 ....................     3 - 4

    Consolidated Statement of Earnings for the three
      and nine-month periods ended September 30, 1996
      and 1995 (Unaudited) .................................         5

    Consolidated Statement of Stockholders' Equity for
      the nine-month periods ended September 30, 1996
      and 1995 (Unaudited), and for the year ended
      December 31, 1995 ....................................         6

    Consolidated Statement of Cash Flows for the nine-month
      periods ended September 30, 1996 and 1995 (Unaudited).     7 - 8

    Notes to Consolidated Financial Statements (Unaudited)..     9 - 12

    Independent Accountants' Review Report .................         13

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............    14 - 21

PART II.  OTHER INFORMATION ................................         22

                          PART 1. FINANCIAL INFORMATION
                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                 (000s omitted)

                                             September 30, 1996  December 31,
                                                 (Unaudited)         1995
                                             ------------------  ------------
Investments:
  Fixed maturities at amortized cost
    (market $340,061 - 1996 and $276,282 -
    1995) ..................................    $  334,734        $  265,169
  Fixed maturities at market (amortized cost
    $1,111,881 - 1996 and $748,008 - 1995)..     1,132,064           782,869
  Common stocks at market (cost $133,775 -
    1996 and $108,211 - 1995) ..............       204,088           158,895
  Non-redeemable preferred stocks at
    market (cost $167,005 - 1996 and
    $149,167 - 1995) .......................       162,669           145,990
  Other long-term investments ..............        85,479            62,925
  Short-term investments ...................       314,434           187,013
                                                ----------        ----------
     Total investments .....................     2,233,468         1,602,861

Cash .......................................        20,924             3,584
Accrued investment income ..................        22,334            19,290
Investments in and advances to affiliates ..        21,512           125,731
Accounts and notes receivable ..............       182,070           137,197
Reinsurance recoverables and prepaid
  reinsurance ..............................       481,696           360,052
Deferred policy acquisition costs ..........       137,014            77,673
Property and equipment .....................        68,544            34,009
Excess of cost over fair value of net
  assets acquired ..........................        81,963            50,199
Deferred federal income taxes ..............        37,604             8,726
Other assets ...............................        67,195            54,266
                                                ----------        ----------
     Total assets ..........................    $3,354,324        $2,473,588
                                                ==========        ==========






           See Notes to Consolidated Financial Statements (Unaudited)

                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                   (000s omitted - except for share data)

                                                September 30, 1996  December 31,
                                                    (Unaudited)        1995
                                                ------------------  ------------
Liabilities:
  Policy liabilities -
    Losses ..................................       $1,361,647       $1,007,016
    Loss adjustment expenses ................          351,532          267,966
    Unearned premiums .......................          505,963          302,105
    Policyholders' dividends ................           20,879           18,946
                                                    ----------       ----------
      Total policy liabilities ..............        2,240,021        1,596,033
  Federal income taxes payable ..............           13,531           18,910
  Notes payable .............................          311,073          209,148
  Other liabilities .........................          216,751          158,594
                                                    ----------       ----------
      Total liabilities .....................        2,781,376        1,982,685
                                                    ----------       ----------

Contingencies (Note F)

Minority interest ...........................           43,058                -
                                                    ----------       ----------

Stockholders' equity:
  Preferred stock, authorized 5,000,000
    shares; issued and outstanding - none
  Common stock, $1 par value; authorized
    30,000,000 shares; issued 15,337,650
    shares ..................................           15,338           15,338
  Capital surplus ...........................          146,408          146,658
  Net unrealized investment gains, net of
    federal income taxes of $24,457 -
    1996 and $26,691 - 1995 .................           57,825           63,255
  Net unrealized foreign exchange translation
    losses, net of federal income tax
    benefits of $418 - 1996 and $540 - 1995..           (3,710)          (3,935)
  Retained earnings .........................          350,837          298,452
  Treasury stock, at cost (1,580,699 shares -
    1996 and 1,385,012 shares - 1995) .......          (35,329)         (26,534)
  Deferred compensation on restricted stock..           (1,479)          (2,331)
                                                    ----------       ----------
      Total stockholders' equity ............          529,890          490,903
                                                    ----------       ----------
      Total liabilities and stockholders'
        equity ..............................       $3,354,324       $2,473,588
                                                    ==========       ==========

          See Notes to Consolidated Financial Statements (Unaudited)


                        ORION CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF EARNINGS
                                        (UNAUDITED)

                     (000s omitted - except for per common share data)

                                                 Three Months Ended    Nine Months Ended
                                                    September 30,        September 30,
                                                 ------------------  --------------------
                                                   1996      1995       1996      1995
                                                   ----      ----       ----      ----
Revenues:
  Premiums earned .............................. $332,936  $183,902  $  954,447  $545,669
  Net investment income ........................   36,028    25,572     106,821    73,860
  Realized investment gains ....................    5,480     5,885      16,606     9,171
  Other income .................................    5,940     6,862      17,473     7,429
                                                 --------  --------  ----------  --------
                                                  380,384   222,221  $1,095,347   636,129
                                                 --------  --------  ----------  --------
Expenses:
  Losses incurred ..............................  175,729    95,155     518,533   289,710
  Loss adjustment expenses .....................   47,979    28,851     136,485    86,356
  Amortization of deferred policy acquisition
    costs ......................................   95,021    48,985     260,270   142,351
  Other insurance expenses .....................    6,329     4,964      21,862    15,172
  Dividends to policyholders ...................    7,137     5,507      16,029    13,972
  Interest expense .............................    6,165     4,447      18,483    11,481
  Other expenses ...............................    8,848     9,954      32,003    15,264
                                                 --------  --------  ----------  --------
                                                  347,208   197,863   1,003,665   574,306
                                                 --------  --------  ----------  --------
Earnings before equity in earnings (loss) of
  affiliates, federal income taxes and minority
  interest expense .............................   33,176    24,358      91,682    61,823

Equity in earnings (loss) of affiliates ........      291    (1,713)       (430)    4,104
                                                 --------  --------  ----------  --------
Earnings before federal income taxes and
  minority interest expense ....................   33,467    22,645      91,252    65,927

Federal income taxes ...........................    7,677     5,388      21,444    15,559
Minority interest expense ......................    1,429         -       6,987         -
                                                 --------  --------  ----------  --------

  Net earnings ................................. $ 24,361  $ 17,257  $   62,821  $ 50,368
                                                 ========  ========  ==========  ========

  Net earnings per common share ................ $   1.76  $   1.21  $     4.52  $   3.55
                                                 ========  ========  ==========  ========



                See Notes to Consolidated Financial Statements (Unaudited)

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (000s omitted)

                                              Nine Months Ended
                                                September 30,      Year Ended
                                                 (Unaudited)      December 31,
                                             -------------------  ------------
                                               1996       1995        1995
                                               ----       ----        ----
Common stock .............................   $ 15,338   $ 15,338    $ 15,338
                                             ========   ========    ========
Capital surplus:
  Balance, beginning of period ...........   $146,658   $147,598    $147,598
  Issuance of common stock ...............          -        152         152
  Exercise of stock options and issuance
    (cancellation) of restricted stock ...       (250)      (306)     (1,092)
                                             --------   --------    --------
  Balance, end of period .................   $146,408   $147,444    $146,658
                                             ========   ========    ========
Net unrealized investment gains (losses):
  Balance, beginning of period ...........   $ 63,255   $(11,498)   $(11,498)
  Change in unrealized investment gains
    (losses), net of taxes ...............     (5,430)    55,777      74,753
                                             --------   --------    --------
  Balance, end of period .................   $ 57,825   $ 44,279    $ 63,255
                                             ========   ========    ========
Net unrealized foreign exchange
  translation losses:
  Balance, beginning of period ...........   $ (3,935)  $ (3,959)   $ (3,959)
  Change in unrealized foreign exchange
    translation losses, net of taxes .....        225        326          24
                                             --------   --------    --------
  Balance, end of period .................   $ (3,710)  $ (3,633)   $ (3,935)
                                             ========   ========    ========
Retained earnings:
  Balance, beginning of period ...........   $298,452   $242,908    $242,908
  Net earnings ...........................     62,821     50,368      67,622
  Dividends declared .....................    (10,436)    (8,865)    (12,078)
                                             --------   --------    --------
  Balance, end of period .................   $350,837   $284,411    $298,452
                                             ========   ========    ========
Treasury stock:
  Balance, beginning of period ...........   $(26,534)  $(22,451)   $(22,451)
  Issuance of common stock ...............          -        770         770
  Exercise of stock options and issuance
    (cancellation) of restricted stock ...      1,049        866       2,330
  Acquisition of treasury stock ..........     (9,844)      (885)     (7,183)
                                             --------   --------    --------
  Balance, end of period .................   $(35,329)  $(21,700)   $(26,534)
                                             ========   ========    ========
Deferred compensation on restricted stock:
  Balance, beginning of period ...........   $ (2,331)  $ (2,848)   $ (2,848)
  (Issuance) cancellation of restricted
    stock ................................       (109)      (272)       (517)
  Amortization of deferred compensation on
    restricted stock .....................        961        820       1,034
                                             --------   --------    --------
  Balance, end of period .................   $ (1,479)  $ (2,300)   $ (2,331)
                                             ========   ========    ========

          See Notes to Consolidated Financial Statements (Unaudited)
                                    Page 6

                     ORION CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                   (000s omitted)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                      1996           1995
                                                      ----           ----
Cash flows from operating activities:
  Premiums collected ..........................    $1,000,285     $ 536,589
  Net investment income collected .............       101,007        68,188
  Losses and loss adjustment expenses paid ....      (606,332)     (303,146)
  Policy acquisition costs paid ...............      (295,984)     (160,630)
  Dividends paid to policyholders .............       (14,096)       (9,021)
  Interest paid ...............................       (22,290)      (12,530)
  Federal income tax payments .................       (22,337)      (13,714)
  Other receipts (payments) ...................        (5,637)        4,413
                                                   ----------     ---------
    Net cash provided by operating activities..       134,616       110,149
                                                   ----------     ---------
Cash flows from investing activities:
  Maturities of fixed maturity investments ....       122,620        38,108
  Sales of fixed maturity investments .........       179,067       140,252
  Sales of equity securities ..................       109,522        51,259
  Investments in fixed maturities .............      (275,937)     (224,938)
  Investments in equity securities ............       (60,193)      (49,910)
  Purchase of Guaranty National common stock ..       (88,493)            -
  Acquisition of McGee ........................             -       (22,333)
  Effect on cash of consolidating Guaranty
    National in 1996 and McGee in 1995 ........         6,794           349
  Net purchases of short-term investments .....       (71,023)      (85,752)
  Purchase of property and equipment ..........       (10,782)       (6,579)
  Other receipts (payments) ...................        (5,941)        2,797
                                                   ----------     ---------
    Net cash used in investing activities .....       (94,366)     (156,747)
                                                   ----------     ---------
Cash flows from financing activities:
  Proceeds from issuance of notes payable .....             -       110,485
  Proceeds from exercise of stock options .....            42           246
  Dividends paid to stockholders ..............       (10,121)       (8,437)
  Dividends paid to minority stockholders .....        (2,308)            -
  Repayment of notes payable ..................        (1,125)      (54,500)
  Purchases of common stock ...................        (9,439)         (843)
  Other payments ..............................            37           (18)
                                                   ----------     ---------
    Net cash provided by (used in) financing
      activities ..............................       (22,914)       46,933
                                                   ----------     ---------
Effect of foreign exchange rate changes on cash             4           121
                                                   ----------     ---------
    Net increase in cash ......................        17,340           456
Cash balance, beginning of period .............         3,584         6,201
                                                   ----------     ---------
Cash balance, end of period ...................    $   20,924     $   6,657
                                                   ==========     =========

             See Notes to Consolidated Financial Statements (Unaudited)


                     ORION CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                     (UNAUDITED)

                                   (000s omitted)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     1996            1995
                                                     ----            ----
Reconciliation of net earnings to net
  cash provided by operating activities:
Net earnings ..................................    $ 62,821        $ 50,368
                                                   --------        --------
Adjustments:
  Depreciation and amortization ...............       8,313           4,004
  Amortization of excess of cost over fair
    value of net assets acquired ..............       2,329           1,062
  Deferred federal income taxes ...............       4,653             330
  Amortization of fixed maturity investments ..      (2,414)          1,231
  Non-cash investment income ..................      (9,053)         (9,567)
  Equity in (earnings) loss of affiliates .....         430          (4,104)
  Dividends received from affiliates ..........         302           2,595
  Realized investment gains ...................     (16,606)         (9,171)
  Minority interest expense ...................       6,987               -
  Foreign exchange transaction adjustment .....         777              74
  Other .......................................       1,084             (32)

Change in assets and liabilities (net of
  effects of acquiring Guaranty National in
  1996 and McGee in 1995):
  Decrease in accrued investment income .......       4,570             220
  Decrease (increase) in accounts and notes
    receivable ................................       6,765         (34,961)
  Decrease (increase) in reinsurance
    recoverables and prepaid reinsurance ......     (55,914)         11,827
  Increase in deferred policy acquisition costs     (21,704)         (9,987)
  Increase in other assets ....................     (10,893)         (4,193)
  Increase in losses ..........................      67,611          36,699
  Increase in loss adjustment expenses ........      22,604          25,516
  Increase in unearned premiums ...............      64,712          32,538
  Increase in policyholders' dividends ........       1,933           4,951
  Increase (decrease) in other liabilities ....      (4,691)         10,749
                                                   --------        --------
    Total adjustments and changes .............      71,795          59,781
                                                   --------        --------
Net cash provided by operating activities .....    $134,616        $110,149
                                                   ========        ========

          See Notes to Consolidated Financial Statements (Unaudited)

                                    Page 8

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 Nine Months Ended September 30, 1996 and 1995

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

Note B - Purchase of Guaranty National Corporation Common Stock

     On July 2, 1996, the Company completed a tender offer for 4,600,000 shares of Guaranty National Corporation ("Guaranty National") common stock. Together with the open-market purchase of 120,000 additional shares on July 17, 1996, the Company has increased its ownership of Guaranty National from 49.5% to 81.0%. The aggregate purchase price, including expenses, of approximately $88,206,000 was paid in cash.

     The purchases of Guaranty National shares were recorded as of June 30, 1996 using the purchase method of accounting. All revenues and expenses of Guaranty National for 1996 have been consolidated with those of the Company, and minority interest expense has been recorded for the portion of Guaranty National's 1996 earnings that was attributable to the shares not owned by the Company.

     The increase in the Company's ownership to over 80% of Guaranty National allows the inclusion of Guaranty National in Orion's consolidated federal income tax return, as well as the reversal of a deferred tax liability previously established by the Company for its share of the undistributed earnings of Guaranty National. The excess of cost over the estimated fair value of the 31.5% interest in Guaranty National's net assets acquired during 1996 was $9,080,000, after the reversal of $21,547,000 of deferred taxes, and will be amortized over 28 years, which is the remaining amortization period for goodwill recorded upon Orion's initial investment in Guaranty National.

     Pro forma information as if the Guaranty National shares had been purchased as of the beginning of each of the nine-month periods ended September 30, 1996 and 1995 is as follows:
                                                     Nine Months Ended
                                                       September 30,
                                                   ----------------------
                                                      1996        1995
                                                      ----        ----
                                                       (000s omitted)

Total revenues ................................    $1,093,109  $1,016,062
                                                   ==========  ==========
Net earnings ..................................    $   67,763  $   49,870
                                                   ==========  ==========
Net earnings per common share .................    $     4.88  $     3.51
                                                   ==========  ==========

Note C - Investments in Affiliates

     Investments in affiliates include the Company's interest in Guaranty National through December 31, 1995, and the Company's 24.0% interest in Intercargo Corporation ("Intercargo"), a publicly held company. The Company records its share of Intercargo's operating results in the subsequent quarter, after Intercargo has reported its financial results. Summarized financial information of Intercargo for the three-month and nine-month periods ended September 30, 1996, and for Guaranty National and Intercargo for the same periods in 1995, is as follows:

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                       ------------------  ------------------
                                          1996     1995      1996      1995
                                          ----     ----      ----      ----
                                                   (000s omitted)
Revenues:
  Premiums earned ...................  $ 16,590  $132,780  $ 52,958  $335,359
  Realized investment gains .........         -     2,536         -     2,895
  Investment and other income .......     1,306    10,290     4,720    26,893
                                       --------  --------  --------  --------
                                         17,896   145,606    57,678   365,147
                                       --------  --------  --------  --------
Expenses:
  Insurance expenses ................    16,728   148,392    59,508   345,983
  Interest and other ................       125     2,152       624     4,996
                                       --------  --------  --------  --------
                                         16,853   150,544    60,132   350,979
                                       --------  --------  --------  --------
Earnings (loss) before equity in
  earnings of affiliate and federal
  income taxes ......................     1,043    (4,938)   (2,454)   14,168
Equity in earnings of affiliate .....     1,108         -     1,660         -
Federal income (taxes) benefit ......      (397)    2,900        25    (1,858)
                                       --------  --------  --------  --------
Net earnings (loss) .................  $  1,754  $ (2,038) $   (769) $ 12,310
                                       ========  ========  ========  ========

The Company's proportionate share ...  $    291  $ (1,713) $   (430) $  4,104
                                       ========  ========  ========  ========

Note D - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information:

                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                   ------------------  --------------------
                                      1996     1995       1996       1995
                                      ----     ----       ----       ----
                                                 (000s omitted)
Direct premiums written .........  $380,053  $233,536  $1,078,369  $599,400
Reinsurance assumed .............    41,170    35,177     135,506    99,624
                                   --------  --------  ----------  --------
Gross premiums written ..........   421,223   268,713   1,213,875   699,024
Reinsurance ceded ...............   (71,451)  (61,169)   (218,075) (124,788)
                                   --------  --------  ----------  --------
Net premiums written ............  $349,772  $207,544  $  995,800  $574,236
                                   ========  ========  ==========  ========

Direct premiums earned ..........  $357,544  $206,261  $1,028,242  $566,509
Reinsurance assumed .............    41,416    33,162     125,678    99,977
                                   --------  --------  ----------  --------
Gross premiums earned ...........   398,960   239,423   1,153,920   666,486
Reinsurance ceded ...............   (66,024)  (55,521)   (199,473) (120,817)
                                   --------  --------  ----------  --------
Net premiums earned .............  $332,936  $183,902  $  954,447  $545,669
                                   ========  ========  ==========  ========
Loss and loss adjustment expenses
  recoverable from reinsurers ...  $ 55,536  $ 25,067  $  114,547  $ 57,080
                                   ========  ========  ==========  ========

Note E - Stockholders' Equity and Earnings Per Common Share

     The Company repurchased 218,014 shares of its common stock at an aggregate cost of $9,844,000 in the first nine months of 1996. The remaining authorization from the Board of Directors for the Company's stock repurchase program was $1,008,000 on September 30, 1996. Through October 23, 1996 the Company has purchased an additional 10,000 common shares for $513,000. The remaining authorization as of October 23, 1996 is $495,000.

     Earnings per common share are computed using the weighted average common and dilutive common equivalent shares outstanding. The weighted average common shares amounted to 13,851,000 and 14,220,000 shares for the three months ended September 30, 1996 and 1995, respectively, and 13,899,000 and 14,200,000 shares for the nine months ended September 30, 1996 and 1995, respectively.

     In October 1996 the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns through 1992. As described in previously issued financial statements of the Company, certain tax benefits from tax attributes existing at the date of the Company's reorganization in 1976 have not been recognized pending completion of the IRS examination. Accordingly, the Company will record as a credit to capital surplus in the fourth quarter of 1996 tax benefits of $11,900,000 with respect to the 1976 reorganization. The recording of this credit will have no impact on the Company's earnings.

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

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Orion Capital Corporation
New York, New York

     We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of September 30, 1996, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1996 and 1995 and the statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
October 23, 1996

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 Nine Months Ended September 30, 1996 and 1995

RESULTS OF OPERATIONS

     Orion Capital Corporation ("Orion") and its majority-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The Company reports its insurance operations in three segments - Regional Operations, Reinsurance/Special Programs and Guaranty National Companies. Regional Operations provides workers compensation insurance products through EBI Companies. Reinsurance/Special Programs includes (i) DPIC Companies ("DPIC"), which markets professional liability insurance, (ii) Connecticut Specialty, which writes specialty insurance programs, (iii) SecurityRe Companies ("SecurityRe"), a reinsurer, (iv) Wm. H. McGee & Co., Inc. ("McGee"), an underwriting management company that specializes in ocean marine, inland marine and property insurance and (v) a 24.0% interest in Intercargo Corporation ("Intercargo") which underwrites insurance coverages for international trade. The third segment, Guaranty National Corporation ("Guaranty National"), specializes in nonstandard commercial and personal automobile insurance. The miscellaneous income and expenses of the parent company (primarily interest, general and administrative expenses and other consolidating elimination entries) are reported as a fourth segment.

     On July 2, 1996, the Company completed a tender offer for 4,600,000 shares of Guaranty National common stock. Together with the open-market purchase of 120,000 additional shares on July 17, 1996, the Company has increased its ownership of Guaranty National from 49.5% to 81.0%. The aggregate purchase price, including expenses, of approximately $88,206,000 was paid in cash. The Company increased its investment in Guaranty National as management believes it will provide a favorable investment return and it will also allow the inclusion of Guaranty National in Orion's consolidated federal income tax return. The Company's increased ownership percentage allows the Company's management to become more involved in setting the strategic direction of Guaranty National.

     The purchases of Guaranty National shares were recorded as of June 30, 1996. All revenues and expenses of Guaranty National for 1996 have been consolidated with those of the Company, and minority interest expense has been recorded for the portion of Guaranty National's 1996 earnings that was attributable to the shares not owned by the Company.

     Earnings (loss) by segment before federal income taxes and minority interest expense are summarized as follows for the quarterly and nine-month periods ended September 30, 1996 and 1995.

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                       ------------------  ------------------
                                         1996      1995      1996      1995
                                         ----      ----      ----      ----
                                                   (000s omitted)

Regional Operations .................  $12,454   $15,828   $ 42,555   $42,909
Reinsurance/Special Programs ........   16,201    13,625     40,662    32,798
Guaranty National Corporation .......    9,778    (2,016)    23,964     3,279
                                       -------   -------   --------   -------
  Total .............................   38,433    27,437    107,181    78,986
Other ...............................   (4,966)   (4,792)   (15,929)  (13,059)
                                       -------   -------   --------   -------
                                       $33,467   $22,645   $ 91,252   $65,927
                                       =======   =======   ========   =======

     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company.

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                       ------------------  ------------------
                                         1996      1995      1996      1995
                                         ----      ----      ----      ----
Loss and loss adjustment expenses ...    67.2%     67.4%     68.6%     68.9%
Policy acquisition costs and other
  insurance expenses ................    30.4      29.4      29.6      28.9
                                        -----     -----     -----     -----
    Total before policyholders'
      dividends .....................    97.6      96.8      98.2      97.8
Policyholders' dividends ............     2.2       3.0       1.7       2.5
                                        -----     -----     -----     -----
    Total after policyholders'
      dividends .....................    99.8%     99.8%     99.9%    100.3%
                                        =====     =====     =====     =====

REVENUES

Premiums written and premiums earned
------------------------------------
     Net premiums written increased 68.5% ($142,228,000) to $349,772,000 in the third quarter of 1996 versus $207,544,000 in the third quarter of 1995, and 73.4% ($421,564,000) to $995,800,000 in the first nine months of 1996 from
$574,236,000 in the first three quarters of 1995. The consolidation of Guaranty National increased the Company's net written premiums by $124,304,000 for the third quarter and $368,659,000 for the first nine months of 1996. The results by segment are as follows:

  - Regional Operations' premiums written increased 6.4% ($5,253,000) to $87,367,000 in the third quarter of 1996 from $82,114,000 in the third quarter of 1995 and 10.1% ($24,527,000) to $266,525,000 in the first nine months of 1996 as compared to $241,998,000 in 1995. Premiums written increased from business generated by fifteen branch offices which were opened in 1995 and 1996. The offices were opened in territories where the Company believes it will benefit from its service-oriented approach.

     The increases were partially offset by the impact of legislative reforms in certain states which have led to lower premium rates and a concomitant reduction in losses and commission expenses.

  - Reinsurance/Special Programs' premiums written increased 10.1% ($12,671,000) to $138,101,000 in the third quarter of 1996 from
     $125,430,000 in the 1995 third quarter, and 8.5% ($28,378,000) to
     $360,616,000 in the first three quarters of 1996 from $332,238,000 in 1995. Premiums written by DPIC for professional liability insurance, the largest special program, increased 1.1% ($1,532,000) to $142,544,000 for the first nine months of 1996 from $141,012,000 for the same period of 1995. Premium volume for Connecticut Specialty increased 16.9% ($22,942,000) to $158,637,000 in the first nine months of 1996 from
     $135,695,000 in the 1995 period. The increase resulted from greater participation by Connecticut Specialty in the underwriting pools managed by McGee and increased premiums written in low exposure professional liability programs, offset in part by lower premiums from other marine coverages. The percentage of treaty and facultative reinsurance premiums assumed to total net premiums written for Reinsurance/Special Programs amounted to 16.5% and 16.7% in the first three quarters of 1996 and 1995, respectively.

 - Guaranty National's net written premiums of $124,304,000 for the third quarter of 1996 and $368,659,000 for the first nine months of the year have been included in the Company's financial statements. Net written premiums for Guaranty National were $113,484,000 and $277,805,000 in the three and nine-month periods ended September 30, 1995, respectively. Guaranty National's net written premiums for its personal lines, commercial lines, and collateral protection unit increased 45.1%, 9.7% and 57.7% for the first nine months of 1996 over the comparable period for 1995. The increase for personal lines was the result of Guaranty National's acquisition of Viking Insurance Company of Wisconsin ("Viking") in July 1995. Commercial lines premium increases, which resulted from the expansion of existing programs and new programs as well as geographic expansion, were partially offset by a planned reduction in commercial automobile liability premiums. The increase in the collateral protection unit was due to geographic expansion in the Northeast and new products.

     Premiums earned increased 81.0% ($149,034,000) to $332,936,000 in the third quarter of 1996 compared to $183,902,000 in the third quarter of 1995, and 74.9% ($408,778,000) to $954,447,000 in the first nine months of 1996 from
$545,669,000 in 1995. The 1996 increases were attributable to the inclusion of Guaranty National's earned premiums of $122,321,000 for the third quarter and $356,740,000 for the nine-month period, as well as the recognition in income of increased premium writings from other operations.

Net investment income
---------------------
      Pre-tax net investment income increased 40.9% ($10,456,000) to $36,028,000 for the third quarter of 1996 versus $25,572,000 for the third quarter of 1995, and 44.6% ($32,961,000) to $106,821,000 for the first nine months of 1996 as compared to $73,860,000 for 1995. The pre-tax yields on the average investment portfolio were 6.7% for the first nine months of 1996 and 7.2% for the first three quarters of 1995, and the after-tax yields were 5.3% and 5.6%, respectively. Net investment income increased by $10,062,000 and $28,906,000 in the three and nine-month periods ended September 30, 1996, respectively, from the inclusion of Guaranty National in 1996, as well as by increased earnings on a higher investment base, notwithstanding a growing portfolio of lower yielding tax-advantaged securities and the cash outlay to acquire Guaranty National common stock. Net investment income reflects earnings from limited partnership investments of $3,803,000 and $9,875,000 for the third quarter and first nine months of 1996, respectively, and $2,750,000 and $7,438,000 for the respective 1995 periods. These increases were primarily attributable to including Guaranty National's partnership earnings for 1996. Earnings from limited partnership investments can vary considerably from quarter to quarter; however, the Company's long-term experience with these investments has been quite favorable.

     Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value, with unrealized gains and losses reported in a separate component of stockholders' equity. The carrying value of fixed maturity and short-term investments amounted to $1,781,232,000 and $1,235,051,000 at September 30, 1996 and
December 31, 1995, respectively, or approximately 79.0% and 76.9% of the investment portfolio.

     The Company's investment philosophy is to achieve a superior rate of return after taxes while maintaining a proper balance of safety, liquidity, maturity and marketability. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At September 30, 1996 and December 31, 1995, the Company's investments in non-investment grade and unrated fixed maturity securities were carried at $220,422,000 and $139,075,000 with market values of $220,814,000 and $139,067,000, respectively. The increases are primarily attributable to the inclusion of Guaranty National's portfolio in 1996. Non-investment grade and unrated fixed maturity securities represent a total of 9.8% and 8.7% of cash and investments and 6.6% and 5.6% of total assets at September 30, 1996 and December 31, 1995, respectively.

Realized investment gains
-------------------------
     Net realized investment gains decreased $405,000 to $5,480,000 in the third quarter of 1996 from $5,885,000 in 1995's third quarter, and increased $7,435,000 to $16,606,000 in the first nine months of 1996 versus $9,171,000 in 1995. Realized investment gains in the third quarter of 1995 are net of a provision of $1,300,000 for losses on securities deemed to be other than temporarily impaired. No such provision was recorded during the third quarter of 1996. Provisions for other than temporary impairment were $1,868,000 and $2,800,000 for the nine-month periods ended September 30, 1996 and 1995, respectively. Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors.

EXPENSES AND OTHER

Operating ratios
----------------
     The ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") was 67.2% and 68.6% in the third quarter and first nine months of 1996, respectively, compared to 67.4% and 68.9% in the corresponding periods of 1995. The Company's efforts to reduce its loss costs have had a very positive impact on the Company's profitability. Adverse development of prior years' losses amounted to $6,662,000, including $789,000 from Guaranty National, in the first nine months of 1996 compared with $12,159,000 excluding Guaranty National in the first three quarters of 1995. Management believes that the Company's reserves for losses and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred.

     The loss ratio for the Regional Operations segment was 61.4% in the 1996 third quarter and 60.2% in the 1995 third quarter. In the first nine months of 1996 the loss ratio was 62.8% as compared to 62.7% in 1995. The increases in the 1996 loss ratios result from higher initial reserving, offset by continued favorable loss experience resulting from the success of the Company's service oriented approach for workers compensation insurance.

     The third quarter 1996 and 1995 loss ratios for Reinsurance/Special Programs amounted to 69.3% and 73.1%, respectively. The loss ratios for the nine-month periods ended September 30, 1996 and 1995 were 70.7% and 73.5%, respectively. The improvement in the 1996 loss ratios for this segment is primarily attributable to lower loss ratios for Connecticut Specialty, where 1995 results were impacted by certain cancelled programs which had unfavorable loss experience, offset in part by higher initial reserving for DPIC in 1996.

     Guaranty National's loss ratio for its personal lines of business improved to 72.8% for the first nine months of 1996 from 78.1% for the first three quarters of 1995. The commercial lines year-to-date loss ratio decreased to 71.4% in 1996 from 77.8% in 1995. The lower loss ratios for 1996 are primarily attributable to Guaranty National having significantly strengthened its loss reserves for both personal and commercial lines in the third quarter of 1995 in response to adverse claims trends in the first half of 1995. Also, personal lines experienced less claims severity in 1996.

    The ratio of deferred policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") was 29.6% in the first nine months of 1996 as compared to 28.9% in 1995. The increase in the expense ratio in 1996 is attributable to the Company's continued investment in building its loss prevention and claims management competencies as well as the costs of opening EBI offices in new territories, a change in Connecticut Specialty's reinsurance providing for lower ceding commissions and the consolidation of Guaranty National in 1996. The decrease in the ratio of policyholders' dividends to premiums earned (the "dividend ratio") to 1.7% during the first nine months of 1996 from 2.5% in 1995 results from the consolidation of Guaranty National in 1996. The combined ratio was 99.9% in the first nine months of 1996 and 100.3% for the same period of 1995.

Interest expense
----------------
     Interest expense increased to $6,165,000 in the third quarter of 1996 versus $4,447,000 in 1995, and to $18,483,000 in the first nine months of 1996 from $11,481,000 in 1995. The 61.0% increase in year-to-date interest expense is due to the inclusion of interest expense on Guaranty National's $100,000,000 bank debt for the 1996 periods, and higher average debt outstanding after the issuance of $100,000,000 of Senior Notes by Orion on July 17, 1995, offset in part by the extinguishment of Orion's bank debt at that time.

Other expenses
--------------
     Other expenses were $8,848,000 and $32,003,000 in the three-month and nine-month periods ended September 30, 1996, respectively, versus $9,954,000 and $15,264,000 in the respective 1995 periods. The year-to-date increases in both other income and other expenses for 1996 are primarily attributable to the inclusion of the revenue and expenses of McGee after it was acquired by the Company on June 30, 1995.

Equity in earnings of affiliates
--------------------------------
     Equity in earnings of affiliates for 1996 consists of earnings recorded from the Company's investment in Intercargo of $291,000 for the third quarter and a loss of $430,000 for the first nine months. The Company records its share of Intercargo's results in the subsequent quarter, and the nine-month period reflects a loss reported by Intercargo in the fourth quarter of 1995. Earnings of $303,000 and $825,000 were recorded from the Intercargo investment in the third quarter and first nine months of 1995, respectively. In 1995 Guaranty National was a non-majority owned affiliate of the Company and was therefore accounted for using the equity method. Included in equity in net earnings of affiliates from Guaranty National for 1995 was a third quarter loss of $2,016,000 and nine-month earnings of $3,279,000. The loss incurred by Guaranty National in the third quarter of 1995 was due to reserve strengthening in response to adverse claims trends in the first half of 1995. Guaranty National became a majority-owned subsidiary in July 1996, and its results have been consolidated in the Company's financial statements for all of 1996. Minority interest expense of $1,429,000 for the third quarter and $6,987,000 for the first nine months of 1996 were recorded for the after-tax portion of Guaranty National's 1996 earnings attributable to stockholders of Guaranty National other than the Company.

Federal income taxes
--------------------
     Federal income taxes on pre-tax operating results and the related effective tax rates amounted to $7,677,000 (23.0%) and $5,388,000 (23.8%) in the third quarters of 1996 and 1995, respectively. The corresponding amounts for the first nine months of 1996 and 1995 were $21,444,000 (23.5%) and $15,559,000 (23.6%), respectively. The Company's effective tax rate is less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities.

     The liability for deferred taxes established by the Company through June 30, 1996 for its share of Guaranty National's undistributed earnings has been reversed, resulting in a reduction of $21,547,000 in the amount of goodwill recorded from the purchase of Guaranty National shares, with no effect on net income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities increased by $24,467,000 for the first nine months of 1996 from $110,149,000 in 1995 to $134,616,000 in 1996.
The increase is attributable to including Guaranty National's cash flow in the Company's consolidated financial statements. Cash flow for 1995 included a disbursement of $7,800,000 under a retrospectively rated program written by DPIC.

     Cash used in investment activities decreased to $93,760,000 for the first nine months of 1996 from $156,747,000 in 1995. Cash is used in investment activities primarily for purchases of investments. The purchases are funded by maturities and sales of investments, as well as by the net cash from positive operating cash flows after cash provided by or used in financing activities. In July 1996 the Company purchased Guaranty National common stock for cash of $86,840,000 plus expenses. In June 1995 Orion paid $22,000,000 in cash plus acquisition costs to acquire McGee.

     Cash used in financing activities was $22,914,000 for the first nine months of 1996 and cash provided by financing activities during the same period of 1995 was $46,933,000. Orion borrowed $12,000,000 under its bank line of credit in June 1995 to finance part of the McGee acquisition. In July 1995 Orion issued $100,000,000 of senior debt and repaid all of its outstanding bank debt. Cash was used in both 1996 and 1995 for dividend payments, scheduled debt payments and to repurchase Orion's common stock. Orion increased its quarterly dividend rate by 15% in the third quarter of 1995 and an additional 9% in the first quarter of 1996.

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

     The terms of Orion's indentures for its $100,000,000 of 7 1/4% Senior Notes due 2005 and its $110,000,000 of 9 1/8% Senior Notes due 2002 limit the amount of liens and guaranties by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes. Management does not believe that these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At September 30, 1996, the Company was in compliance with the terms of its senior note indentures. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

     As of September 30, 1996, Guaranty National has $100,000,000 outstanding under an agreement with several banks which provides for an unsecured reducing revolving credit facility. Principal payments are due from April 1998 until 2002. Interest is payable quarterly at interest rates based on the floating LIBOR rate, plus a margin of 0.5% to 1.0%. Guaranty National hedged $80,000,000 of these borrowings until 1998 with interest rate swap agreements which result in a fixed interest rate of approximately 6.5%.

     The Company repurchased 218,014 shares of its common stock at an aggregate cost of $9,844,000 in the first nine months of 1996. The Company's remaining stock purchase authorization from its Board of Directors amounted to $1,008,000 at September 30, 1996. Since September 30, 1996, the Company repurchased an additional 10,000 shares for $513,000. The remaining authorization as of October 23, 1996 is $495,000.

     In October 1996 the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns through 1992. As described in previously issued financial statements of the Company, certain tax benefits from tax attributes existing at the date of the Company's reorganization in 1976 have not been recognized pending completion of the IRS examination. Accordingly, the Company will record as a credit to capital surplus in the fourth quarter of 1996 tax benefits of $11,900,000 with respect to the 1976 reorganization. The recording of this credit will have no impact on the Company's earnings.

                       PART II.  OTHER INFORMATION


Items 1 - 5.
--------------------------
None.



Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits


Exhibit 11:     Computation of Earnings Per Common Share

Exhibit 15: Letter in Lieu of Consent of Deloitte & Touche re Unaudited Interim Financial Information

Exhibit 27:     Financial Data Schedule


(b)   Reports on Form 8-K.

     A report on Form 8-K, was filed on July 16, 1996 to report the purchase by Orion and certain of its subsidiaries of 4,600,000 shares of Guaranty National Corporation ("GNC") common stock on July 2, 1996, at $18.50 per share, pursuant to an Orion tender offer. The GNC shares acquired, together with the 7,409,942 shares then already owned by Orion and its subsidiaries, represented approximately 80.2% of the GNC shares outstanding as of July 2, 1996.

     An Amendment No. 1 to the Report on Form 8-K that was filed on July 16, 1996 referred above, was filed on September 13, 1996, to provide the pro forma financial information required by Regulation S-X with respect to Orion's increased ownership of GNC's common stock.

     A report on Form 8-K was filed by Orion on September 25, 1996 to report the redemption of Orion's original stockholder rights on September 16, 1996 and the approval by the Orion Board of Directors of the adoption of a new stockholder rights plan effective as of September 16, 1996.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ORION CAPITAL CORPORATION



Date:  November 4, 1996       By: /s/ Alan R.  Gruber
                                ---------------------------------
                                      Chairman of the Board
                                      and Chief Executive Officer




Date:  November 4, 1996       By: /s/ Daniel L. Barry
                                ----------------------------------
                                      Vice President and
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