Form 10-K
period 1996-12-31
ORION CAPITAL CORP
filed 1997-03-28
CIK 74931

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------

                                 FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended        Commission file number
              December 31, 1996                    1-7801
                           ----------------------
                         ORION CAPITAL CORPORATION
           (Exact name of registrant as specified in its charter)

                Delaware                            95-6069054
         (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)           Identification Number)

         600 Fifth Avenue, New York, NY               10020-2302
         (Address of principal executive offices)      (Zip Code)

         Registrant's telephone number, including area code:  212-332-8080

                           ----------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

     The aggregate market value of the voting stock of the registrant held by non-affiliates was $826,648,563 as of March 26, 1997.

     As of March 26, 1997, 13,762,499 Shares of Common Stock, $1.00 par value, of registrant were outstanding exclusive of shares held by registrant and its subsidiaries.
                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III is incorporated by reference from registrant's definitive proxy statement for its Annual Meeting to be held on May 29, 1997. Registrant intends to file the proxy material, which involves the election of directors, not later than 120 days after the close of its fiscal year.

Table of Contents                                                        Page

Part I
Item 1:    Business                                                       3
              General                                                     3
              Regional Operations                                        10
              Special Programs                                           11
              Guaranty National Corporation                              16
              Insurance Industry Characteristics                         19
              Miscellaneous Operations                                   33

Item 2:    Properties                                                    33
Item 3:    Legal Proceedings                                             34
Item 4:    Submission of Matters to a Vote of Security Holders           34

           Information concerning Executive Officers of the Company      34

Part II
Item 5:    Market for Registrant's Common Equity and Related             36
             Stockholder Matters
Item 6:    Selected Financial Data                                       37
Item 7:    Management's Discussion and Analysis of Financial             38
             Condition and Results of Operations
Item 8:    Financial Statements and Supplementary Data                   50
Item 9:    Changes in and Disagreements with Accountants on              80
             Accounting and Financial Disclosure

Part III
Item 10:   Directors and Executive Officers of the Registrant            80
Item 11:   Executive Compensation                                        80
Item 12:   Security Ownership of Certain Beneficial Owners               80
             and Management
Item 13:   Certain Relationships and Related Transactions                80

Part IV
Item 14:   Exhibits, Financial Statement Schedules,                      80
             and Reports on Form 8-K

Signatures                                                               87
Exhibit Index                                                            90

Forward-Looking Statements

     All statements made in this Annual Report on Form 10-K that do not reflect historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Orion Capital Corporation and its consolidated subsidiaries to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors include, among other things, (i) general economic and business conditions; (ii) interest rate and financial market changes; (iii) competition and the regulatory environment in which we operate
(iv) claims frequency; (v) claims severity; (vi) medical cost inflation; (vii) increases in the cost of property repair; (viii) the number of new and renewal policy applications submitted to us; and (ix) other factors over which we have
little or no control.   Orion Capital Corporation disclaims any obligation to
update or to publicly announce the impact of any such factors or revisions to any forward-looking statements to reflect future events or developments. Some of these factors are discussed further in this report in Part I, Item 1:
Business, and Part II, Item 7: Managements' Discussion and Analysis of Financial Condition and Results of Operations.


                                  PART I
ITEM 1.  BUSINESS

                                  GENERAL

Our Operations

     Orion Capital Corporation is an insurance holding company. We have the ability, through our subsidiaries and investments in other insurance companies, to write almost all types of property and casualty insurance nation-wide and throughout Canada. However, we do not sell all types of insurance. Our operations are highly specialized. We underwrite and sell the following specialized insurance products and services:

     - workers compensation products and related services through EBI
       Companies;

     - professional liability coverage for architects, engineers, environmental consultants, lawyers and accountants through DPIC Companies;

     - special property and casualty insurance programs tailored to the risks associated with selected types of businesses through Connecticut Specialty;

     - nonstandard automobile insurance for individuals and businesses, as well as other property insurance through Guaranty National Corporation and its subsidiaries (including Viking Insurance Company of Wisconsin); and

     - underwriting management of insurance pools focusing on ocean cargo, inland marine and commercial property coverages through Wm. H. McGee & Co., Inc.

     We now own 81% of Guaranty National Corporation. Guaranty National and its subsidiaries sell specialty property and casualty insurance coverages which are not readily available in traditional insurance markets. Prior to

July 1996, we owned slightly less than 50% of Guaranty National, but during that month we bought 4,600,000 additional shares of Guaranty National at $18.50 per share in a public tender offer. Later in July we purchased 120,000 shares in the open market at $14.50 per share. The total cost of the new shares was $88,206,000 which was paid for in cash. Our greater ownership of Guaranty National allows us to become more involved in its strategic management. Also, we are now able to include Guaranty National in our consolidated federal income tax return. Guaranty National remains an independent public company with its common stock listed on the New York Stock Exchange. Five of Guaranty National's eleven member board of directors also serve on our board and one other Guaranty National board member is one of our senior officers.

     In 1995, we purchased Wm. H. McGee & Co., Inc., an insurance underwriting management firm. McGee underwrites ocean cargo, inland marine and commercial property insurance on behalf of the group of insurance companies it represents, including two of our subsidiaries, Security Insurance Company of Hartford and The Connecticut Indemnity Company. McGee has been in business for over 109 years, and has represented us for over 100 years. McGee provides practically all services related to the insurance business which it underwrites. For example, it issues policies on behalf of its pool members, settles claims and places reinsurance. McGee oversees an insurance pool in the United States and one in Canada. Our rate of participation in McGee's U.S. pool in 1996 was 37% and that will increase to 52% in 1997. Our participation rate in McGee's Canadian pool in 1996 was approximately 49% and that will increase to 60.5% in 1997.

     In November 1996, we exited the assumed reinsurance business when we sold the ongoing operations of our subsidiary, Security Reinsurance Company. The purchaser was Hartford Fire Insurance Company acting for Hart Re, the Hartford Insurance Group's reinsurance operation. As a result of the sale, Security Reinsurance Company discontinued writing business and became an inactive company. We kept the reserves of approximately $108 million with respect to this operation's outstanding business. We will manage the settlement of claims arising out of that business.

     We have also invested in a publicly traded insurance holding company called Intercargo Corporation. We purchased an additional 4.8% of its stock during 1996 increasing our ownership to 24.8%. Intercargo's subsidiaries are insurance companies that specialize in international trade and transportation coverages. Intercargo operates as an independent company and we select one member of its seven-member board of directors. We have agreed with Intercargo that, until December 31, 1998, we will not increase our ownership above 25% without its approval.

     We own insurance companies, brokerage companies and insurance management and service companies. Those companies have licenses to transact business nationwide and in all Canadian provinces. In general we do not sell our insurance products directly to our policyholders. We obtain substantially all our business through independent insurance agents and brokers. We have approximately 3,250 employees, including 1,030 Guaranty National employees. Substantially all our employees work in our insurance or insurance-related operations.

     Orion Capital Corporation was incorporated in the State of Delaware in 1960, and all of its wholly-owned insurance subsidiaries are incorporated in the State of Connecticut. Other insurance subsidiaries are incorporated in the states of California, Colorado, Oklahoma, Texas and Wisconsin. Our principal executive offices are located in New York City at 600 Fifth Avenue, New York, New York 10020 and our telephone number is (212) 332-8080. In addition, we maintain executive offices at 9 Farm Springs Road, Farmington, Connecticut 06032 and the telephone number is (860) 674-6600.

Orion Capital Corporation - Capital Structure

     We have simplified our debt and capital structure over the past five years. This simplified structure has permitted us to take advantage of lower interest rates, reduce the cost of capital and eliminate sinking fund payments until the maturity of our senior notes. At year end, the only securities that Orion Capital Corporation had outstanding were

          - 13,769,000 shares of Common Stock;

          - $110,000,000 face amount of 9 1/8% Senior Notes, due
            September 1, 2002; and

          - $100,000,000 face amount of 7 1/4% Senior Notes, due July 15,
            2005.

Except for Guaranty National Corporation's $100 million bank credit facility, we currently have no outstanding bank debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     On January 13, 1997, Orion Capital Corporation issued $125,000,000 of its 8.73% Junior Subordinated Deferrable Interest Debentures, due January 1, 2037 to Orion Capital Trust I, a Delaware business trust it sponsored. The Trust simultaneously sold, in a private placement, $125,000,000 of the Trust's 8.73% Capital Securities which have substantially the same terms as the 8.73% Debentures. The proceeds from the sale of the securities will be used for general corporate purposes. The transaction has a complicated structure but gives us all the advantages of preferred stock with the tax deductibility feature of debt. The securities provide a low after-tax cost of financing for our business growth. The securities were registered with the Securities and Exchange Commission on March 25, 1997. See Note Q to the Consolidated Financial Statements, "Subsequent Events."

Segment Reporting

     The Securities and Exchange Commission requires registered companies to report their results in segments by type of business, geographic distribution or other meaningful breakdown. Our insurance operations are divided into three insurance segments. In addition, the miscellaneous income and expenses of our parent company are reported as a fourth segment. The four segments are as follows:

     I. Regional Operations - this segment includes the workers compensation insurance products and services sold by the EBI Companies

     II.  Special Programs - this segment is composed of five parts

            1. DPIC Companies, which markets our professional liability insurance;

            2. Connecticut Specialty, which writes our specialty insurance programs;

            3. Wm. H. McGee & Co., Inc., our underwriting management
               company that specializes in ocean marine, inland marine and commercial property insurance;

            4. our 24.8% interest in Intercargo Corporation, which sells insurance coverages for international trade; and

            5. SecurityRe - the run-off operations of our assumed
               reinsurance business.

     III. Guaranty National Corporation - which specializes primarily in non-standard automobile insurance and other property insurance.

      IV. Other - miscellaneous income and expenses of the parent company.

Net Earnings

     Our net earnings for the past three years, in the aggregate and per share, were as follows:
                               1996            1995            1994
                               ----            ----            ----

Net earnings               $86,631,000     $67,622,000     $55,245,000
Net earnings per share     $      6.24     $      4.77     $      3.85

The above per share figures were based on weighted average common shares outstanding of 13,894,000 in 1996, 14,187,000 in 1995 and 14,348,000 in
1994. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     In the following pages of this report Orion Capital Corporation is referred to as "Orion" or the "parent corporation," while Orion and its consolidated subsidiaries (including Guaranty National and its subsidiaries) are referred to as the "Company."

     The following tables present condensed financial information showing revenues, pre-tax earnings (loss) and other financial data and ratios of the four segments for each of the three years in the period ended December 31, 1996. Identifiable assets, by segment, are included in Note O to the Consolidated Financial Statements, "Industry Segment Information."

                                                  Year Ended December 31,
                                             --------------------------------
                                                 1996       1995       1994
                                                 ----       ----       ----
                                                       (000s omitted)
REVENUES:
  Regional Operations -
    Premiums earned .......................  $  356,809   $322,098   $278,040
    Net investment income .................      38,226     35,750     29,287
    Realized investment gains .............       6,804      4,636      1,246
    Other income ..........................         176        188        239
                                             ----------   --------   --------
      Total Regional Operations ...........     402,015    362,672    308,812
                                             ----------   --------   --------

  Special Programs -
    Premiums earned .......................     462,295    426,905    413,183
    Net investment income .................      62,646     59,584     53,209
    Realized investment gains .............      11,066      7,781      2,191
    Other income ..........................      22,658     13,564        575
                                             ----------   --------   --------
      Total Special Programs ..............     558,665    507,834    469,158
                                             ----------   --------   --------

  Guaranty National Corporation -
    Premiums earned .......................     481,648          -          -
    Net investment income .................      39,439          -          -
    Realized investment gains .............       8,455          -          -
    Other income ..........................           -          -          -
                                             ----------   --------   --------
      Total Guaranty National Corporation..     529,542          -          -
                                             ----------   --------   --------
  Other ...................................       3,227      3,774      2,977
                                             ----------   --------   --------
                                             $1,493,449   $874,280   $780,947
                                             ==========   ========   ========

EARNINGS (LOSS):
  Regional Operations .....................  $   68,371   $ 57,830   $ 42,514
  Special Programs ........................      44,052     43,241     34,117
  Guaranty National Corporation ...........      35,727      4,466     11,244
                                             ----------   --------   --------
    Total property and casualty operations.     148,150    105,537     87,875
  Other ...................................     (20,794)   (17,502)   (16,329)
                                             ----------   --------   --------
                                                127,356     88,035     71,546

  Federal income taxes ....................     (32,033)   (20,413)   (16,301)
  Minority interest expense ...............      (8,692)         -          -
                                             ----------   --------   --------
    Net earnings ..........................  $   86,631   $ 67,622   $ 55,245
                                             ==========   ========   ========



     The following table sets forth, on a consolidated basis, certain insurance ratios for the Company:
                                                  Year Ended December 31,
                                             --------------------------------
                                               1996        1995        1994
                                               ----        ----        ----
  Loss and loss adjustment expenses to
    premiums earned .......................    67.9%       68.4%       72.1%
  Policy acquisition and other insurance
    expenses to premiums earned ...........    30.1        29.0        27.0
                                              -----       -----       -----
    Total before policyholders' dividends..    98.0        97.4        99.1
  Policyholders' dividends to premiums
    earned ................................     1.8         2.9         2.1
                                              -----       -----       -----
    Total after policyholders' dividends ..    99.8%      100.3%      101.2%
                                              =====       =====       =====

     One or more of Orion's insurance subsidiaries are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico and all provinces of Canada. In 1996, approximately 12.0% of the Company's consolidated direct premiums written was generated in California, 9.1% in Pennsylvania, 7.4% in New York and 6.0% in Texas. The large increase in California premiums in 1996 is from private passenger automobile coverages written by Guaranty National. Also significant in California is architects and engineers professional liability insurance. The primary line of business in Pennsylvania and Texas is workers compensation. New York's primary line is ocean and inland marine business written by McGee. The following table shows the geographical distribution of direct premiums written by the Company in 1996, 1995 and 1994, including Guaranty National's premiums for 1996:

                       Geographical Distribution of Direct Premiums Written

                                      Year Ended December 31,
                      ------------------------------------------------------
State                     1996     Pct.     1995     Pct.     1994     Pct.
-----                     ----     ----     ----     ----     ----     ----
                              (000s omitted - except for percentages)
California .........  $  171,962   12.0%  $ 45,308    5.7%  $ 60,313    8.7%
Pennsylvania .......     130,786    9.1    110,993   13.9     79,031   11.5
New York ...........     106,090    7.4     37,667    4.7     26,755    3.9
Texas ..............      84,939    6.0     62,426    7.8     53,439    7.7
All others (1) .....     937,673   65.5    542,890   67.9    471,955   68.2
                      ----------  -----   --------  -----   --------  -----
                      $1,431,450  100.0%  $799,284  100.0%  $691,493  100.0%
                      ==========  =====   ========  =====   ========  =====

(1) In 1996, no other single state or country accounts for more than 5% of total direct premiums written.

     For 1996, 28.8% of the Company's net premiums written was derived from workers compensation insurance written primarily in twenty-four states (including all states listed in the preceding table except California); 34.0% came from private passenger and commercial automobile insurance; 18.7% related to liability insurance other than automobile, primarily professional liability insurance; and 5.1% was from marine insurance coverages. No other line of business contributed in excess of 5% to 1996 net premiums written. The following table shows premiums written for the Company, including Guaranty National for 1996, net of reinsurance, by major statutory lines of business:

                                       Net Premiums Written

                                        Year Ended December 31,
                        -------------------------------------------------------
                           1996      Pct.      1995     Pct.      1994     Pct.
                           ----      ----      ----     ----      ----     ----
                                (000s omitted - except for percentages)
Workers compensation .. $  383,615   28.8%   $355,691   47.0%   $305,157   42.9%
Private passenger
  automobile ..........    307,533   23.0      33,161    4.4      62,590    8.8
Liability other than
  automobile ..........    249,425   18.7     210,679   27.8     199,214   28.0
Commercial automobile .    147,287   11.0      64,874    8.6      73,596   10.3
Marine ................     67,587    5.1      49,152    6.5      30,323    4.3
Commercial multiple
  peril ...............     46,401    3.5       5,654     .7       8,701    1.2
All others ............    132,273    9.9      38,225    5.0      32,474    4.5
                        ----------  -----    --------  -----    --------  -----
                        $1,334,121  100.0%   $757,436  100.0%   $712,055  100.0%
                        ==========  =====    ========  =====    ========  =====

                          REGIONAL OPERATIONS

     The Regional Operations segment is mainly comprised of the EBI Companies ("EBI"), which provides workers compensation insurance as well as alternative workers compensation services and related products. Through the addition of alternative products and pricing approaches, entry into new states and continued emphasis on its value-added services, EBI expects to extend the length of its client relationships and further expand its presence in the workers compensation market. EBI operates through 45 branch offices located in 24 states. Its headquarters is in Milwaukee, Wisconsin. Information about EBI is available on the Internet at http://www.ebico.com.

     EBI's net premiums written is responsible for almost all of the premium volume of the Regional Operations segment. EBI devotes substantially all of its resources to underwriting and selling workers compensation insurance products and services through independent agents and brokers. EBI's competitive edge stems from its highly service oriented approach. It ranks among the 20 largest writers of workers compensation insurance in the United States based on net premiums written.

     EBI staffs its offices with underwriters, field production representatives, claims and loss control representatives, lawyers, medical and rehabilitation experts and other technical and administrative personnel. EBI's specialized approach is founded upon a team concept under which loss control and claims management personnel have significant direct involvement in account selection and in underwriting each policy. Upon acceptance of each new account, an EBI team begins to work with the insured and its employees to identify the factors that influence their insurance costs.

     EBI's approach to underwriting is not merely to evaluate the risk but to attempt to reduce the likelihood of loss through loss control services. During the policy term, an EBI team continues to provide services designed to reduce the frequency and severity of injuries. EBI stresses the concept of "Zero Accident Culture" (registered mark), which focuses insureds on creating an accident free work environment. With a desire to influence and impact the workplace environment in order to reduce losses, EBI concentrates its effort on an ever broadening array of businesses in selected industries who can most benefit from its service-oriented approach, including manufacturers, nursing homes, hospitals, hotels, restaurants and school districts. EBI's expansion in recent years has given it a much broader base of operations. This permits EBI to fully serve companies with multi-state locations which it previously could only provide on a limited basis.

     Alternative workers compensation products and services are designed to capitalize on EBI's expertise acquired from its service oriented and team approach to traditional workers compensation. EBI applies those skills to writing workers compensation for large accounts and accounts with large deductibles. Among the alternative products EBI offers is a workers compensation excess coverage and an accompanying self-insured administration program. In addition, during 1996, EBI tested a new product in Wisconsin called Integrated Employee Benefits. The Integrated Employee Benefits program combines workers compensation, group health and group disability coverages. EBI believes it can contain group health costs by applying its distinctive workers compensation perspective and active case management techniques to a select group of clients. The product will be selectively expanded to additional states in 1997.

     A workers compensation policy obligates an insurance company to pay all compensation and other benefits for injured workers as may be required by applicable state workers compensation laws. Such benefits include, among other things, payments for medical and hospital expenses and disability and vocational rehabilitation expenses. The insurance policies currently written by EBI provide workers compensation coverage with limits of liability set by the provisions of state workers compensation laws. The benefits provided by these laws vary with the nature and severity of the injury or disease, as well as with the wage level, occupation and age of the employee. Employers liability coverage is also provided to employers who may be subject to claims for damages (not workers compensation benefits) because of an injury to a worker.

     The amount of workers compensation premiums earned is directly dependent upon wage levels as well as the number of employees on the payroll of each policyholder and the job classifications of those employees. Accordingly, premiums may be affected by the level of unemployment in general, and particularly by the level of unemployment experienced in those industries and geographic areas which represent a substantial portion of the Company's workers compensation insurance business. Premium rates are revised annually in most states in which EBI does business. EBI uses the rates and rating plans filed in the states where it does business. See "Industry Characteristics - Rates."

     EBI has recorded profitable underwriting results for the past five years which has led it to continue a plan of geographic expansion. In 1996, it added seven new branch offices and expanded into two new states. It intends to add an additional 4 to 5 offices in 1997. Always selective about the states in which it operates, EBI's expansion strategy is to anticipate reform initiatives in various states and establish a foothold in such new markets before reform benefits are realized. EBI is thus able to gain a reputation for service and effective control before such markets attract the more traditional workers compensation companies.

     Approximately 850 independent agents and brokers produced substantially all of the direct business written in 1996 by EBI. All of such agents and brokers receive commissions on the sale of insurance. No single independent agent or broker contributed more than 5% of this segment's net written premiums. The agents and brokers provide a broad range of insurance services to the public within their local areas, operate as independent contractors and generally represent other insurers as well.

                              SPECIAL PROGRAMS

     The Company's Special Programs segment is comprised of five components, all of which are concentrated in highly specialized lines of business in the property and casualty insurance field. The components are

             - DPIC Companies
             - Connecticut Specialty
             - Wm. H. McGee & Co., Inc.
             - the Company's 24.8% interest in Intercargo Corporation, and
             - the run-off operations of SecurityRe

DPIC
----
     DPIC Companies ("DPIC") writes professional liability insurance for architects, engineers, environmental consultants, accountants and lawyers. It is the second largest underwriter of architect and engineer liability insurance in North America. DPIC operates in thirteen offices throughout the United States and Canada. It has its headquarters in Monterey, California. Information about DPIC can be found on the Internet at http://www.dpic.com.

     DPIC's operations are organized to be directly aligned with its various clients. The architects and engineers underwriting unit is currently divided into three divisions: Architects, Engineers and Special (large accounts) Risks. As of July 1997, the operations will be consolidated and reorganized along geographical regions to better and more efficiently serve its clients. Each geographical unit will be staffed with underwriters and other professionals who focus on a specific discipline in their area thus enabling them to develop programs to address the unique issues facing their clients. As part of the geographical reorganization, DPIC has opened an underwriting field office in Atlanta, Georgia. At the same time, in order to cater to specific needs of architect and engineering professionals, DPIC has expanded its environmental professionals programs, its project-specific professional liability policies and now also offers general liability coverage.

     DPIC markets a program of professional liability insurance for law firms, the Lawyers Professional Liability System. The program is analogous to its architects and engineers products. In addition, DPIC writes the Accountants Professional Liability System, a program for selected medium-sized certified public accounting firms that is similar to the lawyers' program. Matching the architects, engineers and special risk divisions reorganization, the lawyers and accountants units will be consolidated and reorganized along geographic regions.

     Professional liability insurance covers liability arising out of alleged negligent performance of professional services. Underwriting and claims management require a high level of knowledge and expertise. In an attempt to limit risk exposure, DPIC's specialized underwriters evaluate a great number of factors, including the experience of an applicant firm's professional personnel, the loss history of the firm, the employees covered, the type of work performed and the firm's utilization of suggested loss prevention measures. DPIC uses a premium credit incentive program to encourage insureds to participate in its liability education programs and to use other loss prevention practices, such as "limitation of liability" clauses in contracts with its clients.

     The professional liability coverage offered by DPIC is on a "claims-made" policy form, a form which generally insures only those claims reported by the insured during the policy term. DPIC generally uses a policy form in which defense costs, primarily legal fees, are limited by their inclusion within the insured's stated policy limits. This policy form has had a favorable impact in controlling legal costs. The general liability coverage is only offered to those firms which maintain their professional liability coverage with DPIC. This is written on an occurrence basis for architectural, engineering and environmental consulting firms, although some consulting firms will only be offered claims-made coverage.

     DPIC's specialized claims staff stresses early intervention in disputes to avoid litigation whenever possible. DPIC has pioneered the use of alternative dispute resolution ("ADR") and other loss mitigation methods to promptly resolve disputes. DPIC's "Mediation Works" program has been particularly successful offering incentives to insureds who agree to mediate disputes. Currently, approximately one third of all open claims are in mediation or some other form of ADR. Additionally, DPIC has instituted a program with a selected group of its counsel network, to investigate alternative fee structures and then channeling more work to the preferred group of lawyers. We believe that the use of such methods has had a beneficial impact on DPIC's operating results.

     DPIC markets its products through 55 specialized agencies, each highly knowledgeable about risk management for the professions served and about DPIC's loss prevention programs. We believe that our "value-added" approach is the reason why DPIC has experienced a high customer retention rate (averaging over 90% for the tenth consecutive year) and why it is less vulnerable to price competition. The agents participate in continuing education programs sponsored by DPIC and are active in their clients' professional societies and associations.

Connecticut Specialty.
----------------------

     Connecticut Specialty Insurance Group, Inc. ("Connecticut Specialty") currently administers the operation of approximately 30 specialty programs written through general agents. The specialized programs include workers compensation for underground coal mines, brownwater marine insurance (generally coverage for non-ocean going vessels), professional liability, surety coverage and various auto liability coverages for the trucking industry. Connecticut Specialty serves businesses principally east of the Mississippi. Its principal offices are located in Farmington, Connecticut and it has claims offices in Georgia and Louisiana.

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

     Connecticut Specialty defines a "program" as the writing of risks in a class of business not widely pursued, utilizing forms, coverage, pricing methodologies and risk management techniques tailored to the needs of the customer. While the average program premium size is $6 million, a few programs are larger, such as long-haul and intermediate truck liability, workers compensation for underground coal mines, brownwater marine, and multi-line coverage for volunteer firefighters.

     Connecticut Specialty has formed strategic alliances with what it believes are knowledgeable and well respected general agents in the specialty insurance field. Each of its general agents has superior knowledge of its markets and has earned customer loyalty by providing quality services and support. Connecticut Specialty strives to provide its customers with services ranges from loss control expertise to administrative, actuarial and legal support, from forms and filing services to risk management analysis and reports, each in a mix that best fits a particular program or customer.

     Connecticut Specialty utilizes a profit-sharing approach in writing its special programs whereby a portion of the agent's compensation is tied to the profitability of the program. Connecticut Specialty closely monitors its programs throughout their existence to ensure that profit potential is maximized.

      The specialty nature of Connecticut Specialty's business provides some insulation against the competitive pressures of the overall insurance market. Enhanced automation designed for each general agent promotes efficiency and effectiveness for both the agent and Connecticut Specialty. This relationship with the general agent creates a competitive advantage in the insurance marketplace and also directly impacts the cost of entry by competitors.

     Connecticut Specialty is aggressively streamlining its processes and upgrading its technology in order to better serve its customer base and expand in its strongest programs.

McGee.
------

     In 1995, the Company acquired Wm. H. McGee & Co., Inc. ("McGee"), a leading ocean cargo, inland marine and commercial property insurance underwriter. McGee has been in business for over 109 years. Security Insurance Company of Hartford, a subsidiary of the Company, has been represented by McGee since 1894. McGee provides all related services in connection with this business, including policy issuance, claim settlement, accounting and placement of reinsurance. Operations are conducted in the United States, through its headquarters in New York and twenty branch offices throughout the country. Activities in Canada, Bermuda and Puerto Rico are managed by McGee's subsidiaries located in those jurisdictions and they perform substantially similar services.

     In the United States, McGee ranks among the top 10 writers of ocean cargo insurance and among the 20 largest writers of inland marine insurance. Ocean cargo insurance covers cargo against the perils of the sea and is usually broadened to include loss or damage to the goods while in transit until they arrive at the destination specified in the policy. Inland marine insurance covers property while being transported, property of a movable nature and property instrumental to transportation or communication. Some common examples of property covered by inland marine insurance are cargo being shipped by train, truck or airplane; mobile equipment; bridges and tunnels; radio and television transmitting equipment; personal jewelry and furs; art collections; livestock and medical equipment.

      Each insurer represented by McGee participates in either the United States or Canadian Inter-Office Reinsurance Agreement (the "McGee Pools"). It is through these underwriting pooling agreements that premiums and risk are allocated among the various insurers. The insurers participating in the McGee Pools and the percentage allocated to each insurer is reviewed and revised annually. The current pool participants have an average tenure of 48 years. Security is a participant in both the United States and Canadian pools. For the year ending December 31, 1996, McGee underwrote approximately $210 million premiums on behalf of the insurers participating in the McGee Pools. The Company's participation in the United States pool was 37%, 14.5% and 7% in 1996, 1995 and 1994, respectively. Participation in the Canadian pool was approximately 49% in 1996, 15% in 1995 and 10% in 1994. The Company will increase its rate of participation in the McGee Pools for 1997 to 52% in the United States and 60.5% in Canada.

     McGee excels at providing innovative coverages that respond to the often distinctive exposures of the property being insured. McGee's strategy is to identify and serve those clients which require strong technical problem solving and risk management support. McGee's strong underwriting and claim capabilities allow it to tackle unusual risks, such as armored car and jewelry store chains, bringing a highly specialized resource to those markets.

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


Intercargo Corporation.
-----------------------

     The Special Programs segment also includes the Company's 24.8% interest in Intercargo Corporation ("Intercargo"). Intercargo is an insurance holding company whose subsidiaries specialize in international trade and transportation coverages. Its principal product lines are U.S. customs bonds and marine cargo insurance sold to importers and exporters through customs brokers and other service firms engaged in the international shipment of goods. Intercargo operates as an independent entity and a pro rata share of any profit or loss is reflected in the Company's consolidated financial statements, based on the Company's equity interest in Intercargo.


SecurityRe Companies.
---------------------

     In November 1996, the Company exited the assumed reinsurance business and sold for cash the ongoing business of its subsidiary, Security Reinsurance Company ("SecurityRe"). The Company may receive an additional cash payment depending upon the amount of actual renewals obtained by the purchaser. SecurityRe underwrote a diverse book of primarily casualty business, using reinsurance intermediaries, with exposures largely concentrated in the domestic market. SecurityRe's premiums in recent years had been principally concentrated in the treaty segment reinsuring small to medium-sized regional and specialty companies in various lines of business (primarily automobile and commercial coverages). Facultative coverage was provided on an excess of loss basis for casualty and property exposures. Generally, the largest net amount insured by SecurityRe was $1,000,000. As a result of the sale, SecurityRe discontinued writing business. The Company kept the reserves of approximately $108 million with respect to the outstanding business and will continue to manage the settlement of claims arising out of that business.

                         GUARANTY NATIONAL CORPORATION

     The Company participates in nonstandard business and personal automobile insurance and surplus lines insurance through its interest in Guaranty National Corporation ("Guaranty National") and its subsidiaries (collectively, "Guaranty National Companies"). Based in Englewood, Colorado, the Guaranty National Companies underwrite and sell specialty property and casualty coverages which are not readily available in traditional insurance markets. Guaranty National is a publicly held company with its stock listed on the New York Stock Exchange. Information about Guaranty National Companies can be found on the Internet at http://www.gnic.com.

     Approximately 84% of the Guaranty National Companies' net premiums written during 1996 was derived from writing personal and commercial automobile insurance. Other types of insurance products sold by Guaranty National Companies are general liability, standard multi-peril, umbrella,
excess insurance and property.   Guaranty National Companies have historically
focused their operations on the nonstandard markets. Nonstandard risks require specialized underwriting, claims management and other skills and experience. However, approximately 9 percent of the Guaranty National Companies' net premiums written consists of standard commercial coverage.

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

     Guaranty National Companies' personal lines unit principally writes nonstandard automobile insurance, insurance (i) for drivers usually unacceptable to other insurers for, among other reasons, adverse driving or accident history, age or vehicle type, or (ii) for customers who can only afford a low down payment or are transitioning from an uninsured to an insured status. This insurance coverage is sold primarily in the State of California and the Rocky Mountain and Pacific Northwest regions, and in general, is sold through approximately 8,900 independent agents located in 28 states.

     Guaranty National Companies' commercial lines unit writes commercial automobile insurance, which covers policyholders such as local and intermediate trucking, garages, used car dealers, public and private livery, and artisan contractors. Other commercial lines of coverage include property (for example, motor-truck cargo), general liability (for example, contractors and fuel-convenience stores), standard umbrella insurance, standard commercial packages and other commercial coverages.

     The nonstandard commercial lines business primarily offers commercial coverages for transportation risks, regional programs, specialized coverages for small to medium-sized businesses, and umbrella coverages for a broad range of organizations. This nonstandard commercial business is written through 69 general agents and various brokers throughout the United States except for some Northeastern states. These general agents specialize in particular types of risks and/or geographical locations. Guaranty National Companies' objective for its nonstandard commercial business is to maintain long-term. mutually profitable relationships with a small number of select general agents who follow strict underwriting guidelines.

     Guaranty National Companies also markets, through Intercon General Agency, Inc., collateral protection insurance, primarily insuring automobiles pledged as security for loans for which the borrower has not maintained physical damage coverage as required by the lender. Such business represents 15% of Guaranty National Companies' gross written premiums for 1996. Information about Intercon can be found on the Internet at http://www.gniccp.com.

    In 1995, Guaranty National acquired all the capital stock of Viking Insurance Holdings, Inc. ("Viking"). Viking is the parent company of Viking Insurance Company of Wisconsin and other affiliated companies which specialize in providing nonstandard personal automobile insurance. The Viking acquisition has enabled the Guaranty National Companies to change its business mix, expand its personal lines business into new territories, strengthen personal lines market share in existing states, and provide flexibility in marketing Guaranty National Companies' personal lines products. In 1996, the Guaranty National Companies and Viking personal lines business were integrated into one unit.

     Overall, Guaranty National Companies seeks to distinguish itself from its personal lines competitors by providing a superior, highly automated and responsive level of service to its agents and insureds. In addition to high quality service, the Guaranty National Companies' personal lines business unit provides ease of payment for insureds through low monthly installments.

     In underwriting nonstandard automobile risks, the Guaranty National Companies sets premium rates which are substantially higher than standard rates. Policy coverage periods are generally one or six months on personal automobile policies. Commercial policy coverage periods are generally one year. Collateral protection policy coverage periods generally range from one month to one year, although some policies are issued for the term of the underlying loan. The business of the Guaranty National Companies is not materially dependent upon any single customer, group of customers, or group of agents.

     Customer service and policy processing operations are a critical part of the personal lines business unit. Operation centers are currently located in Freeport, Illinois; Denver, Colorado; Salt Lake City, Utah; and Salem, Oregon. Multiple locations in multiple time zones contribute to efficient volume routing, as well as providing a convenient disaster recovery mechanism. In the customer service area, use of the Interactive Voice Response system permits efficient, automated answering of routine agent and customer questions.

     Colorado Casualty Insurance Company ("CCIC"), an insurance subsidiary of Guaranty National Companies, writes primarily standard commercial lines business. CCIC writes small, standard commercial package policies. The standard commercial business is primarily written in the Rocky Mountain region, but has recently expanded to states outside of the Rocky Mountain region, mainly in the southeast region of the United States. CCIC has been successful in serving a niche market of approximately 600 small to medium retail agents. In addition, CCIC utilizes seven general agents as branch offices.

     The Company owns 81% of Guaranty National Corporation. Prior to July 1996, the Company owned slightly less than 50% of Guaranty National, but during that month the Company bought 4,600,000 additional shares at $18.50 per share in a public tender offer. Later in July the Company purchased 120,000 shares in the open market at $14.50 per share. The total cost of the new shares was $88,206,000 which was paid in cash. The Company's greater ownership of Guaranty National allows it to become more involved in its strategic management. Also, Guaranty National is now included in the Company's consolidated federal income tax return.

     Guaranty National and its subsidiaries have entered into a series of agreements with the Company. One of these agreements is a shareholder agreement pursuant to which the Company has the right to designate four members of Guaranty National's board, including the Chairman of the Board, for so long as the Company beneficially owns 30% or more of Guaranty National. Currently, five of the eleven Guaranty National board of directors also serve on the Company's board of directors. Also, a senior officer of the Company serves on Guaranty National's board. Under the shareholder agreement, the Company also has a right until November 1997 to require Guaranty National to register under the Securities Act of 1933, all or part of the shares of common stock the Company owns.

     In addition, in the ordinary course of business, the Company's insurance subsidiaries and the Guaranty National Companies entered into certain reinsurance agreements and a trade name agreement. Orion and Guaranty National have signed an investment management agreement pursuant to which most of the Guaranty National Companies' investment portfolio, including that of Viking (other than short-term investments and a portion of its equity securities portfolio), is managed by Orion's investment managers (under the direction and supervision of Guaranty National). Orion was paid a fee of $650,000 in 1996 under the agreement.

                      INSURANCE INDUSTRY CHARACTERISTICS

Loss Reserves
-------------

     The Company establishes reserve liabilities for reported losses, incurred but not reported ("IBNR") losses, and claim settlement and administration expenses. Reserves for reported losses and loss adjustment expenses are estimates of the ultimate costs of claims reported to the Company but not settled. IBNR loss reserves are estimates for both unreported claims and additional development of previously reported claims. Reserves are based on the circumstances surrounding each claim, the Company's historical experience with losses arising from claims not yet reported and the particular experience associated with the line of business and type of risk involved. Consideration is also given to expected changes in costs for property, repairs to property, medical care, litigation and other legal costs, and vocational rehabilitation. The Company regularly monitors the factors affecting its reserves to better control claim costs, which also provides a base of information to reevaluate reserve estimates. The reserve estimates are regularly reviewed and adjusted to consider all pertinent information as it becomes available. Such reevaluation is a normal, recurring activity that is inherent in the process of loss reserve estimation.

     Several methods are used for reviewing reserves, including paid and incurred loss development, and incurred claim counts and average claim costs. These methods can be subject to variability in reserve estimation for a number of reasons, including improved claims department operating procedures and accelerated claims settlement due to the use of alternate dispute resolution and expedited resolution of civil suits in litigation. Other factors that are analyzed and are considered in the determination of loss reserves include (i) claim emergence and settlement patterns and changes in these patterns from year to year, (ii) trends in the frequency and severity of paid and incurred losses, (iii) changes in policy limits and changes in reinsurance coverages,
(iv) changes in the mix and classes of business, and (v) changes in claims handling procedures.

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

Accident Year Loss and Loss Adjustment Expense Analysis
-------------------------------------------------------

     Accident year is a period of exposure that is used to accumulate loss and loss adjustment experience by the year in which an incident giving rise to a claim occurs. Accident year information is used for loss reserving and in establishing premium rates. The accident year loss experience is updated in subsequent calendar years until all losses and loss adjustment expenses related to that given accident year have been settled. Accident year loss ratio relates losses associated with incidents giving rise to claims occurring within a given calendar year to premiums earned during the same calendar year. Presented below are loss reserve development tables for the five years ended December 31, 1996 prepared in accident year format.

     For each accident year, the following table presents premiums earned, and the provision for loss and loss adjustment expenses as a percentage of premiums earned (the "loss ratios") as established in the initial accident year and cumulative as of December 31, 1996:
                                            Loss and Loss Adjustment
                                               Expense Development
                                         -------------------------------
Accident            Premiums
  Year               Earned              Initial              Cumulative
--------            --------             -------              ----------
                 (000s omitted)
1992              $  560,205               71.0%                 68.5%
1993                 617,404               70.4                  69.4
1994                 691,223               69.6                  70.2
1995                 749,003               66.8                  68.0
1996               1,300,752               67.2                     -

     The table set forth below indicates premiums earned, the cumulative loss ratio for each accident year, the ratio of policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio"), the ratio of policyholders' dividends to premiums earned (the "policyholders' dividend ratio") and the total of the ratios (the "combined ratio") at December 31, 1996:

Accident   Premiums      Loss        Expense     Policyholders'    Combined
  Year      Earned       Ratio        Ratio      Dividend Ratio     Ratio
--------   --------      -----       -------     --------------    --------
        (000s omitted)
1992     $  560,205       68.5%        27.3%           2.4%          98.2%
1993        617,404       69.4         26.8            2.0           98.2
1994        691,223       70.2         27.0            2.1           99.3
1995        749,003       68.0         29.0            2.9           99.9
1996      1,300,752       67.2         30.1            1.8           99.1



Calendar Year Loss Reserve Analysis
-----------------------------------

     An analysis of the Company's calendar year loss and loss adjustment expense reserves, net of reinsurance, is presented in the following table.
The current year provision for 1996 includes favorable loss development for Guaranty National of $995,000 and current year payments for 1996 include
$144,775,000 attributable to periods prior to the consolidation of Guaranty
National's results in the Company's financial statements.

                                                Year Ended December 31,
                                         ------------------------------------
                                            1996         1995         1994
                                            ----         ----         ----
                                                    (000s omitted)
Beginning of year .....................  $  993,978   $  891,542   $  830,805
Consolidation of Guaranty National
  reserves ............................     286,339            -            -
                                         ----------   ----------   ----------
                                          1,280,317      891,542      830,805
                                         ----------   ----------   ----------
Provision:
  Current year ........................     874,123      500,514      480,826
  Prior years .........................       8,869       11,719       17,297
                                         ----------   ----------   ----------
                                            882,992      512,233      498,123
                                         ----------   ----------   ----------
Payments:
  Current year ........................     499,176      146,540      134,120
  Prior years .........................     295,713      263,257      303,266
                                         ----------   ----------   ----------
                                            794,889      409,797      437,386
                                         ----------   ----------   ----------
End of year ...........................  $1,368,420   $  993,978   $  891,542
                                         ==========   ==========   ==========
     Cumulative reserve development for the Company's majority-owned insurance subsidiaries (including Guaranty National for 1996) as of December 31, 1996
for the calendar years 1992 through 1996 is shown in the table that follows:

                                           December 31,
                    ----------------------------------------------------------

                       1992        1993        1994        1995        1996
                       ----        ----        ----        ----        ----
                                          (000s omitted)
Gross liability ..  $1,081,396  $1,140,403  $1,181,329  $1,274,982  $1,785,664
  Reinsurance
  recoverable ....     335,098     309,598     289,787     281,004     417,244
                    ----------  ----------  ----------  ----------  ----------
Net liability ....  $  746,298  $  830,805  $  891,542  $  993,978  $1,368,420
                    ==========  ==========  ==========  ==========  ==========
Gross re-estimated
  liability ......  $1,091,963  $1,133,514  $1,184,498  $1,280,118  $        -
Re-estimated
  recoverable ....     290,799     278,165     281,530     277,271           -
                    ----------  ----------  ----------  ----------  ----------
Net re-estimated
  liability ......  $  801,224  $  855,349  $  902,968  $1,002,847  $        -
                    ==========  ==========  ==========  ==========  ==========
Gross deficiency..  $  (68,898) $  (25,856) $  (15,597) $   (5,136) $        -
                    ==========  ==========  ==========  ==========  ==========

                                       -21

     Cumulative reserve development, net of reinsurance, for the Company's majority-owned insurance subsidiaries (including
Guaranty National for 1996) as of December 31, 1996 for the calendar years 1986 through 1996 is shown in the table that follows:

December 31,            1986      1987      1988      1989      1990      1991     1992     1993     1994      1995      1996
--------------------    ----      ----      ----      ----      ----      ----     ----     ----     ----      ----      ----
                                                                    (000s omitted)
Net liability for
  unpaid loss and
  loss adjustment
  expenses..........  $359,623  $401,677  $520,304  $602,519  $595,455  $668,467 $746,298 $830,805 $891,542 $  993,978 $1,368,420

Paid (cumulative)
  as of:
  One year later ....  211,102   178,100   236,657   281,224   261,464   240,318  249,583  303,266  263,257    295,713          -
  Two years later....  320,000   318,883   403,147   438,250   408,624   378,524  429,501  445,369  434,672          -          -
  Three years later..  409,019   414,616   488,397   526,235   493,218   484,335  514,172  543,687        -          -          -
  Four years later ..  468,971   457,182   544,449   581,880   567,068   540,325  577,547        -        -          -          -
  Five years later ..  494,838   490,973   582,527   633,413   605,039   580,117        -        -        -          -          -
  Six years later ...  518,397   515,478   624,415   660,648   629,654         -        -        -        -          -          -
  Seven years later..  537,567   551,055   643,447   676,869         -         -        -        -        -          -          -
  Eight years later..  566,205   563,977   653,826         -         -         -        -        -        -          -          -
  Nine years later ..  576,116   577,818         -         -         -         -        -        -        -          -          -
  Ten years later ...  585,487         -         -         -         -         -        -        -        -          -          -
Net liability
  reestimated as of:
  One year later ....  434,056   469,137   573,632   647,585   657,100   694,948  770,590  848,102  903,261  1,002,847          -
  Two years later ...  486,631   504,814   624,337   695,154   685,692   714,953  782,348  854,998  902,969          -          -
  Three years later..  517,476   548,883   658,024   722,626   705,516   732,047  785,995  855,349        -          -          -
  Four years later ..  557,124   568,114   687,818   741,789   741,096   744,251  801,224        -        -          -          -
  Five years later ..  577,977   597,103   705,475   770,359   756,522   763,658        -        -        -          -          -
  Six years later ...  604,056   610,086   733,836   788,288   786,616         -        -        -        -          -          -
  Seven years later..  611,108   637,322   747,525   812,440         -         -        -        -        -          -          -
  Eight years later..  633,723   651,402   771,372         -         -         -        -        -        -          -          -
  Nine years later ..  650,303   677,310         -         -         -         -        -        -        -          -          -
  Ten years later ...  677,387         -         -         -         -         -        -        -        -          -          -

Net deficiency ...... (317,764) (275,633) (251,068) (209,922) (191,161)  (95,192) (54,926) (24,544) (11,426)    (8,869)         -


     The preceding loss reserve development tables indicate the aggregate year-end liability for loss and loss adjustment expenses net of reinsurance, the cumulative amounts paid attributable to those reserves through December 31, 1996, the re-estimate of the aggregate liability as of December 31 of each subsequent year and the cumulative development of prior years' reserves. Information is also provided on a gross basis for 1992 through 1996. Consistent with industry practice, certain claims for long-term disability workers compensation benefits are carried at discounted values. At December 31, 1996 and 1995, long-term disability workers compensation loss reserves are carried at $54,832,000 and $56,603,000, respectively, in the consolidated financial statements at net present value using a statutory interest rate of 3.5%.

     The Company's IBNR loss and loss adjustment expense reserves and other bulk reserves for losses and loss adjustment expenses for which claim files have not been established, net of reinsurance, were $753,638,000, $508,872,000 and $438,194,000 as of December 31, 1996, 1995 and 1994, respectively. The increase in IBNR for 1996 includes $195,345,000 from the consolidation of Guaranty National's reserves.

     During 1996, the Company strengthened loss reserves and experienced development for prior years' business of $8,869,000. Adverse development for various pools and associations (other than from the McGee operations), reinsurance and certain program business in 1996 was partly offset by favorable development from workers compensation and professional liability for architects and engineers. Adverse development relating to the Company's pools and associations business is based on their experience, which is generally recorded as the information is reported to the Company. The development from reinsurance relates to the Company's assumed reinsurance business. In 1996 the Company sold the renewal book of business of its reinsurance operations. The favorable development from the workers compensation and professional liability lines of business is the result of continued improvement from the application of loss prevention and loss control procedures.

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

     The following table presents the differences between loss and loss adjustment expense reserves reported in the consolidated financial statements in accordance with generally accepted accounting principles ("GAAP"), and those reported in the combined annual statement filed with state insurance departments in accordance with statutory accounting practices ("SAP"):

                                                     December 31,
                                                ----------------------
                                                   1996        1995
                                                   ----        ----
                                                    (000s omitted)
Liability on SAP basis ......................   $1,363,741  $1,002,864
  Estimated salvage and subrogation
    recoveries recorded on a cash basis for
    SAP in 1995 and on an accrual basis for
    GAAP ....................................            -     (10,381)
  GAAP Reinsurance payable included in SAP
    reserves ................................       (5,928)     (7,774)
  Foreign subsidiary reserves ...............       10,607       9,269
                                                ----------  ----------
Liability on GAAP basis, net of reinsurance..    1,368,420     993,978
Reinsurance on GAAP reserves ................      417,244     281,004
                                                ----------  ----------
Liability on GAAP basis .....................   $1,785,664  $1,274,982
                                                ==========  ==========

Investments
-----------
     The Company derives a significant part of its income from its investments. The investment portfolio of the Company's insurance subsidiaries must comply with applicable insurance laws and regulations of the respective states in which such companies are domiciled and other jurisdictions in which they conduct business. Neither Orion nor any of its non-insurance subsidiaries is constrained by investment restrictions set forth in state insurance laws.

     The Company maintains a diversified portfolio representing a broad spectrum of industries and types of securities. Investments are managed to achieve a superior total return after taxes, while maintaining a proper balance of safety, liquidity, maturity and marketability. Investments are made based on long-term economic value rather than short-term market conditions. Approximately 50% of the Company's fixed maturity portfolio is invested in tax advantaged securities at December 31, 1996. Except for investments in securities of the United States Government and its agencies, the Company did not have any other investments in any one issuer that exceeded $25,000,000 at December 31, 1996.

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

     The following table shows the composition of the investment portfolio of the Company as of December 31, 1996 and 1995, and the quality ratings for the Company's fixed maturity investments. The investments shown below are listed at their cost, market value and financial statement (book) values.

December 31, 1996          Cost            Market Value         Book Value
-----------------   ------------------  ------------------  ------------------
                             (000s omitted - except for percentages)
Fixed Maturities:
  AAA ............. $  610,930   27.7%  $  622,076   26.9%  $  618,338   26.8
  AA ..............    369,190   16.8      385,071   16.6      381,548   16.5
  A ...............    170,853    7.8      176,308    7.6      175,896    7.6
  BBB .............    133,756    6.1      137,135    5.9      136,894    5.9
  BB ..............     76,156    3.5       77,348    3.3       77,348    3.4
  B and Below .....    102,080    4.6      107,122    4.6      107,122    4.6
  Not Rated .......     33,688    1.5       35,003    1.5       35,003    1.5
                    ----------  -----   ----------  -----   ----------  -----
    Sub-total .....  1,496,653   68.0    1,540,063   66.4    1,532,149   66.3
Equity Securities..    288,070   13.1      361,593   15.6      361,593   15.7
Other Long Term
  Investments .....     90,129    4.1       90,144    3.9       90,129    3.9
Short Term
  Investments .....    325,896   14.8      325,896   14.1      325,896   14.1
                    ----------  -----   ----------  -----   ----------  -----
                    $2,200,748  100.0%  $2,317,696  100.0%  $2,309,767  100.0%
                    ==========  =====   ==========  =====   ==========  =====

December 31, 1995          Cost            Market Value         Book Value
-----------------   ------------------  ------------------  ------------------
                             (000s omitted - except for percentages)
Fixed Maturities:
  AAA ............. $  403,434   26.5%  $  421,737   26.1%  $  415,460   25.9%
  AA ..............    232,810   15.3      248,478   15.4      244,607   15.3
  A ...............    148,950    9.8      155,697    9.7      154,801    9.7
  BBB .............     90,132    5.9       94,231    5.8       94,182    5.9
  BB ..............     55,602    3.7       55,432    3.4       55,352    3.4
  B and Below .....     47,024    3.1       46,945    2.9       47,005    2.9
  Not Rated .......     35,225    2.3       36,631    2.3       36,631    2.3
                    ----------  -----   ----------  -----   ----------  -----
    Sub-total .....  1,013,177   66.6    1,059,151   65.6    1,048,038   65.4
Equity Securities..    257,378   16.9      304,885   18.9      304,885   19.0
Other Long Term
  Investments .....     62,925    4.2       62,925    3.9       62,925    3.9
Short Term
  Investments .....    187,013   12.3      187,013   11.6      187,013   11.7
                    ----------  -----   ----------  -----   ----------  -----
                    $1,520,493  100.0%  $1,613,974  100.0%  $1,602,861  100.0%
                    ==========  =====   ==========  =====   ==========  =====

                               Year Ended December 31,
                               -----------------------
                                  1996         1995
                                  ----         ----
Yield on average
  investments:
  Pre-tax .........               6.9%         7.1%
                                  ===          ===
  After-tax .......               5.4%         5.5%
                                  ===          ===


    Included in other long-term investments on December 31, 1996 were investments in limited partnerships carried at $87,637,000. The assets of these partnerships are managed by outside entities. Individual partnerships may invest in a variety of investment vehicles, including but not limited to U.S. and foreign bonds and equities, both public and private, and real estate. Such partnerships are carried at the Company's interest in the underlying net assets of the limited partnerships. The Company's portion of the partnerships' earnings or losses are recorded in net investment income in the Company's statement of earnings. Net investment income from these partnerships was $15,954,000 (including $3,528,000 of earnings from partnerships in which Guaranty National invested), $9,065,000 and $555,000 for 1996, 1995 and 1994, respectively.

     The Company strives to enhance the average return of its portfolio by investing a small percentage of it in a diversified group of non-investment grade fixed maturity securities, or securities that are not rated. In the non-investment grade segment of the investment portfolio, the Company maintains a high degree of diversity, with an average investment per issuer of approximately $1,535,000 at December 31, 1996.

     The Company closely monitors the financial stability of issuers of securities that it owns. When conditions are deemed appropriate, the Company ceases to accrete discount, or accrue interest and dividends. In cases where the value of investments are deemed to be other than temporarily impaired, the Company recognizes losses. During 1996 provisions for such losses were $315,000 for equity securities and $1,119,000 for fixed maturity investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Investment Income and Realized Investment Gains."

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

     The Company's insurance subsidiaries have reinsurance protection for workers compensation losses in excess of $1,500,000 up to $100,000,000. DPIC has reinsurance for 85% of losses from architect and engineer liability in excess of $1,000,000 up to $5,000,000. Most of the Company's program business is protected by per event coverage for 85% of losses over $1,000,000 up to $5,000,000 and 100% of losses above $5,000,000 up to $10,000,000. Certain commercial auto and general liability program policies are also reinsured for losses in excess of $500,000 up to $1,000,000. Guaranty National has coverages for losses above $300,000 to $600,000, up to $6,000,000 per occurrence, and an additional layer of coverage for 95% of losses from $6,000,000 up to $20,000,000. In addition to the foregoing, the Company's insurance subsidiaries also maintain other reinsurance arrangements in support of their specific business needs.

Government Regulation
---------------------

     The Company's insurance subsidiaries, in common with those of other insurance companies, are subject to comprehensive regulation by insurance authorities. In particular, the Company is subject to regulation by the insurance departments of the states of incorporation of all of the Company's insurance subsidiaries. These states include California, Connecticut, Colorado, Oklahoma, Texas and Wisconsin . All insurance companies must file annual statements and other reports with state regulatory agencies and are subject to regular and special examinations by those agencies. A regular periodic examination of the Company's insurance subsidiaries, covering their operations and statutory financial statements are conducted on a regular basis by the state of domicile of each insurance company. The last periodic examinations of the Company's wholly-owned pooled insurance subsidiaries were completed for the period ending December 31, 1991 and a regulatory examination for all other insurance subsidiaries were completed for various periods, all ending December 31, 1993. No significant adjustments resulted from the examinations of any of the Company's subsidiaries. A regular periodic examination covering the Company's wholly-owned insurance operations for the three year period ended December 31, 1994 by the Insurance Department of Connecticut is currently in process.

     Each of the Company's insurance subsidiaries is also subject to regulation by other jurisdictions in which it sells insurance, including Puerto Rico, certain Canadian provinces and Bermuda. States regulate the insurance business through supervisory agencies which have broad administrative powers, including powers relating to, among other things

       - the standards of solvency which must be met and maintained;
       - the licensing of insurers and their agents;
       - restrictions on the amount of risk which may be insured under a single policy;
       - the approval of premium rates;
       - the form and content of the insurance policy and sales literature;
       - the form and content of financial statements;
       - reserve requirements;
       - the imposition of monetary penalties for rules violation; and
       - the nature of and limitations on permitted investments.

In general, such regulations are for the protection of policyholders rather than stockholders.

    In some instances, particularly in connection with workers compensation insurance, various states routinely require deposits of assets for the protection of policyholders and their employee claimants located in those states. As of December 31, 1996 and 1995, securities representing approximately 10% and 15%, respectively, of the book value of the Company's investment portfolio were on deposit with various state treasurers or custodians. Such deposits consist of securities of the types which comply with standards established by each state.

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

     Other states, in addition to an insurance company's state of domicile, may regulate affiliated transactions and the acquisition of control of licensed insurers. The State of California, for example, presently treats certain insurance subsidiaries of the Company which are not domiciled in

California as though they were domestic insurers for insurance holding company purposes. Such subsidiaries are required to comply with the holding company provisions of the California Insurance Code, certain of which provisions may be more restrictive than the comparable laws of the insurance company's state of domicile.

     All state jurisdictions in which the Company is authorized to transact business require participation in guaranty funds. Insurers authorized to transact business in those jurisdictions can be assessed by a state guaranty fund a percentage (usually from 1% to 2%) of direct premiums written in that jurisdiction each year to pay claims on behalf of insolvent insurers. The likelihood and amount of any future assessment cannot be estimated until after an insolvency has occurred. For the years ended December 31, 1996 and 1995 the Company's insurance subsidiaries were assessed approximately $543,000 and $222,000, respectively (net of estimated future recoveries) as a result of known insolvencies. Insurance companies are required by certain states in which they do business to participate in automobile insurance plans and workers compensation plans. These plans provide insurance on risks which are not written in the voluntary market. Participation in these plans has usually been unprofitable for the Company.

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

     The National Association of Insurance Commissioners ("NAIC") and state regulators are re-examining existing laws and regulations relating to the solvency of insurers. The NAIC has adopted risk based capital ("RBC") requirements for property and casualty insurers. RBC refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business is used to determine the minimum statutory capital requirement for the insurer. The statutory capital of each of the Company's active insurance subsidiaries at December 31, 1996 exceeds the RBC requirements.

     Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. There are various current, proposed and tabled federal measures which may significantly affect the Company's insurance business, including, among other proposals:

          - Superfund reform;
          - tort liability reform, including limitation on punitive damages and "loser pays" litigation expense costs;
          - regulatory reform concerning financial services modernization;
          - revocation of the antitrust exemption provided by the McCarran-Ferguson Act and the ensuing federal regulation of the business of insurance; and
          - suggested changes of the nation's health care system that, if enacted, might negatively affect the Company's workers compensation and automobile liability businesses

The economic and competitive effects of any such proposals upon the Company would depend upon the final form such legislation might take. The Company is unable to predict what regulatory proposals may be adopted in the future or the effect any such proposals might have on the Company's businesses if adopted.

Limitations on Payments from Insurance Subsidiaries
---------------------------------------------------

     The principal sources of cash available to Orion are dividends, reimbursement of various administrative charges, and tax payments from its subsidiaries. The payment of dividends to Orion by its insurance subsidiaries is subject to state regulation. No state restricts dividend payments by Orion or Guaranty National to its stockholders.

     The ability of the Company's insurance subsidiaries to declare dividends is governed primarily by the insurance laws of such subsidiaries state of incorporation. Generally, such laws currently provide that, unless prior approval is obtained, dividends of a property and casualty insurance company in any consecutive 12-month period shall not exceed the greater of its net income for the preceding calendar year or 10% of its policyholders' surplus as of the preceding December 31, determined on a statutory accounting basis. Dividends and distributions by the Company's insurance subsidiaries are also subject to a requirement that statutory policyholders' surplus be reasonable in relation to outstanding liabilities and adequate to meet the companies' financial needs following the declaration of any dividends or distributions. State insurance regulators, however, have broad discretionary authority with respect to approving the payment of dividends by insurance companies. Under current regulations, the maximum dividends permitted at December 31, 1996 for the ensuing twelve months, without prior approval, aggregated $102,138,000, including $25,307,000 from subsidiaries of Guaranty National. Orion received $35,286,000 in the aggregate in dividends from its subsidiaries in 1996.
Since it is difficult to predict future levels of statutory policyholders' surplus or earnings, the amount of dividends that could be paid in the future without prior approval cannot be determined at this time.

Rates
-----

     The Company's insurance subsidiaries are generally subject to regulation as to rates. Most states have insurance laws requiring that rate schedules and other information be filed with or made available to the state's regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may, in most states, disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard assumed and size of risk. Subject to regulatory requirements, the Company's management determines the prices charged for its policies based on a variety of factors including recent historical claims experience, inflation, competition, tax law and anticipated changes in the legal environment, both judicial and legislative. Methods for arriving at rates vary by type of business, exposure assumed and size of risk. Underwriting profitability is affected by the accuracy of these assumptions, by the willingness of insurance regulators to approve changes in those rates which they control and by such other matters as underwriting selectivity and expense control.

     Some states have adopted open rating systems for workers compensation which permit insurers to set premium rates independently without the prior approval of the insurance commissioners. A number of other states permit insurers to deviate from standard rates for workers compensation insurance after receiving prior approval. In insuring professional liability risks DPIC is generally not limited to the standard rates of a rating organization but establishes its own rates because of the unique nature of the risks being underwritten. Ocean marine insurance rates are exempt from regulation. Nonstandard and special risks, including nonstandard automobile insurance rates, are generally not limited to the standard rates of national rating bureaus. The Guaranty National Companies are permitted to file rates which are usually higher than those charged for standard risks, reflecting the higher probability of loss. Several states have recently adopted laws or their legislatures are considering proposed laws which, among other things, limit the ability of insurance companies to effect rate increases and to cancel, reduce or not renew coverage with respect to existing policies, particularly personal auto insurance.

Competition
-----------

     The insurance industry is highly competitive. Over 3,200 property and casualty insurance companies write business in the United States, but most of the business is written by about 900 companies. No single company or group has more than 10% of the market. The Company's insurance subsidiaries are in competition with numerous stock and mutual property and casualty insurance companies, as well as state run workers compensation insurance funds, many of which are substantially larger and have significantly greater resources than the Company. Guaranty National limits its business to the relatively small market for nonstandard lines of insurance, and more recently to standard lines of commercial insurance in a limited geographical area.

     Competition may take the form of lower premiums, specialized products, more complete and complex product lines, greater pricing flexibility, superior service, different marketing methods, higher policyholder dividend rates or better agent compensation. Superior service and marketing methods are of particular importance in workers compensation. Competition might also come from service organizations which administer self-insured workers compensation programs.

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

Rating
------

     A.M. Best Company rates the Company's wholly-owned active insurance subsidiaries "A (Excellent)," and it rates Guaranty National Insurance Company and its subsidiaries as "A (Excellent)" and Viking Insurance Company of Wisconsin and its affiliate as "A- (Excellent)." In general, A.M. Best Company's ratings are based on an analysis of the financial condition and operation of an insurance company as it relates to the industry. These ratings are not primarily designed for investors and do not constitute recommendations to buy, sell or hold any security. A.M. Best Company has upgraded the ratings of the Company's wholly-owned subsidiaries three times in the last seven years.

     Management believes that a significant change in its A.M. Best ratings could affect the business of the subsidiary where ratings were altered, including its relationship with its independent agents, positive in the case of an upgrade or negative in the case of a downgrade.

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

ITEM 2. PROPERTIES

     The Company's executive office is located at 600 Fifth Avenue, New York, New York. Other executive offices and the home office of the wholly-owned insurance operations of the Company is located in Farmington, Connecticut.
The Company's New York executive office facilities consist of approximately 12,000 square feet and are leased at an average annual rental, over ten years, of $465,000. The Farmington office consists of approximately 140,000 square feet and is leased at an annual rental of $4,310,000. DPIC owns its office building, which consists of approximately 42,000 square feet, in Monterey, California. The Guaranty National Companies owns facilities in Englewood, Colorado; Madison, Wisconsin; Salem, Oregon; and Freeport, Illinois. Those facilities consist, in the aggregate, of approximately 272,000 square feet.

     All of the other insurance operations of the Company are conducted from leased premises in or adjacent to major urban centers throughout the United States, Puerto Rico, Canada and in Bermuda. These operations, in the aggregate, occupy approximately 623,000 square feet, at an annual rental of approximately $11,540,000.

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

      W. Marston Becker, Chairman and Chief Executive Officer of Orion since January 1, 1997; Vice Chairman of the Board from March 8, 1996 to December 31, 1996; Senior Vice President of Orion and President and Chief Executive Officer of the DPIC Companies and Senior Vice President of the Orion Capital Companies ("OC Companies") since July 1994; President and Chief Executive Officer of McDonough Caperton Insurance Group, an insurance brokerage firm, from March 1987 to July 1994; age 44.

     Jonathan H. Gice - Vice President of Orion since January 1, 1997; President and Chief Executive Officer of EBI since July 1996; President of EBI from March 1996 to July 1996; Executive Vice President of EBI from November 1994 to March 1996; Senior Vice President of EBI from April 1993 to November 1994; and Vice President, Claims of EBI from September 1989 to April 1993; age 46.

     Stephen M. Mulready - Vice President of Orion since January 1, 1997; President of Connecticut Specialty since November 1996; Senior Vice President
- Strategic Underwriting and Product Development of Travelers/Aetna Property Casualty Corporation from January 1996 to November 1996; Senior Vice President
- National Commercial Accounts of Aetna Life & Casualty from 1994 to 1996; Vice President, Field Operations - National Commercial Accounts of Aetna Life & Casualty from 1991 to 1994; age 47.

     Thomas M. Okarma - Vice President of Orion since January 1, 1997; President and Chief Executive Officer of DPIC Companies since July 1996; Chief Claims Officer of DPIC Companies from December 1995 to June 1996; President of Professional Concepts Insurance Agency and Executive Vice President of AVA Insurance Agency Inc. from February 1984 to November 1995; age 47.

     Vincent T. Papa, Senior Vice President of Orion since January 1, 1997; Vice President and Treasurer of Orion from June 1985 to December 31, 1996; Chairman of McGee since September 1995; Senior Vice President of OC Companies since March 1987 and Treasurer from December 1990 to March 1996; age 50.

     Daniel L. Barry, Senior Vice President and Chief Financial Officer of Orion since January 1, 1997; Vice President and Controller of Orion from October 1987 to December 31, 1996; Vice Chairman of SecurityRe Inc. from 1989 to March 1997; Senior Vice President of OC Companies since January 1989; Controller of OC Companies from October 1986 to December 31, 1996; age 46.

     Raymond W. Jacobsen, Senior Vice President of Orion since July 1994; Vice President of Orion from March 1990 to July 1994; Chairman of EBI since July 1996; President and Chief Executive Officer of EBI from June 1, 1993 to July 1996; Acting President and Chief Executive Officer of Connecticut Specialty from October 1995 to November 1996; Executive Vice President of EBI from December 1989 to May 1993; Senior Vice President of the OC Companies since March 1990; age 44.

      Michael P. Maloney, Senior Vice President, General Counsel and Secretary of Orion since January 1, 1997; Vice President, General Counsel and Secretary from August 1979 to December 31, 1996; Senior Vice President of OC Companies since March 1987; age 52.

    Raymond J. Schuyler, Senior Vice President and Chief Investment Officer of Orion since January 1, 1997; Vice President-Investments from June 1984 to December 31, 1996; Senior Vice President of OC Companies since March 1986; age 61.

     Angelica T. Cantlon, Vice President of Orion since January 1, 1997; Vice President - Human Resources of OC Companies since October 1994; Director - Human Resources of Avon Products from 1985 to 1994; age 45.

     Robert T. Claiborne - Vice President, Portfolio Manager and Director of Research of Orion since January 1, 1997; Assistant Vice President and Portfolio Manager, Director of Research from March 1994 to December 31, 1996; Investment Analyst from September 1990 to March 1994; age 41.

    Claudia F. Lindsey - Vice President of Orion since January 1, 1997; Vice President - Business Development of the OC Companies since September 1996; President of Strategic Marketing & Research, Inc. from 1995 to 1996; Vice President of Anthem Financial from 1994 to 1995; Managing Partner & Chief Financial Officer of McDonough Caperton Insurance Group from 1985 to 1994; age 41.

     Victor L. Matthews - Vice President and Controller of Orion since January 1, 1997; Assistant Vice President and Assistant Controller from July 1990 to December 31, 1996; age 40.

     William G. McGovern, Vice President and Chief Actuary of Orion since March 1990; Senior Vice President and Chief Actuary of OC Companies since October 1989; age 44.

     Craig A. Nyman - Vice President and Treasurer of Orion since January 1, 1997; Assistant Vice President and Assistant Treasurer from June 1988 to December 31, 1996; Vice President and Treasurer of OC Companies since March 1996; Vice President and Assistant Treasurer of OC Companies from January 1991 to March 1996; age 41.

    David B. Semeraro - Vice President of Orion since January 1, 1997; Vice President and Chief Information Officer of OC Companies since April 1996; Vice President - Business & Technology Solutions of Connecticut Mutual Life Insurance Company from November 1990 to April 1996; age 49.

     Kevin W. Sullivan - Vice President and Assistant Chief Investment Officer of Orion since January 1, 1997; Assistant Vice President and Assistant Chief Investment Officer from 1989 to December 31, 1996; age 41.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

          (a) Principal Market. The principal market on which Orion's Common Stock is traded is the New York Stock Exchange.

          (b) Stock Price and Dividend Information. The table below presents the high and low market prices and dividend information for Orion's Common Stock for 1996 and 1995.
                                                         Cash
                                      Stock Prices     Dividends
                                      High     Low     Declared
                                      ----     ---     ---------
1996:
Quarter Ended December 31........   $63.00   $50.25      $ .28
Quarter Ended September 30.......    51.875   47.875       .25
Quarter Ended June 30............    51.00    42.625       .25
Quarter Ended March 31...........    47.75    42.50        .25
                                                         -----
    Total........................                        $1.03
                                                         =====

1995:
Quarter Ended December 31........   $45.125  $39.875     $ .23
Quarter Ended September 30.......    45.25    38.375       .23
Quarter Ended June 30............    40.25    34.50        .20
Quarter Ended March 31...........    37.875   34.25        .20
                                                         -----
    Total........................                        $ .86
                                                         =====

     Cash dividends have been paid on Orion's Common Stock in every quarter since the fourth quarter of 1978, when dividends were first commenced.

     (c) Approximate Number of Holders of Common Stock. The number of holders of record of Orion's Common Stock as of March 19, 1997 was 1,836.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes information with respect to the operations and financial condition of Orion and its subsidiaries.  Common stock and per common share data have been restated to give effect to the 5-for-4 stock split paid on November 15, 1993.
All of Orion's $1.90 Preferred Stock, $2.125 Preferred Stock and Adjustable Rate Preferred
Stock were converted into common stock or redeemed during 1992 and 1993.  The Company owned slightly less than 50% of Guaranty National until the Company increased its ownership to 81% in July 1996.  Guaranty National is included in the financial statements of the Company on a consolidated basis for all of 1996.  For 1992 through 1995 the
Company's investment in Guaranty National was accounted for using the equity method.  The
Company's consolidated financial statements and related notes thereto are furnished under
Item 8 of this report.
                                  1996        1995        1994        1993        1992
                                  ----        ----        ----        ----        ----
                                         (000s omitted-except for per share data)
Year ended December 31:
  Total revenues ............. $1,493,449  $  874,280  $  780,947  $  720,155  $  647,718
  After-tax investment gains .     13,687       7,708       2,427       5,888       3,113
  Operating earnings .........     72,944      59,914      52,818      51,100      42,679
  Earnings before cumulative
    effect of change in
    accounting principles and
    extraordinary loss .......     86,631      67,622      55,245      56,988      45,792
  Net earnings................     86,631      67,622      55,245      68,813      42,872
  Operating earnings per
    common share .............       5.25        4.22        3.68        3.47        3.33
  Earnings per common share
    before cumulative effect
    of change in accounting
    principles and
    extraordinary loss .......       6.24        4.77        3.85        3.88        3.62
  Net earnings per common
    share.....................       6.24        4.77        3.85        4.69        3.35
  Dividends declared -
    Adjustable rate preferred
      share ..................          -           -           -        1.10        4.16
    $1.90 preferred share ....          -           -           -           -        1.43
    $2.125 preferred share ...          -           -           -         .12       2.125
    Common share .............       1.03         .86         .76         .68         .60
  Weighted average number of
    common shares and
    equivalents outstanding...     13,894      14,187      14,348      14,598      10,914

As of December 31:
  Total cash and investments.. $2,321,374  $1,606,445  $1,325,241  $1,328,969  $1,169,379
  Total assets ...............  3,464,357   2,473,588   2,112,761   2,117,454   1,937,408
  Total policy liabilities ...  2,304,402   1,596,033   1,450,835   1,412,285   1,326,872
  Notes payable and debentures    310,904     209,148     152,382     160,372     129,863
  Adjustable rate preferred
    stock.....................          -           -           -           -      18,705
  Minority interest...........     45,231           -           -           -           -
  Stockholders' equity .......    576,733     490,903     365,088     394,195     311,287
  Common shares outstanding...     13,769      13,953      14,041      14,372      13,100
  Book value per common share. $    41.89  $    35.18  $    26.00  $    27.43  $    21.48

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Orion Capital Corporation ("Orion") and its majority-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The Company reports its insurance operations in three segments - Regional Operations, Special Programs and Guaranty National Corporation. Regional Operations provides workers compensation insurance products through EBI Companies. Special Programs includes (i) DPIC Companies ("DPIC"), which markets professional liability insurance, (ii) Connecticut Specialty, which writes specialty insurance programs, (iii) Wm. H. McGee & Co., Inc. ("McGee"), an underwriting management company that specializes in ocean marine, inland marine and commercial property insurance and (iv) a 24.8% interest in Intercargo Corporation ("Intercargo") which underwrites insurance coverages for international trade. The third segment, Guaranty National Corporation, ("Guaranty National"), specializes in nonstandard commercial and personal automobile insurance. The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment.

     On July 2, 1996, the Company completed a tender offer for 4,600,000 shares of Guaranty National common stock. Together with the open-market purchase of 120,000 additional shares on July 17, 1996, the Company has increased its ownership of Guaranty National from 49.5% to 81.0%. The aggregate purchase price, including expenses, of approximately $88,206,000 was paid in cash. The Company increased its investment in Guaranty National as management believes it will provide a favorable investment return. The Company's increased ownership percentage allows the Company's management to become more involved in setting the strategic direction of Guaranty National. It will also allow the inclusion of Guaranty National in Orion's consolidated federal income tax return.

     The purchases of Guaranty National shares were recorded as of June 30, 1996. All revenues and expenses of Guaranty National for 1996 have been consolidated with those of the Company, and minority interest expense has been recorded for the portion of Guaranty National's 1996 earnings that was attributable to the shares not owned by the Company. For 1994 and 1995 the Company's investment in Guaranty National was accounted for using the equity method.

     On June 30, 1995, Orion purchased all of the capital stock of McGee for $22,000,000 in cash. McGee specializes in underwriting ocean marine, inland marine and property insurance through an underwriting pool in the United States and one in Canada. The business is written by McGee on behalf of the
insurance companies that comprise the pools.   Orion's subsidiary, Security
Insurance Company of Hartford, which has been a pool member for over 100 years, is a member of both the United States and Canadian pools. The Company's participation in the United States pool was 7%, 14.5% and 37% in 1994, 1995 and 1996, respectively. Participation in the Canadian pool was 10% in 1994, 15% in 1995 and approximately 49% in 1996. The Company has agreed to increase its rate of participation for 1997 to 52% in the United States and 60.5% in Canada.

     The Company's insurance operations have experienced favorable trends for the past several years, as indicated by its combined ratio which has improved from 105.4% in 1992 to 103.2% in 1993, 101.2% in 1994, 100.3% in 1995 and
99.8% in 1996. Operating earnings (earnings after taxes, excluding the effects of the adoption of new accounting principles, extraordinary items and after-tax realized investment gains) were $72,944,000, $59,914,000 and $52,818,000, or $5.25, $4.22 and $3.68 per share, in 1996, 1995 and 1994, respectively, based on weighted average shares outstanding of 13,894,000 in 1996, 14,187,000 in 1995 and 14,348,000 in 1994. For the five year period ended December 31, 1996, the Company's return on equity from operating earnings averaged 14.3% per year.

RESULTS OF OPERATIONS

     Earnings (loss) by segment before federal income taxes and minority interest expense are summarized as follows for the three years in the period ended December 31, 1996:

                                              Year Ended December 31,
                                        -----------------------------------
                                          1996         1995         1994
                                          ----         ----         ----
                                                  (000s omitted)
Regional Operations ..................  $ 68,371     $ 57,830     $ 42,514
Special Programs .....................    44,052       43,241       34,117
Guaranty National Corporation ........    35,727        4,466       11,244
                                        --------     --------     --------
    Total ............................   148,150      105,537       87,875
Other ................................   (20,794)     (17,502)     (16,329)
                                        --------     --------     --------
                                        $127,356     $ 88,035     $ 71,546
                                        ========     ========     ========

REVENUES

Premiums

     Net premiums written increased 76.1% ($576,685,000) to $1,334,121,000 in
1996 from $757,436,000 in 1995 and 6.4% ($45,381,000) in 1995 from
$712,055,000 in 1994. The consolidation of Guaranty National increased the Company's 1996 net premiums written by $491,232,000. The results by segment are as follows:

  - Regional Operations' net premiums written increased 6.1% ($20,443,000) to $353,041,000 in 1996 from $332,598,000 in 1995 and 18.9% ($52,860,000) in
     1995 from $279,738,000 in 1994. The premiums written increases were primarily attributable to EBI's program of selective geographic expansion and penetration, which included the opening of 18 branch offices in 1995 and 1996. The offices were opened in territories where the Company believes it will benefit from its service oriented approach. The increases were partially offset by the impact of legislative reforms in certain states which have led to an increasingly competitive workers compensation insurance marketplace with lower premium rates and a concomitant decrease in commission expenses as well as a reduction in losses.

- Special Programs' net premiums written increased 15.3% ($65,010,000) to $489,848,000 in 1996 and decreased 1.7% ($7,479,000) to $424,838,000 in
     1995 from $432,317,000 in 1994. Net premiums written by DPIC for professional liability insurance, the largest special program, were $195,546,000, $184,130,000 and $173,205,000 in 1996, 1995 and 1994,
     respectively. The premium increases of 6.2% in 1996 and 6.3% in 1995 (15.4% excluding a $13,704,000 premium refund received in 1994 from the discontinuation of a reinsurance contract) reflect both new business and a continuation of a high level of policy renewals in a very competitive market. Premium volume for Connecticut Specialty increased 28.0% ($47,037,000) to $215,299,000 in 1996 and decreased 8.3% ($15,165,000) to
     $168,262,000 in 1995 from $183,427,000 in 1994.  Connecticut Specialty's premiums were increased in both 1996 and 1995 from greater participation in the underwriting pools managed by McGee and from increased premiums written in low exposure professional liability programs. The increase in 1996 was also impacted by higher retention for most programs after a change in reinsurance in May 1996, and offset in part by lower premiums from other marine coverages. The decrease in 1995 resulted from the cancellation in the second half of 1994 of a personal injury protection program in Florida and an automobile physical damage program in Texas, where the Company had unfavorable loss experience. The percentage of treaty and facultative reinsurance assumed to total net premiums written for this segment amounted to 16.1%, 17.1% and 17.5% in 1996, 1995 and 1994, respectively. In November 1996, the Company sold the renewal book of business of its reinsurance operations in order to concentrate on businesses where the Company can better service specialized niche markets.

- Guaranty National's net premiums written of $491,232,000 for 1996 have been included in the Company's financial statements. Net premiums written for Guaranty National were $397,899,000 in 1995. Guaranty National's net premiums written for its personal lines, commercial lines, and collateral protection unit increased 30.4%, 5.9% and 46.3%, respectively, for 1996 as compared to 1995. The increase for personal lines was the result of Guaranty National's acquisition of Viking Insurance Company of Wisconsin ("Viking") in July 1995. Commercial lines premium increases, which resulted from the expansion of automobile physical damage and property programs, were partially offset by a planned reduction in commercial automobile liability premiums. The increase in the collateral protection unit was primarily due to two new products, automobile financing GAP and mortgage fire insurance.

     Premiums earned increased 73.7% ($551,749,000) to $1,300,752,000 in 1996 from $749,003,000 in 1995 and 8.4% ($57,780,000) in 1995 from $691,223,000 in
1994. The 1996 increase was attributable to the inclusion of Guaranty National's premiums earned of $481,648,000, as well as the recognition in income of increased premium writings from other operations.

Net Investment Income

     Pre-tax net investment income amounted to $145,391,000, $99,040,000 and $84,915,000 in 1996, 1995 and 1994, respectively. The pre-tax yields on the average investment portfolio were 6.9% in 1996, 7.1% in 1995 and 6.5% in 1994, with after-tax yields of 5.4%, 5.5% and 5.0%, respectively. Net investment income increased in 1996 by the inclusion of Guaranty National's net investment income of $40,089,000, as well as by increased earnings on a higher investment base, notwithstanding a growing portfolio of lower yielding tax-advantaged securities and the cash outlay to acquire Guaranty National common stock. The year-to-year changes in net investment income also reflect increases in equity earnings from limited partnership investments of $6,889,000 from 1995 to 1996 and $8,510,000 from 1994 to 1995. Approximately one-half of the 1996 increase in limited partnership earnings is attributable to the inclusion of Guaranty National's partnership earnings. Earnings from limited partnership investments can vary considerably from year-to-year. However, the Company's long-term experience with these investments has been quite favorable. The increase in net investment income for 1995 is also attributable to a higher average portfolio yield on a higher investment base. Net investment income was increased in both years by income generated from the deployment of operating cash flow of $167,741,000 in 1996 and $148,017,000 in 1995. The carrying value of the Company's investment portfolio amounted to $2,309,767,000 at December 31, 1996 and $1,602,861,000 at December 31, 1995.

     Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value. The carrying value of fixed maturity and short-term investments amounted to $1,858,045,000 and $1,235,051,000 at December 31, 1996 and 1995, respectively, or approximately 80.0% and 76.9% of the Company's cash and investments.

     The Company's investment philosophy is to achieve a superior rate of return after taxes, while maintaining a proper balance of safety, liquidity, maturity and marketability. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At December 31, 1996 and 1995, the Company's investment in non-investment grade and unrated fixed maturity securities were carried at $219,473,000 and $139,075,000, respectively. The 1996 increases reflect the inclusion of Guaranty National's portfolio. These investments represented a total of 9.5% and 8.7% of cash and investments and 6.3% and 5.6% of total assets at December 31, 1996 and 1995, respectively.

     The Company monitors the financial condition of the issuers of securities that it owns. When conditions are deemed appropriate, the Company ceases to accrete discount, or accrue interest and dividends, and, in cases where the value of such investments is deemed to be other than temporarily impaired, recognizes losses. The Company's non-investment grade investments are highly diversified, with an average investment per issuer of approximately $1,535,000 at December 31, 1996. Only one non-investment grade investment of $12,415,000 was in excess of $10,000,000 at December 31, 1996.

Realized Investment Gains

     Net realized investment gains amounted to $24,180,000 in 1996, $11,885,000 in 1995 and $3,437,000 in 1994. Sales of equity securities resulted in net gains of $22,428,000, $16,531,000 and $3,845,000 and sales of fixed maturities resulted in net gains (losses) of $2,067,000, $(311,000) and $723,000 in 1996, 1995 and 1994, respectively. Realized investment gains were reduced by provisions for losses on securities deemed to be other than temporarily impaired. These provisions amounted to $315,000 in 1996, $285,000 in 1995 and $381,000 in 1994 for equity securities and $1,119,000, $4,050,000 and $750,000 in 1996, 1995 and 1994, respectively, for fixed maturity investments. Such provisions, based on available information at the time, were made in consideration of the decline in the financial condition of the issuers of these securities.

     The performance of the Company's investments, including net investment income, net realized gains (losses) and unrealized appreciation (depreciation) is as follows for the three most recent years:

                                                  Year Ended December 31,
                                             --------------------------------
                                               1996        1995        1994
                                               ----        ----        ----
                                                      (000s omitted)
Net investment income .....................  $145,391    $ 99,040    $ 84,915
                                             --------    --------    --------
Net realized gains (losses):
  Fixed maturities ........................     2,067      (4,361)        (27)
  Equity securities .......................    22,113      16,246       3,464
                                             --------    --------    --------
                                               24,180      11,885       3,437
                                             --------    --------    --------
Net unrealized appreciation (depreciation):
  Fixed maturities ........................   (16,414)     89,932     (92,325)
  Equity securities .......................    18,461      34,002     (18,827)
                                             --------    --------    --------
                                                2,047     123,934    (111,152)
                                             --------    --------    --------
                                             $171,618    $234,859    $(22,800)
                                             ========    ========    ========

     Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors. At December 31, 1996 the Company held equity securities with unrealized appreciation of $73,523,000, and the market value of the fixed maturities portfolio exceeded amortized cost by $43,410,000. Such amounts can vary significantly depending upon fluctuations in the financial markets. Equity securities had unrealized appreciation of $18,461,000 for 1996, even after taking $22,428,000 of realized gains, which was largely offset by the impact of a rise in the interest rates resulting in unrealized depreciation of $16,414,000 for fixed maturities. The rise in market values during 1995 is primarily attributable to the decline in interest rates during the year. The average maturity of the Company's fixed maturities has not varied significantly in recent years.

EXPENSES AND OTHER

Operating Ratios

     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company:
                                                 Year Ended December 31,
                                             -------------------------------
                                               1996        1995        1994
                                               ----        ----        ----
  Loss and loss adjustment expenses .......    67.9%       68.4%       72.1%
  Policy acquisition and other insurance
    expenses ..............................    30.1        29.0        27.0
                                              -----       -----       -----
    Total before policyholders' dividends .    98.0        97.4        99.1
  Policyholders' dividends ................     1.8         2.9         2.1
                                              -----       -----       -----
    Total after policyholders' dividends ..    99.8%      100.3%      101.2%
                                              =====       =====       =====

     The ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") was 67.9%, 68.4% and 72.1% in 1996, 1995 and 1994, respectively.
The decreases in the 1996 and 1995 loss ratios were attributable to improvements in both the Regional Operations and Special Programs segments, offset in part by the consolidation of Guaranty National in 1996. The Company's efforts to reduce its loss costs have had a very positive impact on the Company's profitability.

     The loss ratio for Regional Operations was 58.8% in 1996, 62.4% in 1995 and 67.1% in 1994. The improvement in the loss ratio for Regional Operations results from the very favorable loss development and loss experience achieved by EBI through its service oriented approach of working with its customers to prevent losses and reduce claim costs. EBI has also had growth in high-deductible policies where experience has been favorable.

     Special Programs' loss ratio was 72.6% in 1996, 72.9% in 1995 and 75.4% in 1994. The improvement in the 1996 loss ratio for this segment is primarily attributable to a lower loss ratio for Connecticut Specialty, both from the change in its reinsurance during 1996 and the impact on 1995 results of certain cancelled programs which had unfavorable loss experience in 1995 and 1994. These improvements were offset in part by reserve strengthening for the Company's pools and associations and reinsurance businesses and higher initial reserving for DPIC in 1996. The decrease in the 1995 loss ratio for this segment was primarily the result of favorable loss experience for DPIC and the cancellation of the personal injury protection and automobile physical damage Connecticut Specialty programs.

     Guaranty National's loss ratio for its personal lines book of business improved to 71.3% for 1996 from 78.6% for 1995. The commercial lines loss ratio also improved to 72.1% in 1996 from 78.0% in 1995. The lower loss ratios for 1996 are primarily attributable to Guaranty National having significantly strengthened its loss reserves for both personal and commercial lines in 1995 in response to adverse claim trends during 1995. Also during 1996, personal lines experienced lower claims severity and commercial lines had lower overall claims severity and frequency.

     The ratio of deferred acquisition costs and other insurance expenses to premiums earned (the "expense ratio") was 30.1%, 29.0% and 27.0% in 1996, 1995 and 1994, respectively. The increases in the expense ratio are attributable to the Company's continued investment in building its loss prevention and claims management competencies as well as the costs of opening EBI offices in new territories. The increase for 1996 was also the result of the change in Connecticut Specialty's reinsurance, providing for lower ceding commissions, and the consolidation of Guaranty National. The 1994 expense ratio reflects a low level of assessments from certain assigned risk pools. The ratio of policyholders' dividends to premiums earned (the "dividend ratio") was 1.8%, 2.9% and 2.1% in 1996, 1995 and 1994, respectively. The decrease in the dividend ratio for 1996 results from the consolidation of premiums from Guaranty National, which does not have participating policies. The increase in the dividend ratio for 1995 is reflective of the lower loss ratios on workers compensation insurance coverages. The Company's combined ratio was 99.8% in 1996, 100.3% in 1995 and 101.2% in 1994.

     Provisions for losses and loss adjustment expenses include development of loss and loss adjustment expense reserves relating to prior accident years, which increased the calendar year combined ratio by .7 percentage point in 1996, 1.6 percentage points in 1995 and 2.5 percentage points in 1994. The loss ratios were adversely affected by loss development in the pool and association and reinsurance businesses, as well as from discontinued lines and certain program business. This adverse development was reduced for 1994 through 1996 by favorable development in the workers compensation insurance and professional liability lines of business from the improved application of loss prevention and loss control procedures.

     The Company's environmental claims principally relate to asbestos and hazardous waste, arising from certain liability business written prior to the mid 1980's, which business was never a major element of the Company's operations. Environmental claims are also received from certain reinsurance pools and associations where reserves are established based on information reported to the Company by the managers of those pools and associations. The Company discontinued its participation in these reinsurance pools and associations in the mid 1980's.

     Establishing reserve liabilities for environmental claims is subject to significant uncertainties that make reserve estimation difficult. Legal decisions have tended to expand insurance coverage beyond the intent of the policies. The disposition of such claims often requires lengthy and costly litigation. Uncertainties as to required clean-up remedies and difficulties in identifying the responsible parties add further to the complexity of reserve estimation for these claims. In recent years, the Company has intensified its efforts to settle and close environmental claims. To help minimize the cost of losses and claims, the Company maintains a dedicated environmental claims staff which administers and continually evaluates each claim and its defense and settlement possibilities. In 1996 (including Guaranty National), 1995 and 1994, the Company paid $4,771,000, $5,675,000 and $7,233,000, respectively, for the costs of defending and settling such claims. Payments in 1996, 1995 and 1994 related to 160, 213 and 292 claims, respectively, for the Company's direct business. Claim counts have been aggregated by year of coverage for each occurrence for which policyholders are being defended, and often include numerous claimants.

     As of December 31, 1996 and 1995, the Company has environmental claims-related loss and loss adjustment expense reserves, net of reinsurance recoverables, of $57,028,000 (including Guaranty National) and $34,559,000, respectively, which include 632 and 474 claims, respectively, for direct business written by the Company. In estimating liabilities for environmental-related claims, the Company considers all pertinent information as it becomes available.

     Management believes that the Company's reserves for loss and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred. However, there can be no assurance that changes in loss trends will not result in additional development of prior years' reserves in the future. Variability in claim emergence and settlement patterns and other trends in loss experience can result in future development patterns different than expected. The Company believes that any such development will continue at the low levels experienced in recent years, considering actions that have been taken to increase reserving levels, improve underwriting standards and emphasize loss prevention and control. The Company's loss ratios in recent years, including development of prior years' losses, have compared favorably with loss ratios experienced by the industry.

     The Company limits both current losses and future development of losses by ceding business to reinsurers. The Company continually monitors the financial strength of its reinsurers and, to the Company's knowledge, has no material exposure with regard to potential unrecognized losses due to reinsurers having known financial difficulties.

Interest Expense

     Interest expense was $24,687,000 in 1996, $15,943,000 in 1995 and
$13,597,000 in 1994, increasing 54.8% in 1996 and 17.3% in 1995.  Interest expense increased in 1996 from the inclusion of interest on Guaranty National's $100,000,000 bank debt, and increased in both 1995 and 1996 due to higher average debt outstanding after the issuance of $100,000,000 of Senior Notes by Orion on July 17, 1995, offset in part by the repayment of Orion's bank debt at that time.

Other Expenses

     Other expenses were $42,932,000, $24,740,000 and $7,862,000 in 1996, 1995 and 1994, respectively. The increases in both other income and other expenses for 1996 and 1995 are primarily attributable to the inclusion of McGee's pool management revenue and expenses after it was acquired by the Company on June 30, 1995.

Equity in Earnings of Affiliates

     Equity in earnings of affiliates for 1996 consists of a loss of $389,000 recorded from the Company's investment in Intercargo. The Company records its share of Intercargo's results in the subsequent quarter, and the loss for 1996 reflects a loss reported by Intercargo in the fourth quarter of 1995.
Earnings of $1,038,000 and $342,000 were recorded from the Intercargo investment in 1995 and 1994, respectively. In 1995 and 1994 Guaranty National was a non-majority owned affiliate of the Company and was therefore accounted for using the equity method. Included in equity in net earnings of affiliates from Guaranty National were $4,466,000 in 1995 and $11,244,000 in 1994.

Guaranty National became a majority-owned subsidiary in July 1996, and its results have been consolidated in the Company's financial statements for all of 1996. Minority interest expense of $8,692,000 was recorded for the after-tax portion of Guaranty National's 1996 earnings attributable to stockholders of Guaranty National other than the Company.

     In June 1995 Guaranty National sold 1,550,000 shares of its common stock in an offering under Regulation S of the Securities Act of 1933, as amended, at a net offering price of $15.76 per share. The Company converted $20,896,000 of Guaranty National subordinated notes it held into 1,326,128 shares of Guaranty National common stock at the net price received by Guaranty National from the offering. The sale of stock and conversion of the subordinated notes increased the stockholders' equity of Guaranty National and facilitated the procurement of bank financing for Guaranty National's acquisition of Viking in July 1995.

Earnings Before Federal Income Taxes and Minority Interest Expense

     Earnings before federal income taxes and minority interest expense were $127,356,000, $88,035,000 and $71,546,000 for 1996, 1995 and 1994,
respectively. The increases in pre-tax earnings of 44.7% and 23.0% for 1996 and 1995 reflect improvement in insurance operations profitability of $27,026,000 and $8,041,000 and increases in realized investment gains of $12,295,000 and $8,448,000, respectively.

Federal Income Taxes

     Federal income taxes on pre-tax operating results and the related effective tax rates amounted to $32,033,000 (25.2%), $20,413,000 (23.2%) and
$16,301,000 (22.8%) in 1996, 1995 and 1994, respectively.  The Company files consolidated federal income tax returns. The Company's effective tax rates for 1996, 1995 and 1994 are less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities.

     In October 1996 the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns through 1992. As described in previously issued financial statements of the Company, certain tax benefits from tax attributes existing at the date of the Company's reorganization in 1976 were not recognized pending completion of the IRS examination. Accordingly, the Company recorded a credit to capital surplus in 1996 for tax benefits of $11,900,000 with respect to the 1976 reorganization. The recording of this credit had no impact on the Company's earnings.

     The liability for deferred taxes established by the Company through June 30, 1996 for its share of Guaranty National's undistributed earnings has been reversed, resulting in a reduction of $21,547,000 in the amount of goodwill recorded from the purchase of Guaranty National shares, with no effect on net income.

Earnings Per Common Share

     Primary earnings per common share amounted to $6.24 in 1996, $4.77 in 1995 and $3.85 in 1994. Fully diluted earnings per share is not presented as dilution is less than three percent for all periods.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities increased $19,724,000 to $167,741,000 in 1996 from $148,017,000 in 1995 and increased $29,238,000 in
1995 from $118,779,000 in 1994. The increase for 1996 is attributable to including Guaranty National's cash flow in the Company's consolidated financial statements. The increase in operating cash flow for 1995 was the result of an increase in premiums collected, net investment income received and lower paid losses, offset in part by higher payments for policy acquisition costs and federal income taxes. Cash flow for 1995 included a disbursement of $7,800,000 under a retrospectively rated program written by DPIC. In 1994 operating cash flow included a $10,223,000 receipt from DPIC's discontinuation of a reinsurance contract.

     Cash used in investment activities decreased $56,079,000 to $132,369,000 in 1996 from $188,448,000 in 1995 and increased $102,263,000 in 1995 from
$86,185,000 in 1994. Cash is used in investment activities primarily for purchases of investments. The purchases are funded by maturities and sales of investments, as well as by the net cash from positive operating cash flows after cash provided by or used in financing activities. In July 1996 the Company purchased Guaranty National common stock for cash of approximately $88,206,000, including expenses. In June 1995 Orion paid $22,000,000 in cash plus acquisition costs to acquire McGee.

     Cash used in financing activities was $27,336,000 for 1996. Cash of $37,778,000 was provided by financing activities in 1995 and cash of $32,582,000 was used in 1994. Orion borrowed $12,000,000 under its bank line of credit in June 1995 to finance part of the McGee acquisition. In July 1995 Orion issued $100,000,000 of senior debt and repaid all of its outstanding bank debt. Cash used in financing activities includes dividend payments, debt repayments and payments related to the Company's common stock repurchase program. Orion increased the quarterly dividend rate on its common stock by 11.1% and 15.0% in the third quarters of 1994 and 1995, respectively, and by an additional 8.7% and 12.0% in the first and fourth quarters of 1996, respectively.

     Orion's uses of cash consist of debt service, dividends to stockholders and overhead expenses. These cash uses are funded from existing available cash, financing transactions and receipt of dividends, reimbursement of overhead expenses and amounts in lieu of federal income taxes from Orion's insurance subsidiaries. Orion received $35,286,000, $30,546,000 and $30,013,000 in dividends, $7,410,000, $6,232,000 and $5,735,000 for overhead expenses and federal tax payments of $7,455,000, $4,500,000 and $6,000,000 from its insurance subsidiaries in 1996, 1995 and 1994, respectively. Payments of dividends by Orion's insurance subsidiaries must comply with insurance regulatory limitations concerning stockholder dividends and capital adequacy. State insurance regulators have broad discretionary authority with respect to limitations on the payment of dividends by insurance companies. Limitations under current regulations are well in excess of Orion's cash requirements.

     Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $293,477,000 and $123,457,000 at December 31, 1996 and 1995, respectively.
Orion's insurance subsidiaries had consolidated policyholders' surplus of $670,572,000 on a combined basis with Guaranty National at December 31, 1996 and $521,510,000 including the market value of the Company's investment in Guaranty National at December 31, 1995, and statutory operating leverage ratios of net premiums written to policyholders' surplus of 2.0:1 and 1.5:1 at December 31, 1996 and 1995, respectively.

     On July 17, 1995, Orion issued 7 1/4% Senior Notes due 2005 with a face value of $100,000,000 in a public offering pursuant to a shelf registration filed with the Securities and Exchange Commission in 1994. The senior notes issued are non-callable to maturity, and were sold at 99.23% of par to yield 7.36% per annum. The net proceeds from the offering were $98,113,000, of which $46,500,000 was used to repay all of Orion's debt under its bank loan agreement.

     The terms of Orion's indentures for its $100,000,000 of 7 1/4% Senior Notes due 2005 and its $110,000,000 of 9 1/8% Senior Notes due 2002 limit the amount of liens and guarantees by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes. Management does not believe that these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At December 31, 1996 the Company was in compliance with the terms of its senior note indentures. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

     On June 2, 1995 Guaranty National entered into a $110,000,000 credit agreement (the "Credit Agreement") with several participating banks. The Credit Agreement provides for an unsecured reducing revolving credit facility, which was used to fund the Viking acquisition, to retire the outstanding balance of $29,000,000 under Guaranty National's previous revolving line of credit, and for working capital and general corporate purposes. As of December 31, 1996, the outstanding loan balance under the Credit Agreement was $100,000,000, with an interest rate of 6.24%. Principal payments are due beginning April 15, 1999, until the loan is retired in 2002. Guaranty National has two interest rate swap agreements with banks which effectively change the interest rate exposure on $80,000,000 of the loan to a fixed rate of approximately 6.3% through March 16, 1998. Guaranty National is in compliance with the various covenants and restrictions in the Credit Agreement.

     The Company repurchased 241,114 shares, 173,181 shares and 442,327 shares of its common stock at an aggregate cost of $11,148,000, $7,183,000 and $13,745,000 in 1996, 1995 and 1994, respectively. The Company's remaining stock purchase authorization from its Board of Directors amounted to $4,514,000 at December 31, 1996.

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

     On January 13, 1997 Orion issued $125,000,000 of 8.73% Junior Subordinated Debentures due January 1, 2037 to Orion Capital Trust I, a Delaware statutory business trust sponsored by Orion. Orion Capital Trust I then sold $125,000,000 of 8.73% Capital Securities which mature on January 1, 2037 (the "Capital Securities") in a private placement. The net proceeds from the sale of the Capital Securities will be used for general corporate purposes. The Capital Securities are subordinate to all liabilities of the Company, and may be redeemed without premium on or after January 1, 2007. Orion agreed to register the Capital Securities under the Securities Act of 1933, and has accordingly filed a registration statement with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

     All statements made in this Annual Report that do not reflect historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) medical cost inflation; (vii) increases in the cost of property repair; (viii) the number of new and renewal policy applications submitted to the Company; and
(ix) other factors over which the Company has little or no control. The Company disclaims any obligation to update or to publicly announce the impact of any such factors or any revisions to any forward looking statements to reflect future events or developments.

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

     The Audit and Information Services Committee of the Board of Directors is comprised of independent directors, and has general responsibility for oversight of financial controls and audit activities of the Company and its subsidiaries. The Audit and Information Services Committee, which reports to the Board, annually reviews the qualifications of the independent auditors and meets periodically with them, the internal auditors and management to review the plans and results of the audits. Both internal and independent auditors have free access to the Audit and Information Services Committee, without members of management present, to discuss the adequacy of the system of internal controls and any other matters which they believe should be brought to the attention of the Committee.




W. Marston Becker                             Daniel L. Barry
Chairman & Chief Executive Officer            Chief Financial Officer

INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Orion Capital Corporation
New York, New York

     We have audited the accompanying consolidated balance sheets of Orion Capital Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at
Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orion Capital Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Hartford, Connecticut
February 14, 1997

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (000s omitted)

                                     ASSETS
                                                            December 31,
                                                     -------------------------
                                                         1996           1995
                                                         ----           ----
Investments:
  Fixed maturities at amortized cost (market
    $334,755 - 1996 and $276,282 - 1995) ..........  $  326,841     $  265,169

  Fixed maturities at market (amortized cost
    $1,169,812 - 1996 and $748,008 - 1995) ........   1,205,308        782,869

  Common stocks at market (cost $136,631 - 1996
    and $108,211 - 1995) ..........................     209,281        158,895

  Non-redeemable preferred stocks at market (cost
    $151,439 - 1996 and $149,167 - 1995) ..........     152,312        145,990

  Other long-term investments .....................      90,129         62,925

  Short-term investments ..........................     325,896        187,013
                                                     ----------     ----------
     Total investments ............................   2,309,767      1,602,861

Cash ..............................................      11,607          3,584

Accrued investment income .........................      25,724         19,290

Investments in affiliates .........................      22,170        125,731

Accounts and notes receivable (less allowance
  for doubtful accounts $3,696 - 1996 and
  $3,212 - 1995) ..................................     181,495        137,197

Reinsurance recoverables and prepaid reinsurance ..     517,209        360,052

Deferred policy acquisition costs .................     136,168         77,673

Property and equipment (less accumulated
  depreciation $33,953 - 1996 and $23,223 - 1995)..      68,763         34,009

Excess of cost over fair value of net assets
  acquired (less accumulated amortization
  $25,633 - 1996 and $19,119 - 1995) ..............      81,198         50,199

Deferred federal income taxes .....................      23,554          8,726

Other assets ......................................      86,702         54,266
                                                     ----------     ----------
     Total assets .................................  $3,464,357     $2,473,588
                                                     ==========     ==========

                 See Notes to Consolidated Financial Statements
                                      -52-

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (000s omitted - except for share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                     -------------------------
                                                         1996          1995
                                                         ----          ----
Liabilities:
  Policy liabilities -
    Losses ........................................  $1,421,920    $1,007,016
    Loss adjustment expenses ......................     363,744       267,966
    Unearned premiums .............................     496,249       302,105
    Policyholders' dividends ......................      22,489        18,946
                                                     ----------    ----------
      Total policy liabilities ....................   2,304,402     1,596,033

  Notes payable ...................................     310,904       209,148
  Other liabilities ...............................     227,087       177,504
                                                     ----------    ----------
      Total liabilities ...........................   2,842,393     1,982,685
                                                     ----------    ----------

Commitments and Contingencies (Notes J and K)

Minority interest .................................     45,231              -
                                                     ----------    ----------

Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares;
    issued and outstanding - none
  Common stock, $1 par value; authorized
    30,000,000 shares; issued 15,337,650 shares ...      15,338        15,338
  Capital surplus .................................     158,587       146,658
  Net unrealized investment gains, net of federal
    income taxes of $31,674 - 1996 and $26,691 -
    1995 ..........................................      72,260        63,255
  Net unrealized foreign exchange translation
    losses, net of federal income taxes (benefits)
    of $414 - 1996 and $(540) - 1995 ..............      (2,164)       (3,935)
  Retained earnings ...............................     370,793       298,452
  Treasury stock, at cost (1,569,115 shares - 1996
    and 1,385,012 shares - 1995) ..................     (34,980)      (26,534)
  Deferred compensation on restricted stock .......      (3,101)       (2,331)
                                                     ----------    ----------
      Total stockholders' equity ..................     576,733       490,903
                                                     ----------    ----------

      Total liabilities and stockholders' equity...  $3,464,357    $2,473,588
                                                     ==========    ==========


                 See Notes to Consolidated Financial Statements



                        ORION CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF EARNINGS
                        (000s omitted - except for per share data)


                                                            Year Ended December 31,
                                                        -------------------------------
                                                          1996        1995       1994
                                                          ----        ----       ----
Revenues:
  Premiums earned ...................................  $1,300,752   $749,003   $691,223
  Net investment income .............................     145,391     99,040     84,915
  Realized investment gains .........................      24,180     11,885      3,437
  Other income ......................................      23,126     14,352      1,372
                                                       ----------   --------   --------
    Total revenues ..................................   1,493,449    874,280    780,947
                                                       ----------   --------   --------

Expenses:
  Losses incurred ...................................     694,534    388,409    386,685
  Loss adjustment expenses ..........................     188,458    123,824    111,438
  Amortization of deferred policy acquisition costs .     363,547    195,481    165,108
  Other insurance expenses ..........................      27,912     21,562     21,461
  Dividends to policyholders ........................      23,634     21,790     14,836
  Interest expense ..................................      24,687     15,943     13,597
  Other expenses ....................................      42,932     24,740      7,862
                                                       ----------   --------   --------
    Total expenses ..................................   1,365,704    791,749    720,987
                                                       ----------   --------   --------

Earnings before equity in earnings of affiliates,
  federal income taxes and minority interest expense      127,745     82,531     59,960

Equity in earnings (loss) of affiliates .............        (389)     5,504     11,586
                                                       ----------   --------   --------

Earnings before federal income taxes and minority
  interest expense ..................................     127,356     88,035     71,546

Federal income taxes ................................      32,033     20,413     16,301
Minority interest expense ...........................       8,692          -          -
                                                       ----------   --------   --------

  Net earnings ......................................  $   86,631   $ 67,622   $ 55,245
                                                       ==========   ========   ========


  Net earnings per common share .....................  $     6.24   $   4.77   $   3.85
                                                       ==========   ========   ========

                      See Notes to Consolidated Financial Statements

                     ORION CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (000s omitted)

                                                    Year Ended December 31,
                                                ------------------------------
                                                  1996       1995       1994
                                                  ----       ----       ----
Common Stock ................................   $ 15,338   $ 15,338   $ 15,338
                                                ========   ========   ========
Capital surplus:
  Balance, beginning of year ................   $146,658   $147,598   $148,167
  Issuance of common stock ..................          -        152          -
  Exercise of stock options and issuance /
    cancellation of restricted stock ........         29     (1,092)      (569)
  Recognition of pre-reorganization federal
    income tax benefits .....................     11,900          -          -
                                                --------   --------   --------
  Balance, end of year ......................   $158,587   $146,658   $147,598
                                                ========   ========   ========
Net unrealized investment gains (losses):
  Balance, beginning of year ................   $ 63,255   $(11,498)  $ 49,566
  Change in unrealized investment gains
    (losses), net of taxes ..................      9,005     74,753    (61,064)
                                                --------   --------   --------
  Balance, end of year ......................   $ 72,260   $ 63,255   $(11,498)
                                                ========   ========   ========
Net unrealized foreign exchange translation
  losses:
  Balance, beginning of year ................   $ (3,935)  $ (3,959)  $ (3,665)
  Change in unrealized foreign exchange
    translation losses, net of taxes ........      1,771         24       (294)
                                                --------   --------   --------
  Balance, end of year ......................   $ (2,164)  $ (3,935)  $ (3,959)
                                                ========   ========   ========
Retained earnings:
  Balance, beginning of year ................   $298,452   $242,908   $198,491
  Net earnings ..............................     86,631     67,622     55,245
  Dividends declared ........................    (14,290)   (12,078)   (10,828)
                                                --------   --------   --------
  Balance, end of year ......................   $370,793   $298,452   $242,908
                                                ========   ========   ========
Treasury stock:
  Balance, beginning of year ................   $(26,534)  $(22,451)  $(12,182)
  Issuance of common stock ..................          -        770          -
  Exercise of stock options and issuance /
    cancellation of restricted stock ........      2,702      2,330      3,476
  Acquisition of treasury stock .............    (11,148)    (7,183)   (13,745)
                                                --------   --------   --------
  Balance, end of year ......................   $(34,980)  $(26,534)  $(22,451)
                                                ========   ========   ========
Deferred compensation on restricted stock:
  Balance, beginning of year ................   $ (2,331)  $ (2,848)  $ (1,520)
  Issuance / cancellation of restricted stock     (1,827)      (517)    (2,247)
  Amortization of deferred compensation on
    restricted stock ........................      1,057      1,034        919
                                                --------   --------   --------
  Balance, end of year ......................   $ (3,101)  $ (2,331)  $ (2,848)
                                                ========   ========   ========

                 See Notes to Consolidated Financial Statements

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (000s omitted)

                                                     Year Ended December 31,
                                               ----------------------------------
                                                  1996        1995        1994
                                                  ----        ----        ----
Cash flows from operating activities:
  Premiums collected ........................  $1,330,319  $ 738,083   $ 696,735
  Net investment income collected ...........     127,036     91,964      83,603
  Losses and loss adjustment expenses paid ..    (794,889)  (409,797)   (437,386)
  Policy acquisition costs paid .............    (387,685)  (204,319)   (185,217)
  Dividends paid to policyholders ...........     (20,091)   (15,495)    (14,708)
  Interest paid .............................     (24,071)   (12,530)    (12,931)
  Federal income tax payments ...............     (30,274)   (18,756)    (10,860)
  Other payments ............................     (32,604)   (21,133)       (457)
                                               ----------  ---------   ---------
    Net cash provided by operating
      activities ............................     167,741    148,017     118,779
                                               ----------  ---------   ---------

Cash flows from investing activities:
  Maturities of fixed maturity investments
    held-to-maturity ........................      34,648     36,804      55,200
  Maturities of fixed maturity investments
    available-for-sale ......................     144,231     12,640      28,839
  Sale of fixed maturity held-to-maturity ...           -          -       1,155
  Sales of fixed maturities
    available-for-sale ......................     250,858    184,501      88,804
  Sales of equity securities.................     153,233     78,351      49,881
  Investments in fixed maturities
    held-to-maturity ........................      (8,609)   (41,709)    (53,230)
  Investments in fixed maturities
    available-for-sale ......................    (449,516)  (278,173)   (156,927)
  Investments in equity securities ..........     (83,427)   (64,450)    (84,582)
  Purchase of Guaranty National common stock.     (88,628)         -           -
  Acquisition of McGee ......................           -    (22,355)          -
  Effect on cash of consolidating Guaranty
    National in 1996 and McGee in 1995.......       6,794        349           -
  Net purchases of short-term investments ...     (78,096)   (83,617)     (7,505)
  Other payments ............................     (13,857)   (10,789)     (7,820)
                                               ----------  ---------   ---------
    Net cash used in investing activities ...    (132,369)  (188,448)    (86,185)
                                               ----------  ---------   ---------

Cash flows from financing activities:
  Proceeds from issuance of notes payable ...           -    110,413           -
  Proceeds from exercise of stock options ...          42        246         598
  Repayment of notes payable ................      (1,313)   (54,500)     (8,000)
  Dividends paid to stockholders ............     (13,648)   (11,674)    (10,609)
  Dividends paid to minority stockholders....      (1,721)         -           -
  Purchases of common stock .................     (10,743)    (6,689)    (14,220)
  Other receipts (payments) .................          47        (18)       (351)
                                               ----------  ---------   ---------
    Net cash provided by (used in) financing
      activities ............................     (27,336)    37,778     (32,582)
                                               ----------  ---------   ---------
Effect of foreign exchange rate changes
  on cash ...................................         (13)        36        (244)
                                               ----------  ---------   ---------
    Net increase (decrease) in cash .........       8,023     (2,617)       (232)
Cash balance, beginning of year .............       3,584      6,201       6,433
                                               ----------  ---------   ---------
Cash balance, end of year ...................  $   11,607  $   3,584   $   6,201
                                               ==========  =========   =========

                      See Notes to Consolidated Financial Statements

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                 (000s omitted)

                                                    Year Ended December 31,
                                                ------------------------------
                                                  1996       1995       1994
                                                  ----       ----       ----
Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings .................................  $ 86,631   $ 67,622   $ 55,245
                                                --------   --------   --------
Adjustments:
  Depreciation and amortization ..............    12,063      5,900      4,936
  Amortization of excess of cost over fair
    value of net assets acquired .............     3,096      1,533      1,172
  Deferred federal income taxes ..............     9,999     (5,165)     9,906
  Amortization of fixed maturity investments .     1,432        815      1,700
  Non-cash investment income .................   (17,778)   (11,272)    (2,840)
  Equity in (earnings) loss of affiliates ....       389     (5,504)   (11,586)
  Dividends received from affiliates .........       302      2,597      3,295
  Realized investment gains ..................   (24,180)   (11,885)    (3,437)
  Minority interest expense ..................     8,692          -          -
  Foreign exchange transaction adjustment ....     1,083        163        257
  Other.......................................       952        (43)       (38)

Changes in assets and liabilities (net of
  effects of acquiring Guaranty National in
  1996 and McGee in 1995):
  Decrease (increase) in accrued investment
    income ...................................     1,179       (952)       259
  Decrease (increase) in accounts and notes
    receivable ...............................     7,497    (11,488)   (13,593)
  Decrease (increase) in reinsurance
    recoverables and prepaid reinsurance .....   (77,999)   (24,020)    57,277
  Increase in deferred policy acquisition
    costs ....................................   (20,858)    (7,536)   (12,615)
  Increase in other assets ...................   (34,302)   (18,405)    (7,589)
  Increase in losses .........................   115,202     54,485     14,756
  Increase in loss adjustment expenses .......    32,363     39,168     26,170
  Increase (decrease) in unearned premiums ...    58,906     45,250     (2,504)
  Increase in policyholders' dividends .......     3,543      6,295        128
  Increase (decrease) in other liabilities ...      (471)    20,459     (2,120)
                                                --------   --------   --------
    Total adjustments and changes ............    81,110     80,395     63,534
                                                --------   --------   --------
  Net cash provided by operating activities ..  $167,741   $148,017   $118,779
                                                ========   ========   ========

                 See Notes to Consolidated Financial Statements

/TABLE

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994

Note A - Significant Accounting Policies

     Basis of Financial Statement Presentation - Orion Capital Corporation ("Orion") and its majority-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The Company reports its insurance operations in three segments - Regional Operations, Special Programs and Guaranty National Corporation. Regional Operations provides workers compensation insurance products through EBI Companies. Special Programs includes (i) DPIC Companies ("DPIC"), which markets professional liability insurance, (ii) Connecticut Specialty, which writes specialty insurance programs, (iii) Wm. H. McGee & Co., Inc. ("McGee"), an underwriting management company that specializes in ocean marine, inland marine and commercial property insurance and (iv) a 24.8% interest in Intercargo Corporation ("Intercargo") which underwrites insurance coverages for international trade. The third segment, Guaranty National Corporation, ("Guaranty National"), specializes in nonstandard commercial and personal automobile insurance. The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment. The consolidated financial statements and notes thereto are presented in accordance with generally accepted accounting principles ("GAAP") for property and casualty insurance companies and include the accounts of Orion and its majority-owned subsidiaries. The Company's investments in unconsolidated affiliates are accounted for using the equity method (See Note D). All material intercompany balances and transactions have been eliminated. The preparation of the Company's consolidated financial statements in conformity with GAAP requires Company management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Regulation - The Company's insurance subsidiaries are subject to comprehensive regulation by various state insurance departments including regulations limiting dividend payments to Orion and intercompany transactions. Under these regulations, the maximum dividends permitted at December 31, 1996 for the ensuing twelve months, without prior approval, aggregated $102,138,000, including $25,307,000 from subsidiaries of Guaranty National. However, state insurance regulators have broad discretionary authority with respect to approving the payment of dividends by insurance companies. Policyholders' surplus of Orion's insurance subsidiaries determined in accordance with prescribed statutory accounting practices amounted to $670,572,000 on a combined basis with Guaranty National at December 31, 1996 and $521,510,000 including the market value of the Company's investment in Guaranty National at December 31, 1995. Statutory net income amounted to $107,866,000, $83,842,000 and $61,518,000 for 1996, 1995 and 1994,
respectively.

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Cash - For purposes of the consolidated statement of cash flows, the Company considers only demand deposit accounts to be cash.

     Investments - Fixed maturity investments include bonds, preferred stocks with mandatory redemption features, and certificates of deposit that mature more than one year after the balance sheet date. Fixed maturity investments that the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs, are classified as available-for-sale and are carried at market value. Common stocks and non-redeemable preferred stocks are also carried at market value. Fluctuations in the market value of these available-for-sale securities are recorded as unrealized investment gains or losses and credited or charged to stockholders' equity. Other long-term investments principally include equity ownership interests in limited partnerships, which are recorded using the equity method of accounting. Short-term investments include certificates of deposit and commercial paper which mature within one year of the balance sheet date, money market accounts and United States Treasury Bills. Market values are generally based on quoted market prices or dealer quotes. Realized investment gains and losses, including provision for other than temporary impairment of investment securities, are recognized on the specific identification method.

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

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Policy Liabilities and Reinsurance - Loss and loss adjustment expense liabilities are established in consideration of individual cases for reported losses and past experience for incurred but not yet reported losses ("IBNR"). Estimated reinsurance receivables are recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts. At December 31, 1996 and 1995, long-term disability workers compensation loss reserves are carried at $54,832,000 and $56,603,000, respectively, in the consolidated financial statements at net present value using a statutory interest rate of 3.5%. Policyholders' dividends on participating policies are accrued at estimated payment rates as the related premiums are earned. Participating business represented 17% and 24% of premiums in-force at December 31, 1996 and 1995, respectively. As a percent of premiums earned, participating business amounted to 16% in 1996, 24% in 1995 and 21% in 1994.

     Federal Income Taxes - The Company recognizes taxes payable or refundable for the current year, and deferred taxes for the future tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

     Earnings Per Common Share - Earnings per common share is computed using the weighted average common and dilutive common equivalent shares outstanding.

     Reclassifications - The 1995 and 1994 consolidated financial statements have been reclassified to conform to the classifications used in 1996.

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

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     On July 18, 1995 Guaranty National acquired Viking Insurance Holdings, Inc., and its subsidiaries ("Viking"), in a business combination accounted for as a purchase. Viking is a property and casualty insurance company writing nonstandard personal automobile insurance, primarily in the state of California. The results of operations of Viking are included in Guaranty National's financial statements since the date of acquisition.
The total cost of the acquisition was $97,225,000, with total cash paid of approximately $95,559,000, including acquisition expenses. The total consideration exceeded the fair value of the net assets of Viking by approximately $10,612,000, which is being amortized over 40 years.

     Pro forma information as if the Guaranty National shares had been purchased as of the beginning of each of the years ended December 31, 1996 and 1995, and as if the Viking acquisition had occured as of January 1, 1995, is as follows:

                                                         Year Ended
                                                        December 31,
                                                   ----------------------
                                                      1996        1995
                                                      ----        ----
                                                       (000s omitted)

Total revenues ................................    $1,491,212  $1,380,857
                                                   ==========  ==========
Net earnings ..................................    $   91,573  $   67,447
                                                   ==========  ==========
Net earnings per common share .................    $     6.59  $     4.75
                                                   ==========  ==========

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note C - Acquisition of Wm. H. McGee & Co., Inc.

     On June 30, 1995, Orion purchased all of the capital stock of McGee for $22,000,000 in cash, and incurred acquisition expenses of $355,000. McGee specializes in underwriting ocean marine, inland marine and commercial property insurance through an underwriting pool in the United States and one in Canada. The business is written by McGee on behalf of the insurance companies that comprise the pools. The Company's participation in the United States pool was 7%, 14.5% and 37% in 1994, 1995 and 1996, respectively. Participation in the Canadian pool was 10% in 1994, 15% in 1995 and approximately 49% in 1996. The Company has agreed to increase its rate of participation for 1997 to 52% in the United States and 60.5% in Canada. The acquisition has been accounted for by the purchase method, and McGee's operations are included in the Company's results of operations from July 1, 1995. The Company recorded $22,317,000 for the excess of cost over the estimated fair value of the net assets acquired, which is being amortized over a 30 year period. The proforma consolidated results of the Company's operations, as if the purchase had been made as of the beginning of 1995, would not be materially different than reported herein.

Note D - Investments in Affiliates

     Investments in affiliates include the Company's interest in Guaranty National through December 31, 1995, and the Company's 24.8% interest in Intercargo, both publicly-held companies. The Company's financial statements include the portion of Guaranty National's and Intercargo's results attributable to the Company's ownership on an equity accounting basis. The Company records its share of Intercargo's operating results in the subsequent quarter, after Intercargo has reported its financial results. The carrying values of the Company's investments in affiliates were $22,170,000 at December 31, 1996 and $125,731,000 at December 31,
1995, with market values of $16,262,000 and $128,120,000, respectively. The carrying value of the Company's investment in Intercargo included $11,022,000 of goodwill at December 31, 1996.

     In June 1995 Guaranty National sold 1,550,000 shares of its common stock in an offering under Regulation S of the Securities Act of 1933, as amended, at a net offering price of $15.76 per share. The Company converted $20,896,000 of Guaranty National subordinated notes it held into 1,326,128 shares of Guaranty National common stock at the net price received by Guaranty National from the offering. The sale of stock and conversion of the subordinated notes increased the stockholders' equity of Guaranty National and facilitated the procurement of financing for Guaranty National's acquisition of Viking in July 1995.

     Transactions with Guaranty National for 1995 and 1994 reported in the consolidated statement of earnings include interest income on the Guaranty National subordinated notes of $1,101,000 and $1,640,000 and investment management fee income of $595,000 and $550,000 respectively, and interest expense on a mortgage participation loan of $407,000 in both years.

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Summarized financial information for the Company's affiliates is set forth below:

                                            Year Ended December 31,
                                     ------------------------------------
                                         1996         1995         1994
                                         ----         ----         ----
                                                (000s omitted)
Revenues:
  Premiums earned ................   $   66,324   $  474,534   $  376,444
  Realized investment gains ......            -        3,291        3,007
  Investment and other income ....        5,688       38,422       28,090
                                     ----------   ----------   ----------
                                         72,012      516,247      407,541
                                     ----------   ----------   ----------
Expenses:
  Insurance expenses .............       74,019      490,952      367,501
  Interest and other .............          785        7,452        5,428
                                     ----------   ----------   ----------
                                         74,804      498,404      372,929
                                     ----------   ----------   ----------
Earnings (loss) before equity in
  earnings of affiliate and
  federal income taxes ...........       (2,792)      17,843       34,612
Equity in earnings of affiliate ..        2,469            -            -
Federal income (taxes) benefit ...          225       (1,482)      (8,734)
                                     ----------   ----------   ----------
  Net earnings (loss) ............   $      (98)  $   16,361   $   25,878
                                     ==========   ==========   ==========
The Company's proportionate share,
  including amortization of
  goodwill .......................   $     (389)  $    5,504   $   11,586
                                     ==========   ==========   ==========
                                                        December 31,
                                                  -----------------------
                                                      1996         1995
                                                      ----         ----
                                                       (000s omitted)
Cash and investments ............................ $   75,269   $  714,584
Other assets ....................................     49,560      306,307
                                                  ----------   ----------
                                                     124,829    1,020,891

Policy liabilities ..............................    (57,608)    (582,884)
Notes payable ...................................     (9,735)    (112,735)
Other liabilities ...............................    (12,541)     (63,341)
                                                  ----------   ----------
Stockholders' equity ............................ $   44,945   $  261,931
                                                  ==========   ==========



                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note E - Investments

     The amortized cost and estimated market values of investments in fixed maturities, equity securities and short-term investments are as follows:

                                              Gross        Gross     Estimated
                                Amortized   Unrealized   Unrealized    Market
December 31, 1996                  Cost       Gains        Losses      Value
-----------------               ----------  ----------   ----------  ---------
                                               (000s omitted)
Held-to-maturity securities:
  United States Government
    and government agencies
    and authorities ........... $  119,058   $  1,917    $ (1,131)  $  119,844
  States, municipalities and
    political subdivisions ....    179,465      6,273        (172)     185,566
  Foreign governments .........         50          -           -           50
  Corporate securities ........     28,268      1,030          (3)      29,295
                                ----------   --------    --------  ----------
                                $  326,841   $  9,220    $ (1,306)  $  334,755
                                ==========   ========    ========  ==========

Available-for-sale securities:
  United States Government
    and government agencies
    and authorities ........... $  321,087   $  9,553    $ (3,970)  $  326,670
  States, municipalities and
    political subdivisions ....    395,732     19,646        (524)     414,854
  Foreign governments .........      5,855        678           -        6,533
  Corporate securities ........    407,541     14,712      (5,240)     417,013
  Mortgage-backed securities
    (exclusive of government
     agencies) ................     39,597        747        (106)      40,238
  Equity securities ...........    288,070     86,171     (12,648)     361,593
  Short-term investments.......    325,896          -           -      325,896
                                ----------   --------    --------   ----------
                                $1,783,778   $131,507    $(22,488)  $1,892,797
                                ==========   ========    ========   ==========

December 31, 1995
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
                                ==========   ========    ========   ==========


                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Net investment income for the three years ended December 31, 1996 was as follows:
                                                Year Ended December 31,
                                           ---------------------------------
                                              1996        1995        1994
                                              ----        ----        ----
                                                     (000s omitted)
Net investment income:
  Fixed maturities ......................  $ 98,213    $ 69,453    $ 67,305
  Equity securities .....................    19,901      15,410      14,964
  Other long-term investments ...........    16,084       9,125         685
  Short-term investments ................    13,224       6,311       2,902
  Accounts and notes receivable .........       309         113         134
  Other .................................       310         353         411
                                           --------    --------    --------
    Total investment income .............   148,041     100,765      86,401
  Less investment expenses ..............     2,650       1,725       1,486
                                           --------    --------    --------
    Net investment income ...............  $145,391    $ 99,040    $ 84,915
                                           ========    ========    ========
     Certain information concerning realized and unrealized gains (losses) for fixed maturities and equity securities is set forth below:

                                                Year Ended December 31,
                                           ---------------------------------
                                              1996        1995        1994
                                              ----        ----        ----
                                                     (000s omitted)
Fixed maturities available-for-sale:
  Gross realized gains ..................  $ 10,257    $  7,891    $  4,774
  Gross realized losses .................    (7,045)     (8,372)     (4,267)
  Provision for other than temporary
    impairment ..........................    (1,119)     (4,050)       (750)
                                           --------    --------    --------
                                           $  2,093    $ (4,531)   $   (243)
                                           ========    ========    ========
  Change in unrealized gains (losses)
    recorded in stockholders' equity ....  $(11,089)   $ 70,317    $(66,076)
                                           ========    ========    ========
Equity securities:
  Gross realized gains ..................  $ 29,007    $ 17,879    $  5,319
  Gross realized losses .................    (6,579)     (1,348)     (1,474)
  Provision for other than temporary
    impairment ..........................      (315)       (285)       (381)
                                           --------    --------    --------
                                           $ 22,113    $ 16,246    $  3,464
                                           ========    ========    ========
  Change in unrealized gains (losses)
    recorded in stockholders' equity ....  $ 18,461    $ 34,002    $(18,827)
                                           ========    ========    ========







                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In December 1995 the Company reclassified investments with a market value of $102,581,000 from fixed maturities recorded at amortized cost to fixed maturities recorded at market, and recorded unrealized appreciation net of taxes of $1,329,000. This one-time transfer from the held-to-maturity portfolio was permitted by the implementation guide for Statement of Financial Accounting
Standards No. 115 "Accounting for Certain Investments in Debt and Equity
Securities." In 1994 the Company transferred securities of two issuers with an amortized cost of $11,469,000 and a market value of $10,122,000 from the held-to-maturity portfolio to the available-for-sale category due to a deterioration in the creditworthiness of these issuers. The Company sold only one security with an amortized cost of $991,000 from the held-to-maturity portfolio during 1994, resulting in a realized gain of $164,000.

     The amortized cost and estimated market values of fixed maturity and short-term investments at December 31, 1996, by contractual fiscal maturity, are shown below. Expected maturities will differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    Fixed Maturities       Fixed Maturities
                                    Held-to-Maturity      Available-for-Sale
                                   ------------------   -----------------------
                                              Estimated              Estimated
                                   Amortized   Market    Amortized    Market
                                     Cost      Value        Cost      Value
                                   ---------  ---------  ----------  ----------
                                                  (000s omitted)
Due in one year or less .......... $   8,280  $   8,332  $  375,782  $  375,854
Due after one year through five
  years ..........................   175,774    178,671     161,283     161,475
Due after five years through ten
  years ..........................    80,226     82,017     204,462     213,931
Due after ten years ..............    62,561     65,735     525,376     548,910
                                   ---------  ---------  ----------  ----------
                                     326,841    334,755   1,266,903   1,300,170
Mortgage-backed securities ......          -          -     228,805     231,034
                                   ---------  ---------  ----------  ----------
                                   $ 326,841  $ 334,755  $1,495,708  $1,531,204
                                   =========  =========  ==========  ==========

     Other long-term investments had aggregate carrying values of $90,129,000 at December 31, 1996 and $62,925,000 at December 31, 1995 including mortgage loans on real estate of $1,187,000 and $1,979,000, respectively. Estimated market values of mortgage loans and other long-term investments approximate their carrying values. The carrying value of the Company's investments in principal-only securities and interest-only securities totalled approximately $6,277,000, or .3% of total invested assets, at December 31, 1996.

     The carrying value of securities on deposit with state regulatory authorities in accordance with statutory requirements totalled $236,328,000 and $237,732,000 at December 31, 1996 and 1995, respectively. Excluding investments in securities of the United States Government and its agencies, the Company did not have any investments in securities of any one issuer that exceeded $25,000,000. The Company had $2,227,000 and $1,441,000 of fixed maturity investments for which it was not accruing income for the years ended December 31, 1996 and 1995, respectively.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies in order to limit losses. Reinsurance does not discharge the primary liability of the original insurer. As of December 31, 1996 and 1995, recoverables for reinsurance ceded to the Company's four largest reinsurers were an aggregate of $150,175,000 and $84,654,000, respectively, excluding recoverables for reinsurance ceded to Phoenix Assurance Company of New York ("Phoenix"), the largest McGee pool member other than the Company in 1996 and the clearing company for the McGee pool in 1995. As of December 31, 1996, recoverables for reinsurance ceded to Phoenix were $85,105,000, versus $60,745,000 for 1995, and the Company had ceded balances payable to Phoenix of $19,042,000 and $22,660,000, respectively. The table below illustrates the effect of reinsurance on premiums written and premiums earned:

                                                Year Ended December 31,
                                         -------------------------------------
                                             1996         1995         1994
                                             ----         ----         ----
                                         (000s omitted-except for percentages)
Direct premiums written ................  $1,431,450   $ 799,284    $ 691,493
Reinsurance assumed ....................     174,681     127,445      120,851
                                          ----------   ---------    ---------
Gross premiums written .................   1,606,131     926,729      812,344
Reinsurance ceded ......................    (272,010)   (169,293)    (100,289)
                                          ----------   ---------    ---------
Net premiums written ...................  $1,334,121   $ 757,436    $ 712,055
                                          ==========   =========    =========
Percentage of amount assumed to net ....        13.1%       16.8%        17.0%
                                          ==========   =========    =========

Direct premiums earned .................  $1,388,893   $ 754,927    $ 685,110
Reinsurance assumed ....................     182,482     126,552      129,737
                                          ----------   ---------    ---------
Gross premiums earned ..................   1,571,375     881,479      814,847
Reinsurance ceded ......................    (270,623)   (132,476)    (123,624)
                                          ----------   ---------    ---------
Net premiums earned ....................  $1,300,752   $ 749,003    $ 691,223
                                          ==========   =========    =========
Loss and loss adjustment expenses
  incurred recoverable from reinsurers..  $  174,344   $  70,872    $  56,778
                                          ==========   =========    =========

     Reinsurance recoverables and prepaid reinsurance includes prepaid reinsurance of $86,916,000 at December 31, 1996 and $68,525,000 at December 31, 1995.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G - Loss and Loss Adjustment Expense Reserves

     An analysis of the Company's calendar year net loss and loss adjustment expense reserves is summarized in the following table. The current year provision and payments for 1996 include favorable loss development for Guaranty National of $995,000 and payments of $144,775,000 attributable to periods prior to the consolidation of Guaranty National's results in the Company's financial statements.

                                               Year Ended December 31,
                                        ------------------------------------
                                           1996         1995         1994
                                           ----         ----         ----
                                                   (000s omitted)
Net balance, beginning of year .......  $  993,978   $  891,542   $  830,805
Consolidation of Guaranty National
  reserves ...........................     286,339            -            -
                                        ----------   ----------   ----------
                                         1,280,317      891,542      830,805
                                        ----------   ----------   ----------
Provision:
  Current year .......................     874,123      500,514      480,826
  Prior years ........................       8,869       11,719       17,297
                                        ----------   ----------   ----------
                                           882,992      512,233      498,123
                                        ----------   ----------   ----------
Payments:
  Current year .......................     499,176      146,540      134,120
  Prior years ........................     295,713      263,257      303,266
                                        ----------   ----------   ----------
                                           794,889      409,797      437,386
                                        ----------   ----------   ----------
Net balance, end of year .............   1,368,420      993,978      891,542
  Add reinsurance recoverables .......     417,244      281,004      289,787
                                        ----------   ----------   ----------
Balance, end of year .................  $1,785,664   $1,274,982   $1,181,329
                                        ==========   ==========   ==========

     Loss reserve estimates are based on forecasts of the ultimate settlement of claims and are subject to uncertainty with respect to future events. Loss reserve amounts are based on management's informed estimates and judgments, using data currently available. Reserve amounts and the underlying actuarial factors and assumptions are regularly analyzed and adjusted to reflect new information. Such reevaluation is a normal, recurring activity that is inherent in the process of loss reserve estimation and therefore, no assurances can be given that reserve development will not occur in the future. A substantial portion of the loss development experienced by the Company during the three years ended December 31, 1996 resulted from pools and associations, reinsurance, certain discontinued lines and program business, reduced by favorable development in workers compensation and professional liability lines of insurance. Reserve strengthening, higher initial reserving and increased stabilization in the Company's business have resulted in a decreasing level of loss development.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     An analysis of the Company's loss and loss adjustment expense environmental reserves and related claim counts for the three years ended December 31, 1996 is presented below. Claim counts have been aggregated by year of coverage for each occurrence for which policyholders are being defended, and often include numerous claimants.

                                        Year Ended December 31,
                         -----------------------------------------------------
                               1996               1995               1994
                         ---------------    ---------------    ---------------
                                  Claim              Claim              Claim
                         Amount   Counts    Amount   Counts    Amount   Counts
                         ------   ------    ------   ------    ------   ------
                                   (000s omitted for dollar amounts)
Net balance, beginning
  of year .............  $34,559    474     $20,601    467     $17,189    512
Consolidation of
  Guaranty National ...    2,817     70           -                  -
  Provision ...........   24,423             19,633             10,645
  Payments ............   (4,771)            (5,675)            (7,233)
                         -------            -------            -------
Net balance, end of
  year ................   57,028    632      34,559    474      20,601    467
  Add reinsurance
    recoverables ......   12,457             10,509             11,391
                         -------            -------            -------
Balance, end of year ..  $69,485            $45,068            $31,992
                         =======            =======            =======

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

     Establishing reserve liabilities for environmental claims is subject to significant uncertainties that make reserve estimation difficult. Legal decisions have tended to expand insurance coverage beyond the intent of the policies. The Company does not use discounting in determining its reserves for environmental claims. IBNR of $38,699,000 and $21,739,000 is included in net reserves for environmental claims at December 31, 1996 and 1995, respectively.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H - Notes Payable

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

     On June 2, 1995 Guaranty National entered into a $110,000,000 credit agreement ("Credit Agreement") with several participating banks. The Credit Agreement provides for an unsecured reducing revolving credit facility, which was used to fund the Viking acquisition, to retire the outstanding balance of $29,000,000 under Guaranty National's previous revolving line of credit, and for working capital and general corporate purposes. As of December 31, 1996, the outstanding loan balance under the Credit Agreement was $100,000,000, with an interest rate of 6.24%. Principal payments are due beginning April 15, 1999, until the loan is retired in 2002. Guaranty National is in compliance with the covenants in the Credit Agreement, including various financial covenants and restrictions. Guaranty National has two interest rate swap agreements with banks which effectively change the interest rate exposure on $80,000,000 of the loan to a fixed rate of approximately 6.3% through March 16, 1998. The estimated fair value of these interest rate swap agreements is a liability of $214,000 at December 31, 1996.

     Maturities of the Company's notes payable are as follows: 1997 - $562,500; 1998 - $750,000; 1999 - $22,375,000; 2000 - $24,000,000; 2001 -
$26,000,000;  2002 - $138,000,000; and 2005 - $100,000,000.

     Notes payable are recorded at face value less unamortized discount. The carrying value and estimated market value of notes payable consist of the following:

                                                                   Estimated
                                             Carrying Value       Market Value
                                           ------------------  ------------------
               December 31,                  1996      1995      1996      1995
               ------------                  ----      ----      ----      ----
                                                     (000s omitted)
  $110,000,000 face amount, 9 1/8% Senior
    Notes, due September 1, 2002 ........  $109,906  $109,894  $120,703  $125,642
  $100,000,000 face amount, 7 1/4% Senior
    Notes, due July 15, 2005 ............    99,310    99,254    97,660   104,160
  Borrowings under loan agreement with
    banks (variable interest rate) ......   100,000         -   100,000         -
  Collateralized term loan - 6.5% .......     1,688         -     1,696         -
                                           --------  --------  --------  --------
                                           $310,904  $209,148  $320,059  $229,802
                                           ========  ========  ========  ========

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I - Federal Income Taxes

     Orion and its majority-owned subsidiaries file consolidated federal income tax returns, including Guaranty National from July 2, 1996. The consolidated federal income tax current provisions for 1996 and 1995 were based on the regular tax method. The current provision for 1994 was computed by the alternative minimum tax method. Substantially all federal income taxes incurred by Orion and its subsidiaries relate to domestic operations.

     In October 1996 the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns through 1992. As described in previously issued financial statements of the Company, certain tax benefits from tax attributes existing at the date of the Company's reorganization in 1976 were not recognized pending completion of the IRS examination. Accordingly, the Company recorded a credit to capital surplus in 1996 for tax benefits of $11,900,000 with respect to the 1976 reorganization. The recording of this credit had no impact on the Company's earnings.

     The components of the provision (benefit) for federal income taxes on income from operations, and allocations of taxes (benefits) to other items for the three years ended December 31, 1996 are as follows:

                                                 Year Ended December 31,
                                            --------------------------------
                                              1996        1995        1994
                                              ----        ----        ----
                                                     (000s omitted)
Taxes on income from continuing
  operations:
  Current ...............................   $ 22,034    $ 25,578    $  6,395
  Deferred ..............................      9,999      (5,165)      9,906
                                            --------    --------    --------
                                              32,033      20,413      16,301
Taxes allocated to other items:
  Stockholders' equity, for unrealized
    appreciation (depreciation) of
    securities ..........................      1,971      40,837     (32,864)
  Stockholders' equity, for foreign
    exchange translation gains (losses)..        954          13        (159)
  Stockholders' equity, for
    pre-reorganization income tax
    benefits ............................    (11,900)          -           -
  Stockholders' equity, other ...........       (386)          -           -
                                            --------    --------    --------
                                            $ 22,672    $ 61,263    $(16,722)
                                            ========    ========    ========

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The tax effects of the temporary differences comprising the Company's net deferred tax asset as of December 31, 1996 and 1995 are as follows:

                                                          December 31,
                                                     ---------------------
                                                       1996        1995
                                                       ----        ----
                                                        (000s omitted)
Deferred tax assets:
  Loss reserve discounting ......................    $ 69,306     $ 55,512
  Unearned premium reserves .....................      28,183       16,609
  Policyholders' dividends ......................       7,830        6,596
  Realized investment losses ....................       2,435        4,319
  Deferred income ...............................       2,226        2,482
  Retiree medical benefits ......................       5,240        4,263
  Deferred compensation .........................       4,484        2,609
  Other .........................................      11,640        8,951
                                                     --------     --------
                                                      131,344      101,341
                                                     --------     --------

Deferred tax liabilities:
  Deferred policy acquisition costs .............      47,659       27,186
  Investment in affiliates ......................           -       20,114
  Investment income .............................      12,798        9,933
  Unrealized investment gains ...................      38,131       31,482
  Other .........................................       9,202        3,900
                                                     --------     --------
                                                      107,790       92,615
                                                     --------     --------
                                                     $ 23,554     $  8,726
                                                     ========     ========
     A reconciliation of expected federal income tax expense on pre-tax earnings at regular corporate rates to actual tax expense is as follows:

                                          Year Ended December 31,
                              ------------------------------------------------
                                   1996             1995             1994
                                   ----             ----             ----
                              Amount   Rate    Amount   Rate    Amount   Rate
                              ------   ----    ------   ----    ------   ----
                                     (000s omitted-except for percentages)
Expected income tax expense.. $44,575  35.0%  $30,812   35.0%  $25,041   35.0%
Dividends-received deduction.  (6,509) (5.1)   (5,601)  (6.4)   (5,830)  (8.2)
Tax-exempt interest ......... (10,203) (8.0)   (6,470)  (7.3)   (5,362)  (7.5)
Amortization of goodwill ....   1,042    .8       536     .6       410     .6
Other .......................   3,128   2.5     1,136    1.3     2,042    2.9
                              -------  ----   -------   ----   -------   ----
Actual income tax expense ... $32,033  25.2%  $20,413   23.2%  $16,301   22.8%
                              =======  ====   =======   ====   =======   ====

[CAPTION]
                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J - Commitments

     Minimum lease commitments at December 31, 1996, with the majority having initial lease periods from one to twenty-five years, are as follows:

                                                        (000s omitted)
       1997 .......................................        $ 16,541
       1998 .......................................          14,433
       1999 .......................................          12,072
       2000 .......................................           8,941
       2001 .......................................           6,528
       2002 and thereafter ........................          55,051
                                                           --------
         Minimum lease commitments ................        $113,566
                                                           ========

     Rent expense amounted to $19,824,000, $14,112,000 and $11,519,000 for
1996, 1995 and 1994, respectively, net of sublease rentals of $9,000 in 1994. Substantially all leases are for office space and equipment. A number of lease commitments contain renewal options ranging from one to thirty years.

Note K - Contingencies

     Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses. Management believes that there are no significant legal proceedings pending against the Company which, net of reserves established therefore, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole.

Note L - Stockholders' Equity and Earnings Per Common Share

     During 1996, the Company repurchased 241,114 shares of its common stock at an aggregate cost of $11,148,000. The Company repurchased 173,181 shares for $7,183,000 in 1995 and 442,327 shares for $13,745,000 in 1994.

     Orion declared dividends on its common stock of $14,290,000, $12,078,000 and $10,828,000, or $1.03, $.86 and $.76 per share in 1996,
1995 and 1994, respectively.

     The weighted average common shares outstanding for purposes of computing earnings per share amounted to 13,894,000, 14,187,000 and 14,348,000 shares for 1996, 1995 and 1994, respectively.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Effective as of September 11, 1996, Orion redeemed its old stockholder rights plan and adopted a new Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan each outstanding share of common stock includes one preferred stock purchase right (the "Rights"). The Rights Plan is designed to assure stockholders that they will receive equitable treatment in the event of a proposed takeover. Under the Rights Plan, each holder of a Right is entitled to buy two-hundredth of a share of Series B Junior Participating Preferred Stock. The Rights become exercisable (i) if an acquiror gains a 15% or greater beneficial ownership interest in Orion's outstanding common stock, on other than fair and favorable terms to all stockholders or (ii) following the commencement of a tender offer or exchange offer that would result in an acquiror owning 15% or more of Orion's outstanding common stock. Each Right not owned by such acquiror will enable the holder to purchase, at an initial purchase price of $200, common stock having a value of twice the Right's purchase price. In addition, under certain circumstances if Orion is involved in a merger each Right will entitle its holder to purchase, at the Right's then current purchase price, common shares of such other company having a value of twice the Right's purchase price.

Note M - Employee Benefit Plans

     The Company maintains a Stock Savings and Retirement Plan (the "Plan"), qualified under Internal Revenue Code Section 401(k), for eligible employees of the Company (except for employees of Guaranty National and McGee).
Employee and employer matched contributions to the savings funds are limited to the extent allowable under the Plan and federal income tax law. The Plan also provides for defined contribution savings and retirement benefits that allow the Company to make annual contributions to the Plan based on a percentage of employees' compensation. Employees vest in the Company's contributions over a six-year period. The Company has adopted a Surplus Benefit Plan which provides deferred benefits for those employees who received less than the full employer contribution to the Company's 401(k) plan as a result of federal tax limitations on participation in the Plan.

     Guaranty National has a defined contribution profit sharing plan (the "Guaranty Plan"), which also qualifies under Section 401(k), for which substantially all of its employees are eligible. Guaranty National makes matching contributions to the Guaranty Plan in accordance with the limits of the Guaranty Plan and federal income tax law. Guaranty National has a non-qualified Supplemental Executive Retirement Plan ("SERP") for employees whose compensation meets a minimum requirement. The SERP provides deferred benefits for those employees who received less than the full employer contribution of Guaranty National's defined contribution profit sharing plan as a result of federal tax limitations on participation in the plan.

     McGee maintains a Profit Sharing Plan (the "McGee Plan") which is also a 401(k) plan for eligible employees of McGee. Employee and employer contributions are limited by the McGee Plan and federal income tax law. Employer contributions vest over a seven-year period. McGee has noncontributory defined benefit retirement plans covering all eligible employees, and a nonqualified supplemental retirement plan for certain key employees. At December 31, 1996 and 1995 the accumulated benefit obligation of the defined benefit plans were approximately $20,620,000 and $20,205,000, and plan assets for these plans were approximately $20,695,000 and $19,233,000, respectively.
                                     -74-

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company maintains a number of incentive plans for key employees, including the 1982 Long-Term Performance Incentive Plan (the "1982 Plan"), and the Equity Incentive Plan (together the "Incentive Plans"). Orion has awarded both stock options and restricted stock to members of the Company's management under the Incentive Plans. All stock options are granted by Orion with exercise prices at fair market value at date of grant, and are intended to qualify to the maximum extent possible as incentive stock options. Stock options become exercisable from the first through fourth anniversaries of the date of grant, and expire ten years after the date of grant. Restricted stock is considered issued and outstanding when awarded. There are restrictions as to its transferability, which restrictions lapse in 25% increments over four or five year periods from the date of grant. As of December 31, 1996, the number of shares of stock reserved under the Incentive Plans is 1,114,534, of which 446,859 are for outstanding stock options and 96,084 and 571,591 are available for future awards under the 1982 Plan and the Equity Incentive Plan, respectively. A summary of the status of Orion's stock option plans as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:

                                        Year Ended December 31,
                       -------------------------------------------------------
                             1996              1995               1994
                       -----------------  -----------------  -----------------
                                Weighted           Weighted           Weighted
                                Average            Average            Average
                                Exercise           Exercise           Exercise
                       Options   Price    Options   Price    Options   Price
                       -------  --------  -------  --------  -------  --------
Beginning of year .... 294,171   $24.80   348,802   $23.34   284,337   $17.05
Granted .............. 187,021    51.36         -        -   129,800    32.89
Cancelled ............  (6,928)   34.27    (5,273)   23.92   (19,531)   16.06
Exercised ............ (27,405)   18.94   (49,358)   14.55   (45,804)   14.46
                       -------            -------            -------
End of year .......... 446,859    36.13   294,171    24.80   348,802    23.34
                       =======            =======            =======
Exercisable at end
  of year ............ 201,007    22.96   175,180    20.33   173,064    15.89
                       =======            =======            =======

                          December 31, 1996
----------------------------------------------------------------------
                            Weighted  Weighted                Weighted
  Range of                  Average    Average                Average
  Exercise       Options    Exercise  Remaining    Options    Exercise
   Prices      Outstanding   Price      Years    Exercisable   Price
-------------  -----------  --------  ---------  -----------  --------
$10.16-$20.00     59,869     11.54       2.6        59,869     11.54
 20.00- 35.00    200,397     29.30       6.9       141,138     27.80
 35.00- 50.00     10,000     46.75       9.3             -         -
 50.00- 61.56    176,593     51.62       9.8             -         -
                 -------                           -------
 10.16- 61.56    446,859     36.13       7.5       201,007     22.96
                 =======                           =======

                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The weighted average fair value of options granted during 1996 was $14.58 per share. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 1.9%, expected volatility of 19.0%, risk free interest rate of 6.0% and expected life of
7.1 years.

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options granted under the Incentive Plans. Accordingly, no compensation cost has been recognized for stock options awarded to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for the 1996 awards under those plans consistent with the method of FASB Statement 123, the Company's net earnings and earnings per share for the year ended December 31, 1996 would have been $86,477,000, or $6.22 per share.

     Orion granted 46,318 shares of restricted stock at a weighted average fair value of $51.22 per share during 1996, 27,515 shares at $28.06 during 1995 and 70,015 shares at $32.86 for 1994. As of December 31, 1996, the restrictions have not lapsed on 117,531 shares of restricted stock. The fair market value of restricted stock on the date of issuance is amortized over the vesting period during which the restrictions lapse.

     Orion maintains a non-qualified defined benefit retirement plan for members of the Board of Directors who are not employees. Benefits are based on years of service and director fee levels at retirement. In 1995, Orion's stockholders authorized 100,000 shares for a stock option plan for non-employee directors. During 1996 and 1995 Orion granted 9,000 and 54,000 stock options, respectively, to directors at fair market value, which become exercisable one year from the date of grant and expire in ten years.

     The total expense for 1996, 1995 and 1994 for the above savings, retirement and pension benefit plans for employees and directors amounted to $9,473,000, $6,588,000 and $4,659,000, respectively.

                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N - Postretirement Medical Benefits

     The Company provides postretirement medical benefits to full-time employees (except for employees of Guaranty National and McGee), who have attained age 55 and have 10 years of consecutive service immediately prior to retirement. McGee employees that attain age 55 while in service with McGee are eligible for postretirement medical benefits if they have 10 years of service, with an increasing level of benefits for additional years of service up to 35. The postretirement health care plans are not funded. The accumulated postretirement benefit obligation of these plans included in other liabilities in the consolidated balance sheet is as follows:

                                                        December 31,
                                                      ----------------
                                                        1996     1995
                                                        ----     ----
                                                       (000s omitted)
       Retirees .................................     $ 3,864  $ 3,353
       Fully eligible active plan participants ..       1,352    1,713
       Other active plan participants ...........       3,510    3,585
       Unrecognized net gains ...................       4,275    3,528
                                                      -------  -------
                                                      $13,001  $12,179
                                                      =======  =======

     Net postretirement benefit cost for the years ended December 31, 1996, 1995 and 1994 was $1,072,000, $1,203,000 and $1,243,000 consisting of service cost benefits earned of $953,000, $695,000 and $813,000 and interest on the accumulated postretirement benefit obligation of $596,000, $612,000 and $539,000, respectively, and amortization of unrecognized net gains of $477,000 in 1996, $104,000 in 1995 and $109,000 in 1994.

     The expected health care cost trend rate used as of December 31, 1996 was 15% for 1997 and 8.5% for 1998, decreasing linearly each year until it reaches 5% for 2005 and future years. At December 31, 1995 the expected health care cost trend rates used were 9% for 1996 and 1997, ratably reduced to 5% for 2005 and later years. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the aggregate service cost and interest cost for 1996, 1995 and 1994 by $265,000, $245,000 and $289,000, respectively, and increase the accumulated postretirement benefit obligation as of December 31, 1996 and 1995 by $1,075,000 and $1,304,000, respectively. A one-percentage-point decrease in the health care cost rate would decrease service and interest costs and the accumulated post retirement benefit obligation by similar amounts. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 1996 and 7.0% at December 31, 1995.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O - Industry Segment Information

     The Company's industry segments are described above in Note A. Guaranty National's results of operations are included on a consolidated basis for 1996 and accounted for using the equity method for 1995 and 1994. Identifiable assets of the Regional Operations and Special Programs segments are primarily allocated based on the cash flows of these segments. Financial information for the Company's segments for 1996, 1995 and 1994 is shown below:

                                                   Earnings (Loss)
                                                   Before Federal
                                                    Income Taxes
                                                    and Minority
                            Premiums     Total         Interest     Identifiable
                             Earned     Revenues       Expense         Assets
                           ----------  ----------  ---------------  ------------
                                             (000s omitted)
1996:
  Regional Operations ...  $  356,809  $  402,015    $   68,371      $  910,579
  Special Programs ......     462,295     558,665        44,052       1,565,454
  Guaranty National
    Corporation .........     481,648     529,542        35,727         921,852
  Other .................           -       3,227       (20,794)         66,472
                           ----------  ----------    ----------      ----------
    Total ...............  $1,300,752  $1,493,449    $  127,356      $3,464,357
                           ==========  ==========    ==========      ==========

1995:
  Regional Operations....  $  322,098  $  362,672    $   57,830      $  836,089
  Special Programs ......     426,905     507,834        43,241       1,460,435
  Guaranty National
    Corporation .........           -           -         4,466         106,059
  Other .................           -       3,774       (17,502)         71,005
                           ----------  ----------    ----------      ----------
    Total ...............  $  749,003  $  874,280    $   88,035      $2,473,588
                           ==========  ==========    ==========      ==========

1994:
  Regional Operations ...  $  278,040  $  308,812    $   42,514      $  748,680
  Special Programs ......     413,183     469,158        34,117       1,213,026
  Guaranty National
    Corporation .........           -           -        11,244          89,760
  Other .................           -       2,977       (16,329)         61,295
                           ----------  ----------    ----------      ----------
    Total ...............  $  691,223  $  780,947    $   71,546      $2,112,761
                           ==========  ==========    ==========      ==========


                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note P - Selected Quarterly Financial Data (Unaudited)

     Quarterly results of operations and earnings per common share for 1996 and 1995 are summarized as follows:
                                              First     Second      Third     Fourth
                                             Quarter    Quarter    Quarter    Quarter
                                             -------    -------    -------    -------
                                             (000s omitted-except for per share data)
1996:
  Premiums earned ......................... $302,402   $319,109   $332,936   $346,305
  Net investment income ...................   34,502     36,291     36,028     38,570
  Realized investment gains ...............    5,365      5,761      5,480      7,574
  Other income ............................    5,522      6,011      5,940      5,653
                                            --------   --------   --------   --------
      Total revenues ...................... $347,791   $367,172   $380,384   $398,102
                                            ========   ========   ========   ========
      Net earnings ........................ $ 17,887   $ 20,573   $ 24,361   $ 23,810
                                            ========   ========   ========   ========
  Net earnings per common share ........... $   1.28   $   1.49   $   1.76   $   1.72
                                            ========   ========   ========   ========

1995:
  Premiums earned ......................... $175,058   $186,709   $183,902   $203,334
  Net investment income ...................   23,853     24,435     25,572     25,180
  Realized investment gains ...............    2,560        726      5,885      2,714
  Other income ............................      326        241      6,862      6,923
                                            --------   --------   --------   --------
      Total revenues ...................... $201,797   $212,111   $222,221   $238,151
                                            ========   ========   ========   ========
      Net earnings ........................ $ 17,062   $ 16,049   $ 17,257   $ 17,254
                                            ========   ========   ========   ========
  Net earnings per common share ........... $   1.20   $   1.13   $   1.21   $   1.22
                                            ========   ========   ========   ========

     The sum of quarterly per common share amounts may not agree with the corresponding annual amounts due to rounding or antidilution during certain quarters.

Note Q - Subsequent Events

     On January 13, 1997 Orion issued $125,000,000 of 8.73% Junior Subordinated Debentures due January 1, 2037 to Orion Capital Trust I, a Delaware statutory business trust sponsored by Orion. Orion Capital Trust I then sold $125,000,000 of 8.73% Capital Securities which mature on January 1, 2037 (the "Capital Securities") in a private placement. The Capital Securities are subordinate to all liabilities of the Company, and may be redeemed without premium on or after January 1, 2007. Orion agreed to register the Capital Securities under the Securities Act of 1933, and has accordingly filed a registration statement with the Securities and Exchange Commission.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                             PART III

     Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13) hereof is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting to be held on May 29, 1997. The Company intends to file the proxy material, which involves the election of directors, not later than 120 days after the close of the Company's fiscal year.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a) 1   Financial Statements:

        The following financial statements are included in
        Part II, Item 8.

                                                                Page
                                                                ----

Report of Management.................................             50

Independent Auditors' Report.........................             51

Orion Capital Corporation and Subsidiaries:

     December 31, 1996 and 1995

          Consolidated Balance Sheet.................        52 - 53

     For the years ended December 31, 1996, 1995 and
       1994

          Consolidated Statement of Earnings.........             54
          Consolidated Statement of Stockholders'
              Equity.................................             55
          Consolidated Statement of Cash Flows.......        56 - 57

     Notes to the Consolidated Financial Statements..        58 - 79


(a)  2. Financial Statement Schedules:

     Selected Quarterly Financial Data - for the years ended
December 31, 1996 and 1995 - Included in Part II, Item 8.

                                                              Page
                                                              ----
 Schedule     I      Consolidated Summary of
                        Investments - Other than
                        Investments in Related
                        Parties - December 31,
                        1996............................        S-1

                II      Condensed Financial
                        Information of Registrant -        S-2, S-3,
                        December 31, 1996, 1995            S-4, S-5,
                        and 1994........................   S-6

               III      Supplementary Insurance
                        Information - December 31,
                        1996, 1995 and 1994.............        S-7

                 V      Valuation and Qualifying
                        Accounts - December 31, 1996,
                        1995 and 1994...................        S-8

                VI      Supplemental Information
                        For Property - Casualty
                        Insurance Underwriters -
                        December 31, 1996, 1995 and
                        1994............................        S-9

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

   Exhibit 3(ii)       By-Laws of Orion, as amended on September 11, 1996.

   Exhibit 4(i) Certificate of Designation, Preferences and Rights of Series B Junior Participating
                       Preferred Stock of Orion, dated September 17,
                       1996.

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

   Exhibit 4(viii)     Indenture, dated as of January 13, 1997, between
                       Orion and the Bank of New York, as Trustee of Orion's 8.73% Junior Subordinated Deferrable
                       Interest Debentures; filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-21205).

   Exhibit 4(ix) Form of Exchange Debenture Certificate representing Orion's 8.73% Junior Subordinated Deferrable
                       Interest Debentures; filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-21205), filed on February 5, 1997.

   Exhibit 4(x) Certificate of Trust of Orion Capital Trust I, dated as of January 3, 1997; filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No. 333-21205), filed on February 5, 1997.

   Exhibit 4(xi) Declaration of Trust of Orion Capital Trust I, dated as of January 3, 1997; filed as Exhibit 4.4 to the Company's Registration Statement on Form S-4 (No. 333-21205), filed on February 5, 1997.

*Management contract or compensatory plan or arrangement.

   Exhibit 4(xii) Amended and Restated Declaration of Trust of Orion Capital Trust I, dated as of January 13, 1997; filed as Exhibit 4.5 to the Company's Registration Statement on Form S-4 (No. 333-21205), filed on February 5, 1997.

   Exhibit 4(xiii) Form of Certificate evidencing 8.73% Exchange Capital Securities of Orion Capital Trust I; filed as Exhibit 4.6 to the Company's Registration Statement on Form S-4 (No. 333-21205), filed on February 5, 1997.

   Exhibit 4(xiv) Capital Securities Guarantee Agreement, dated as of January 13, 1997, delivered by Orion as Guarantor and relating to the 8.73% Exchange Capital Securities; filed as Exhibit 4.7 to the Company's Registration Statement on Form S-4 (No. 333-21205), filed on February 5, 1997.

   Exhibit 10(i)*      Orion's Deferred Compensation Plan, as
                       amended; filed as Exhibit 10(i) to the
                       Company's Annual Report on Form 10-K for
                       1991.

   Exhibit 10(ii)*     Orion's 1982 Long-Term Performance Incentive
                       Plan, as amended.

   Exhibit 10(iii)*    Orion's 1994 Stock Option Plan for Non-
                       Employee Directors; filed as Exhibit 10(iii) to the Company's Annual Report on Form 10-K for 1994.

   Exhibit 10(iv)* Employment Agreement between Alan R. Gruber and Orion, dated as of March 19, 1993; filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for 1992.

   Exhibit 10(v)*      Amendment to Employment Agreement between
                       Alan R. Gruber and Orion, dated as of January 1,
                       1997.

   Exhibit 10(vi)* Employment Agreement between Robert B. Sanborn and Orion, dated as of March 19, 1993; filed as Exhibit 10(vi) to the Company's Annual Report on Form 10-K for 1992.

   Exhibit 10(vii)* Amendment to Employment Agreement between Robert B. Sanborn and Orion, dated as of January 1, 1997.

   Exhibit 10(viii)* Employment Agreement between Raymond W. Jacobsen and Orion, as amended and restated as of December 6, 1995; filed as Exhibit 10(vii) to the Company's Annual Report on Form 10-K for 1995.

*Management contract or compensatory plan or arrangement.

   Exhibit 10(ix)* Employment Agreement between W. Marston Becker and Orion, dated as of October 31, 1995; filed as
                       Exhibit 10(viii) to the Company's Annual Report on Form 10-K for 1995.

   Exhibit 10(x)* Amendment to Employment Agreement between W. Marston Becker and Orion, dated as of January 1, 1997.

   Exhibit 10(xi) Lease Agreement between Connecticut UTF, Inc., as lessor, and Security Insurance Company of Hartford ("Security"), as lessee, dated as of December 19, 1984; filed as Exhibit 10(xxxiii) to the Company's Annual Report on Form 10-K for l984.

   Exhibit 10(xii) Second Assignment of Lease and Agreement from Connecticut UTF, Inc. to Security, dated as of December 19, 1984; filed as Exhibit 10(xxxiv) to the Company's Annual Report on Form 10-K for 1984.

   Exhibit 10(xiii)    Purchase Money Second Mortgage from
                       Connecticut UTF, Inc., as mortgagor, to
                       Security, as mortgagee, dated as of
                       December 19, 1984; filed as Exhibit 10(xxxvi) to the Company's Annual Report on Form 10-K for 1984.

   Exhibit 10(xiv) Purchase Money Note, in the face amount of $2,800,000, from Connecticut UTF, Inc. to Security, dated December 19, 1984; filed as
                       Exhibit 10(xxxvi) to the Company's Annual
                       Report on Form 10-K for l984.

   Exhibit 10(xv) Guarantee from Orion to Connecticut UTF, Inc., dated as of December 19, 1984, guaranteeing the performance of Security under its lease with Connecticut UTF, Inc.; filed as Exhibit 10(xxxvii) to the Company's Annual Report on Form 10-K for 1984.

   Exhibit 10(xvi) Form of Indemnification Agreement, dated as of June 3, 1987, between Orion and each of its Directors and Executive Officers; filed as
                       Exhibit 10(xl) to the Company's Annual Report on Form 10-K for l987.

   Exhibit 10(xvii) Rights Agreement, dated as of September 11, 1996 between Orion and ChaseMellon Shareholder Services, L.L.C., as Rights Agent; filed as Exhibit 1 to the Company's Form 8-A filed on September 20, 1996.

*Management contract or compensatory plan or arrangement.

   Exhibit 10(xviii)*  Retirement Plan for Directors of Orion, as amended (September, 1994); filed as Exhibit 10(xvi) to the Company's Annual Report on Form 10-K for 1994.

   Exhibit 10(xix)*    Orion Supplemental Benefits Plan, filed as
                       Exhibit 10(xxv) to the Company's Annual Report on Form 10-K for 1991.

   Exhibit 10(xx)      Orion's Equity Incentive Plan, dated September 11,
                       1996.

   Exhibit 10(xxi) Shareholder Agreement, dated as of November 7, 1991 by and among the Company, Guaranty National Corporation and certain wholly-owned subsidiaries of the Company; filed as Exhibit 10(xxv) to the Company's Annual Report on
                       Form 10-K for 1991.

   Exhibit 10(xxii) Amendments to the Shareholder Agreement by and among the Company, Guaranty National Corporation and certain wholly-owned subsidiaries of the Company made as of February 2, 1994 and March 2, 1995; filed as Exhibit 10(xix) to the Company's Annual Report on Form 10-K for 1994.

   Exhibit 10(xxiii) Letter Agreement, dated September 13, 1993, by and between Orion and Intercargo Corporation; filed as Exhibit 10(xxii) to the Company's
                       Annual Report on Form 10-K for 1993.

   Exhibit 10(xxiv) Amendment, dated February 14, 1995, to the Letter Agreement by and between Orion Capital Corporation and Intercargo Corporation; filed as Exhibit 10(xxiii) to the Company's Annual Report on Form 10-K for 1994.

   Exhibit 10(xxv) Purchase Agreement by and between Sun Alliance USA Inc. and Orion, dated as of June 30, 1995; filed as
                       Exhibit 10(xxv) to the Company's Annual Report on Form 10-K for 1995.

   Exhibit 11          Statement re:  computation of earnings
                       per common share.

   Exhibit 21          Subsidiaries of Orion.

   Exhibit 23          Consents of Deloitte & Touche LLP

   Exhibit 27          Financial Data Schedule.

 *Management contract or compensatory plan or arrangement.

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

                            ORION CAPITAL CORPORATION



By: /s/ W. Marston Becker                             March 27, 1997
    ----------------------
        W. Marston Becker    Chairman of the Board
                             (Principal Executive
                             Officer)


By: /s/ Daniel L. Barry                               March 27, 1997
    ----------------------
        Daniel L. Barry      Senior Vice President and
                             Chief Financial Officer
                             (Principal Accounting and
                              Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the members of the Board of Directors of the Registrant) in the capacities and on the dates indicated:


  Signature and Title                                    Date
--------------------------                          --------------


/s/ W. Marston Becker                               March 27, 1997
--------------------------
    W. Marston Becker
    Chairman of the Board


/s/ Gordon F. Cheesbrough                           March 27, 1997
--------------------------
    Gordon F. Cheesbrough
       Director



--------------------------
    Bertram J. Cohn
       Director


/s/ John C. Colman                                  March 27, 1997
--------------------------
    John C. Colman
       Director


/s/ Victoria R. Fash                                March 27, 1997
--------------------------
    Victoria R. Fash
       Director


/s/ Alan R. Gruber                                  March 27, 1997
--------------------------
    Alan R. Gruber
       Director


/s/ Robert H. Jeffrey                               March 27, 1997
--------------------------
    Robert H. Jeffrey
       Director


/s/ Warren R. Lyons                                 March 27, 1997
--------------------------
    Warren R. Lyons
       Director


/s/ James K. McWilliams                             March 27, 1997
--------------------------
    James K. McWilliams
       Director

  Signature and Title                                     Date
--------------------------                           --------------


/s/ Ronald W. Moore                                  March 27, 1997
--------------------------
    Ronald W. Moore
       Director



--------------------------
    Robert B. Sanborn
       Director


/s/ William J. Shepherd                             March 27, 1997
--------------------------
    William J. Shepherd
       Director


/s/ John R. Thorne                                  March 27, 1997
--------------------------
    John R. Thorne
       Director


/s/ Roger B. Ware                                   March 27, 1997
--------------------------
    Roger B. Ware
       Director

                                  EXHIBIT INDEX



   Exhibit 3(ii)       By-Laws of Orion, as amended on September 11, 1996.

   Exhibit 4(i) Certificate of Designation, Preferences and Rights of Series B Junior Participating
                       Preferred Stock of Orion, dated September 17,
                       1996.

   Exhibit 10(ii)      Orion's 1982 Long-Term Performance Incentive
                       Plan, as amended.

   Exhibit 10(v)       Amendment to Employment Agreement between
                       Alan R. Gruber and Orion, dated as of January 1,
                       1997.

   Exhibit 10(vii) Amendment to Employment Agreement between Robert B. Sanborn and Orion, dated as of January 1, 1997.

   Exhibit 10(x) Amendment to Employment Agreement between W. Marston Becker and Orion, dated as of January 1, 1997.

   Exhibit 10(xx)      Orion's Equity Incentive Plan, dated September 11,
                       1996.

   Exhibit 11          Statement re:  computation of earnings
                       per common share.

   Exhibit 21          Subsidiaries of Orion.

   Exhibit 23          Consents of Deloitte & Touche LLP.

   Exhibit 27          Financial Data Schedule.

                                                                    SCHEDULE I
                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SUMMARY OF INVESTMENTS-OTHER THAN
                       INVESTMENTS IN RELATED PARTIES
                              December 31, 1996
                               (000s omitted)
==============================================================================
              Column A               Column B        Column C        Column D
              --------               --------        --------        --------
                                                                  Amount Shown
                                                                         on
Balance
          Type of Investment            Cost         Value            Sheet
______________________________________________________________________________
Fixed maturities held-to-maturity:
  Bonds -
    United States Government and
      government agencies and
      authorities ...............   $  119,058      $  119,844      $  119,058
    States, municipalities and
      political subdivisions ....      179,465         185,566         179,465
    Foreign governments .........           50              50              50
    All other corporate bonds ...       28,268          29,295          28,268
                                    ----------      ----------      ----------
                                       326,841         334,755         326,841
                                    ----------      ==========      ----------

Fixed maturities available-for-sale:
  Bonds -
    United States Government and
      government agencies and
      authorities ...............      321,087         326,670         326,670
    States, municipalities and
      political subdivisions ....      395,732         414,854         414,854
    Foreign governments .........        5,855           6,533           6,533
    Public utilities ............       15,679          16,350          16,350
    All other corporate bonds ...      312,016         323,166         323,166
  Redeemable preferred stocks ...      119,443         117,735         117,735
                                    ----------      ----------      ----------
                                     1,169,812       1,205,308       1,205,308

                                    ----------      ==========      ----------

Equity securities:
  Common stocks -
    Public utilities ............        8,624          10,614          10,614
    Banks, trusts and insurance
      companies .................       35,883          78,812          78,812
    Industrial, miscellaneous and
      all other .................       92,124         119,855         119,855
  Non-redeemable preferred stocks      151,439         152,312         152,312
                                    ----------      ----------      ----------
                                       288,070         361,593         361,593
                                    ----------      ==========      ----------

Mortgage loans on real estate ...        1,187                           1,187
Other long-term investments .....       88,942                          88,942
Short-term investments ..........      325,896                         325,896
                                    ----------                      ----------
      Total investments .........   $2,200,748                      $2,309,767
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

                                  ASSETS

                                                             December 31,
                                                         --------------------
                                                           1996        1995
                                                           ----        ----
Fixed maturities held at market (cost $347 - 1996 and
  $666 - 1995) ........................................  $    347    $    666

Short-term investments ................................    32,653      55,425

Cash ..................................................       320           3

Notes receivable and other assets .....................     7,232       4,476

Deferred federal income taxes .........................    23,544       8,739

Investment in subsidiaries ............................   729,476     651,781

Excess of cost over fair value of net assets acquired..    47,120      48,987
                                                         --------    --------

  Total assets ........................................  $840,692    $770,077
                                                         ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities .....................................  $ 35,902    $ 50,344

Due to affiliates .....................................    18,841      19,682

Notes payable .........................................   209,216     209,148
                                                         --------    --------

  Total liabilities ...................................   263,959     279,174

Stockholders' equity ..................................   576,733     490,903
                                                         --------    --------

  Total liabilities and stockholders' equity ..........  $840,692    $770,077
                                                         ========    ========

          See Notes to Condensed Financial Information of Registrant



                                                                  SCHEDULE II

                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         ORION CAPITAL CORPORATION
                           STATEMENT OF EARNINGS
                              (000s omitted)

                                                    Year Ended December 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                   ----      ----      ----
Revenues:
  Net investment income .......................  $  1,898  $  1,770  $    396
  Realized investment losses ..................      (319)     (800)        -
  Other income ................................       650       595       550
                                                 --------  --------  --------
                                                    2,229     1,565       946
                                                 --------  --------  --------
Expenses:
  Interest ....................................    17,835    15,537    13,190
  General and administrative ..................     3,671     3,106     3,676
  Amortization of excess of cost over fair
    value of net assets acquired ..............     1,867     1,470     1,110
                                                 --------  --------  --------
                                                   23,373    20,113    17,976
                                                 --------  --------  --------

Loss before federal income taxes and equity in
  net earnings of subsidiaries ................   (21,144)  (18,548)  (17,030)
Federal income taxes ..........................    30,059    20,284    16,301
                                                 --------  --------  --------
Loss before equity in net earnings of
  subsidiaries ................................   (51,203)  (38,832)  (33,331)
Equity in net earnings of subsidiaries ........   137,834   106,454    88,576
                                                 --------  --------  --------
Net earnings ..................................  $ 86,631  $ 67,622  $ 55,245
                                                 ========  ========  ========













           See Notes to Condensed Financial Information of Registrant


                                                                  SCHEDULE II
                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          ORION CAPITAL CORPORATION
                           STATEMENT OF CASH FLOWS
                               (000s omitted)

                                                   Year Ended December 31,
                                               ------------------------------
                                                 1996       1995       1994
                                                 ----       ----       ----
Cash flows from operating activities:
  Dividends received from subsidiaries ......  $ 35,286   $ 30,546   $ 30,013
  Net investment income collected ...........     1,919      1,737        212
  Federal income taxes received from
    subsidiaries ............................     7,455      4,500      6,000
  Interest paid .............................   (17,254)   (12,123)   (12,524)
  Other expenses paid .......................    (2,046)    (2,276)    (2,454)
  Other receipts ............................       903      1,268      3,230
                                               --------   --------   --------
   Net cash provided by operating activities.    26,263     23,652     24,477
                                               --------   --------   --------
Cash flows from investing activities:
  Purchase of fixed maturities ..............         -          -     (1,344)
  Net sales (purchases) of short-term
    investments .............................    22,770    (42,587)    (4,313)
  Investments in subsidiaries ...............         -      4,476        763
  Purchase of Guaranty National common stock.   (20,709)         -          -
  Acquisition of McGee ......................         -    (22,355)         -
  Other payments ............................    (2,588)       (99)      (795)
                                               --------   --------   --------
    Net cash used in investing activities ...      (527)   (60,565)    (5,689)
                                               --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of notes payable ...         -    110,413          -
  Proceeds from exercise of stock options ...        42        246        598
  Repayment of notes payable ................         -    (54,500)    (8,000)
  Dividends paid to stockholders ............   (14,886)   (12,717)   (11,263)
  Purchases of common stock .................   (10,558)    (6,689)       (38)
  Other payments ............................       (17)       (17)      (351)
                                               --------   --------   --------
    Net cash provided by (used in) financing
      activities ............................   (25,419)    36,736    (19,054)
                                               --------   --------   --------
    Net increase (decrease) in cash .........       317       (177)      (266)
  Cash balance, beginning of year ...........         3        180        446
                                               --------   --------   --------
  Cash balance, end of year .................  $    320   $      3   $    180
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
                                (000s omitted)


                                                   Year Ended December 31,
                                               ------------------------------
                                                 1996       1995      1994
                                                 ----       ----      ----
Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings ................................  $ 86,631   $ 67,622   $ 55,245
                                               --------   --------   --------
Adjustments:
  Equity in net earnings of subsidiaries ....  (137,834)  (106,454)   (88,576)
  Consolidating elimination of subsidiaries
    income taxes ............................    35,530     30,941     10,576
  Dividends received from subsidiaries ......    35,286     30,546     30,013
  Depreciation and amortization .............     3,016      2,594      2,064
  Deferred federal income taxes (benefit) ...    10,022     (3,881)     9,906
  Realized investment losses ................       319        800          -
  Amortization of discount on debt ..........        68         36         10

Change in assets and liabilities:
  Decrease (increase) in notes receivable and
    other assets ............................    (2,235)        90       (520)
  Increase (decrease) in taxes payable and
    other liabilities .......................    (3,746)     7,799     (1,668)
  Increase (decrease) in due to affiliates ..      (794)    (6,441)     7,427
                                               --------   --------   --------
    Total adjustments and changes ...........   (60,368)   (43,970)   (30,768)
                                               --------   --------   --------
  Net cash provided by operating activities..  $ 26,263   $ 23,652   $ 24,477
                                               ========   ========   ========










          See Notes to Condensed Financial Information of Registrant



                                                                  SCHEDULE II

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 Years Ended December 31, 1996, 1995 and 1994

Note A - Notes Payable

     Notes payable consist of the following:

                                                                  Estimated
                                           Carrying Value       Market Value
                                          -----------------  -----------------
          December 31,                      1996     1995      1996     1995
          ------------                      ----     ----      ----     ----
                                                     (000s omitted)
$110,000,000 face amount, 9 1/8% Senior
  Notes, due September 1, 2002 .......... $109,906 $109,894  $120,703 $125,642
$100,000,000 face amount, 7 1/4% Senior
  Notes, due July 15, 2005 ..............   99,310   99,254    97,660  104,160
                                          -------- --------  -------- --------
                                          $209,216 $209,148  $218,363 $229,802
                                          ======== ========  ======== ========

     As of December 31, 1996, $110,000,000 of the Registrant's debt is scheduled to be repaid on September 1, 2002 and the remaining $100,000,000 is due on July 15, 2005.

Note B - Expense Reimbursement and Management Fees

     During 1994 through 1996, the Registrant was reimbursed for payroll, office rental and other expenses incurred by it to support the operations of its insurance subsidiaries. This reimbursement of $7,410,000, $6,232,000 and $5,735,000 in 1996, 1995 and 1994, respectively, is accounted for as a reduction of general and administrative expenses. The Registrant received an investment management fee from Guaranty National of $650,000 in 1996, $595,000 in 1995 and $550,000 in 1994.

                                                                                                                       SCHEDULE III
                                             ORION CAPITAL CORPORATION AND SUBSIDIARIES
                                                 SUPPLEMENTARY INSURANCE INFORMATION
                                                           (000s omitted)
-----------------------------------------------------------------------------------------------------------------------------------
  Column A      Column B   Column C   Column D  Column E  Column F   Column G   Column H    Column I  Column J  Column J  Column K
  --------      --------   --------   --------  --------  --------   --------   --------    --------  --------  --------  --------
                           Reserve
                          For Unpaid           Dividends                                  Amortization
               Deferred     Losses              Payable                          Losses   of Deferred           Policy-
                Policy     and Loss               to                   Net      and Loss    Policy      Other   holders'
              Acquisition Adjustment  Unearned  Policy-   Premiums  Investment Adjustment Acquisition Insurance Dividend  Premiums
  Segment        Costs     Expenses   Premiums  holders    Earned     Income    Expenses     Costs    Expenses  Expenses  Written
                                                                       (a)
___________________________________________________________________________________________________________________________________
1996:
Regional
  Operations .. $ 33,160  $  466,022  $ 83,920  $20,489  $  356,809  $ 38,226   $209,705    $ 91,991   $11,244  $18,523  $  353,041
Special
  Programs ....   58,552     955,706   258,103    2,000     462,295    62,646    335,503     137,625     6,246    5,111     489,848
Guaranty
  National ....   44,456     363,936   154,226        -     481,648    39,439    337,784     133,931    10,422        -     491,232
Other .........        -           -         -        -           -     5,080          -           -         -        -           -
                --------  ----------  --------  -------  ----------  --------   --------    --------   -------  -------  ----------
                $136,168  $1,785,664  $496,249  $22,489  $1,300,752  $145,391   $882,992    $363,547   $27,912  $23,634  $1,334,121
                ========  ==========  ========  =======  ==========  ========   ========    ========   =======  =======  ==========
1995:
Regional
  Operations .. $ 29,516  $  460,597  $ 84,360  $16,799  $  322,098  $ 35,750   $201,054    $ 73,544   $11,302  $17,231  $  332,598
Special
  Programs ....   48,157     814,385   217,745    2,147     426,905    59,584    311,179     121,937    10,260    4,559     424,838
Other .........        -           -         -        -           -     3,706          -           -         -        -           -
                --------  ----------  --------  -------  ----------  --------   --------    --------   -------  -------  ----------
                $ 77,673  $1,274,982  $302,105  $18,946  $  749,003  $ 99,040   $512,233    $195,481   $21,562  $21,790  $  757,436
                ========  ==========  ========  =======  ==========  ========   ========    ========   =======  =======  ==========
1994:
Regional
  Operations .. $ 21,313  $  463,360  $ 62,431  $11,179  $  278,040  $ 29,287   $186,437    $ 55,986   $ 9,871  $12,404  $  279,738
Special
  Programs ....   48,824     717,969   194,424    1,472     413,183    53,209    311,686     109,122    11,590    2,432     432,317
Other .........        -           -         -        -           -     2,419          -           -         -        -           -
                --------  ----------  --------  -------  ----------  --------   --------    --------   -------  -------  ----------
                $ 70,137  $1,181,329  $256,855  $12,651  $  691,223  $ 84,915   $498,123    $165,108   $21,461  $14,836  $  712,055
                ========  ==========  ========  =======  ==========  ========   ========    ========   =======  =======  ==========

(a)  Net investment income for Regional Operations and Special Programs is allocated on the basis of cash flow.

                                                                    SCHEDULE V

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (000s omitted)


===============================================================================
    Column A          Column B           Column C          Column D   Column E
    --------          --------           --------          --------   --------
                                         Additions
                                  ----------------------
                                      (1)        (2)
                     Balance at   Charged to  Charged to             Balance at
                    Beginning of   Costs and    Other     Deductions   End of
  Description          Period      Expenses    Accounts      (a)       Period
_______________________________________________________________________________
1996:
Allowance for
  doubtful accounts-
  Accounts and notes
    receivable         $3,212
    Consolidation of
      Guaranty
      National            374
                       ------
                       $3,586       $1,517      $    -      $1,407     $3,696
                       ======       ======      ======      ======     ======

1995:
Allowance for
  doubtful accounts-
  Accounts and notes
    receivable         $1,954       $1,689      $    -      $  431     $3,212
                       ======       ======      ======      ======     ======

1994:
Allowance for
  doubtful accounts-
  Accounts and notes
    receivable         $1,859       $1,030      $    -      $  935     $1,954
                       ======       ======      ======      ======     ======

     (a)  Accounts written off







                                                                                                                         SCHEDULE VI
                                                            ORION CAPITAL CORPORATION AND SUBSIDIARIES
                                               SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS
                                                                          (000s omitted)
====================================================================================================================================
   Column A      Column B   Column C   Column D Column E  Column F   Column G      Column H         Column I    Column J   Column K
   --------      --------   --------   -------- --------  --------   --------      --------         --------    --------   --------
                             Reserve                                              Losses and
                               for                                              Loss Adjustment
                             Unpaid                                            Expenses Incurred  Amortization    Paid
                 Deferred    Losses    Discount                                    Related to     of Deferred    Losses
  Affiliation     Policy    and Loss   Deducted                        Net        (1)      (2)       Policy     and Loss
     with      Acquisition Adjustment in Column Unearned  Premiums  Investment  Current   Prior   Acquisition  Adjustment  Premiums
  Registrant      Costs     Expenses     (C)    Premiums   Earned     Income     Year     Year       Costs      Expenses   Written
                                         (a)
____________________________________________________________________________________________________________________________________
1996 (b):
 Consolidated
  property and
  casualty
  entities       $136,168  $1,785,664   $4,100  $496,249 $1,300,752  $140,311  $874,123  $ 8,869    $363,547    $794,889  $1,334,121
                 ========  ==========   ======  ======== ==========  ========  ========  =======    ========    ========  ==========
1995:
 Consolidated
  property and
  casualty
  entities       $ 77,673  $1,274,982   $4,100  $302,105 $  749,003  $ 95,334  $500,514  $11,719    $195,481    $409,797  $  757,436
                 ========  ==========   ======  ======== ==========  ========  ========  =======    ========    ========  ==========

1994:
 Consolidated
  property and
  casualty
  entities       $ 70,137  $1,181,329   $4,100  $256,855 $  691,223  $ 82,496  $480,826  $17,297    $165,108    $437,386  $  712,055
                 ========  ==========   ======  ======== ==========  ========  ========  =======    ========    ========  ==========

(a)  Discount deducted in Column C is computed using a statutory interest rate of 3.5% for certain workers compensation losses.
(b)  1996 amounts include Guaranty National Corporation on a consolidated basis.

                                                                     S-9