Form 10-Q
period 1997-03-31
ORION CAPITAL CORP
filed 1997-05-07
CIK 74931

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


        (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997

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

13,760,551 shares of Common Stock, $1.00 par value, of the registrant were outstanding on May 5, 1997.


                            Page 1 of 27
                 Exhibit Index Appears at Page 23

                        ORION CAPITAL CORPORATION

                             FORM 10-Q INDEX

                  For the Quarter Ended March 31, 1997




                                                                    Page
                                                                   Number
                                                                   ------

PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:
    Consolidated Balance Sheet at March 31, 1997 (Unaudited)
      and December 31, 1996 ..................................     3 - 4

    Consolidated Statement of Earnings for the three-months
      ended March 31, 1997 and 1996 (Unaudited) ..............         5

    Consolidated Statement of Stockholders' Equity for the
      three-months ended March 31, 1997 and 1996 (Unaudited),
      and for the year ended December 31, 1996 ...............         6

    Consolidated Statement of Cash Flows for the three-months
      ended March 31, 1997 and 1996 (Unaudited) ..............     7 - 8

    Notes to Consolidated Financial Statements (Unaudited) ...     9 - 11

    Independent Accountants' Review Report ...................         12

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............    13 - 20

PART II.  OTHER INFORMATION ..................................         21

                        PART 1. FINANCIAL INFORMATION
                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                               (000s omitted)

                                              March 31, 1997     December 31,
                                                (Unaudited)          1996
                                              --------------     ------------
Investments:
  Fixed maturities at amortized cost
    (market $331,541 - 1997 and $334,755 -
    1996) ..................................    $  328,279        $  326,841
  Fixed maturities at market (amortized
    cost $1,352,446  - 1997 and
    $1,169,812 - 1996) .....................     1,361,948         1,205,308
  Common stocks at market (cost $143,258 -
    1997 and $136,631 - 1996) ..............       201,158           209,281
  Non-redeemable preferred stocks at
    market (cost $159,764 - 1997 and
    $151,439 - 1996) .......................       162,828           152,312
  Other long-term investments ..............        85,110            90,129
  Short-term investments ...................       311,441           325,896
                                                ----------        ----------
     Total investments .....................     2,450,764         2,309,767

Cash .......................................         5,606            11,607
Accrued investment income ..................        28,212            25,724
Investment in affiliate ....................        22,616            22,170
Accounts and notes receivable ..............       182,068           181,495
Reinsurance recoverables and prepaid
  reinsurance ..............................       506,912           517,209
Deferred policy acquisition costs ..........       139,478           136,168
Property and equipment .....................        66,981            68,763
Excess of cost over fair value of net
  assets acquired ..........................        80,449            81,198
Deferred federal income taxes ..............        38,527            23,554
Other assets ...............................        86,843            86,702
                                                ----------        ----------
     Total assets ..........................    $3,608,456        $3,464,357
                                                ==========        ==========





          See Notes to Consolidated Financial Statements (Unaudited)



                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                   (000s omitted - except for share data)

                                                  March 31, 1997  December 31,
                                                    (Unaudited)       1996
                                                  --------------  ------------
Liabilities:
  Policy liabilities -
    Losses ......................................   $1,422,149     $1,421,920
    Loss adjustment expenses ....................      372,652        363,744
    Unearned premiums ...........................      497,114        496,249
    Policyholders' dividends ....................       20,780         22,489
                                                    ----------     ----------
      Total policy liabilities ..................    2,312,695      2,304,402
  Notes payable .................................      310,734        310,904
  Other liabilities .............................      237,163        227,087
                                                    ----------     ----------
      Total liabilities .........................    2,860,592      2,842,393
                                                    ----------     ----------

Contingencies (Note F)

Minority interest in subsidiary ................        45,435         45,231
                                                    ----------     ----------
Company-obligated mandatorily redeemable
  capital securities of subsidiary trust
  holding solely the Junior Subordinated
  Debentures of Orion .........................        125,000              -
                                                    ----------     ----------
Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares;
    issued and outstanding - none
  Common stock, $1 par value; authorized
    30,000,000 shares; issued 15,337,650 shares..       15,338         15,338
  Capital surplus ...............................      158,592        158,587
  Net unrealized investment gains, net of
    federal income taxes of $18,811 - 1997 and
    $31,674 - 1996 ..............................       48,164         72,260
  Net unrealized foreign exchange translation
    losses, net of federal income taxes of
    $217 - 1997 and $414 - 1996 .................       (2,530)        (2,164)
  Retained earnings .............................      396,414        370,793
  Treasury stock, at cost (1,580,099 shares -
    1997 and 1,569,115 shares - 1996) ...........      (35,668)       (34,980)
  Deferred compensation on restricted stock .....       (2,881)        (3,101)
                                                    ----------     ----------
      Total stockholders' equity ................      577,429        576,733
                                                    ----------     ----------
      Total liabilities and stockholders' equity.   $3,608,456     $3,464,357
                                                    ==========     ==========

          See Notes to Consolidated Financial Statements (Unaudited)


                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)
                (000s omitted-except for per common share data)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1997            1996
                                                     ----            ----
Revenues:
  Premiums earned .............................    $323,963        $302,402
  Net investment income .......................      40,221          34,502
  Realized investment gains ...................      15,789           5,365
  Other income ................................       4,939           5,522
                                                   --------        --------
    Total revenues ............................     384,912         347,791
                                                   --------        --------

Expenses:
  Losses incurred .............................     170,015         168,800
  Loss adjustment expenses ....................      48,987          43,177
  Amortization of deferred policy acquisition
    costs .....................................      94,798          78,439
  Other insurance expenses ....................       6,119           8,836
  Dividends to policyholders ..................       5,064           3,946
  Interest expense ............................       6,123           6,175
  Other expenses ..............................      11,029          10,704
                                                   --------        --------
    Total expenses ............................     342,135         320,077
                                                   --------        --------

Earnings before equity in earnings (loss) of
  affiliate, federal income taxes and minority
  interest expense ............................      42,777          27,714
Equity in earnings (loss) of affiliate ........         587            (840)
                                                   --------        --------
Earnings before federal income taxes and
  minority interest expense ...................      43,364          26,874
Federal income taxes ..........................       9,921           6,066

Minority interest expense:
  Subsidiary earnings .........................       1,599           2,921
  Subsidiary trust preferred securities .......       2,366               -
                                                   --------        --------

  Net earnings ................................    $ 29,478        $ 17,887
                                                   ========        ========

  Net earnings per common share ...............    $   2.12        $   1.28
                                                   ========        ========


          See Notes to Consolidated Financial Statements (Unaudited)


                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (000s omitted)

                                             Three Months Ended
                                                  March 31,        Year Ended
                                                 (Unaudited)      December 31,
                                             -------------------  ------------
                                               1997       1996        1996
                                               ----       ----        ----
Common stock .............................   $ 15,338   $ 15,338    $ 15,338
                                             ========   ========    ========
Capital surplus:
  Balance, beginning of period ...........   $158,587   $146,658    $146,658
  Exercise of stock options and issuance /
    cancellation of restricted stock .....          5       (328)         29
  Recognition of pre-reorganization
    federal income tax benefits ..........          -          -      11,900
                                             --------   --------    --------
  Balance, end of period .................   $158,592   $146,330    $158,587
                                             ========   ========    ========
Net unrealized investment gains (losses):
  Balance, beginning of period ...........   $ 72,260   $ 63,255    $ 63,255
  Change in unrealized investment gains
    (losses), net of taxes ...............    (24,096)   (14,368)      9,005
                                             --------   --------    --------
  Balance, end of period .................   $ 48,164   $ 48,887    $ 72,260
                                             ========   ========    ========
Net unrealized foreign exchange
  translation losses:
  Balance, beginning of period ...........   $ (2,164)  $ (3,935)   $ (3,935)
  Change in unrealized foreign exchange
    translation losses, net of taxes .....       (366)       250       1,771
                                             --------   --------    --------
  Balance, end of period .................   $ (2,530)  $ (3,685)   $ (2,164)
                                             ========   ========    ========
Retained earnings:
  Balance, beginning of period ...........   $370,793   $298,452    $298,452
  Net earnings ...........................     29,478     17,887      86,631
  Dividends declared .....................     (3,857)    (3,472)    (14,290)
                                             --------   --------    --------
  Balance, end of period .................   $396,414   $312,867    $370,793
                                             ========   ========    ========
Treasury stock:
  Balance, beginning of period ...........   $(34,980)  $(26,534)   $(26,534)
  Exercise of stock options and issuance /
    cancellation of restricted stock .....         24        453       2,702
  Acquisition of treasury stock ..........       (712)    (3,886)    (11,148)
                                             --------   --------    --------
  Balance, end of period .................   $(35,668)  $(29,967)   $(34,980)
                                             ========   ========    ========
Deferred compensation on restricted stock:
  Balance, beginning of period ...........   $ (3,101)  $ (2,331)   $ (2,331)
  Issuance / cancellation of restricted
    stock ................................         43        124      (1,827)
  Amortization of deferred compensation on
    restricted stock .....................        177        229       1,057
                                             --------   --------    --------
  Balance, end of period .................   $ (2,881)  $ (1,978)   $ (3,101)
                                             ========   ========    ========

          See Notes to Consolidated Financial Statements (Unaudited)




                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                                (000s omitted)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Premiums collected ...........................    $ 338,054     $ 317,222
  Net investment income collected ..............       31,585        33,053
  Losses and loss adjustment expenses paid .....     (206,694)     (192,435)
  Policy acquisition costs paid ................     (108,608)     (100,789)
  Dividends paid to policyholders ..............       (6,773)       (4,665)
  Interest paid ................................      (10,280)      (10,322)
  Federal income tax refunds (payments) ........          139        (1,368)
  Other payments ...............................      (13,406)       (2,502)
                                                    ---------     ---------
    Net cash provided by operating activities ..       24,017        38,194
                                                    ---------     ---------
Cash flows from investing activities:
  Maturities of fixed maturity investments .....       31,429        26,489
  Sales of fixed maturity investments ..........       67,614        86,280
  Sales of equity securities ...................       49,527        28,128
  Investments in fixed maturities ..............     (272,297)     (100,378)
  Investments in equity securities .............      (49,379)      (25,765)
  Effect on cash of consolidating Guaranty
    National ...................................            -         6,794
  Net sales (purchases) of short-term
    investments ................................       15,068       (25,179)
  Other receipts (payments) ....................        9,324        (4,378)
                                                    ---------     ---------
    Net cash used in investing activities ......     (148,714)       (8,009)
                                                    ---------     ---------
Cash flows from financing activities:
  Net proceeds from issuance of trust preferred
    securities .................................      123,242             -
  Proceeds from exercise of stock options ......          195             -
  Repayment of notes payable ...................         (188)         (750)
  Dividends paid to stockholders ...............       (3,856)       (3,213)
  Dividends paid to minority stockholders ......         (363)         (954)
  Purchases of common stock ....................         (315)       (3,417)
  Other payments ...............................            -           (12)
                                                    ---------     ---------
    Net cash provided by (used in) financing
      activities ...............................      118,715        (8,346)
                                                    ---------     ---------
Effect of foreign exchange rate changes on
  cash .........................................          (19)         (163)
                                                    ---------     ---------
    Net increase (decrease) in cash ............       (6,001)       21,676
Cash balance, beginning of period ..............       11,607         3,584
                                                    ---------     ---------
Cash balance, end of period ....................    $   5,606     $  25,260
                                                    =========     =========

          See Notes to Consolidated Financial Statements (Unaudited)



                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                 (UNAUDITED)
                                (000s omitted)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1997            1996
                                                      ----            ----
Reconciliation of net earnings to net
  cash provided by operating activities:
Net earnings ..................................     $ 29,478        $ 17,887
                                                    --------        --------
Adjustments:
  Depreciation and amortization ...............        3,140           2,638
  Amortization of excess of cost over fair
    value of net assets acquired ..............          749             769
  Deferred federal income taxes ...............       (1,353)            546
  Amortization of fixed maturity investments ..         (166)           (497)
  Non-cash investment income ..................       (4,835)         (3,214)
  Equity in (earnings) loss of affiliates .....         (587)            840
  Dividends received from affiliates ..........          171             137
  Realized investment gains ...................      (15,789)         (5,365)
  Minority interest in subsidiary earnings ....        1,599           2,921
  Foreign exchange translation adjustment .....          142             544
  Other .......................................         (160)            (11)

Change in assets and liabilities:
  Decrease (increase) in accrued investment
    income ....................................       (2,478)          1,313
  Increase in accounts and notes receivable ...         (573)         (2,170)
  Decrease (increase) in reinsurance
    recoverables and prepaid reinsurance ......       10,297         (20,765)
  Increase in deferred policy acquisition costs       (3,310)         (7,544)
  Decrease (increase) in other assets .........       (1,058)          4,348
  Increase in losses ..........................          229          27,325
  Increase in loss adjustment expenses ........        8,908           2,876
  Increase in unearned premiums ...............          865          26,681
  Decrease in policyholders' dividends ........       (1,709)           (719)
  Increase (decrease) in other liabilities ....          457         (10,346)
                                                    --------        --------
    Total adjustments and changes .............       (5,461)         20,307
                                                    --------        --------
Net cash provided by operating activities .....     $ 24,017        $ 38,194
                                                    ========        ========




           See Notes to Consolidated Financial Statements (Unaudited)

                                     Page 8

                ORION CAPITAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                Three Months Ended March 31, 1997 and 1996

Note A - Basis of Financial Statement Presentation

     The consolidated financial statements and notes thereto are prepared in accordance with generally accepted accounting principles for property and casualty insurance companies. The consolidated financial statements include Orion Capital Corporation ("Orion") and its majority-owned subsidiaries (collectively the "Company"). The Company's investment in its unconsolidated affiliate is accounted for using the equity method. All material intercompany balances and transactions have been eliminated.

     The Company completed a tender offer for Guaranty National Corporation ("Guaranty National") common stock in July 1996, and increased its ownership of Guaranty National from 49.5% to 81%. The Company's interest in Guaranty National was included on an equity basis in financial statements previously issued for the first quarter of 1996. Results for the first quarter of 1996 have been restated to reflect the consolidation of Guaranty National in the Company's financial statements. A minority interest charge has been recorded for the portion of Guaranty National's earnings attributable to the shares not owned by the Company for both the 1997 and 1996 periods.

     In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's results of operations, financial position and cash flows for all periods presented. Although these consolidated financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 annual report on Form 10-K.

Note B - Investment in Affiliate

     As of March 31, 1997 the Company owned 24.8% of the common stock of Intercargo Corporation ("Intercargo"), a publicly-held company. The Company records its share of Intercargo's operating results in the subsequent quarter, after Intercargo has reported its financial results. Summarized financial information of Intercargo for the three months ended March 31, 1997 and 1996 is as follows:

                                                     Three Months Ended
                                                           March 31,
                                                     ------------------
                                                       1997      1996
                                                       ----      ----
                                                       (000s omitted)
Revenues:
  Premiums earned .................................  $ 16,357  $ 21,628
  Investment and other income .....................     3,751     2,251
                                                     --------  --------
                                                       20,108    23,879
                                                     --------  --------
Expenses:
  Insurance expenses ..............................    17,701    27,865
  Interest ........................................       265       282
                                                     --------  --------
                                                       17,966    28,147
                                                     --------  --------
Earnings (loss) before equity in earnings of
  affiliate and federal income taxes ..............     2,142    (4,268)
Equity in earnings of affiliate ...................       985         -
Federal income (taxes) benefit ....................      (264)      629
                                                     --------  --------
  Net earnings (loss) .............................  $  2,863  $ (3,639)
                                                     ========  ========
The Company's proportionate share, including
  amortization of goodwill ........................  $    587  $   (840)
                                                     ========  ========

Note C - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information:

                                            Three Months Ended March 31,
                                            ----------------------------
                                                  1997         1996
                                                  ----         ----
                                                    (000s omitted)

Direct premiums written ..................      $371,511     $347,859
Reinsurance assumed ......................        25,242       47,044
                                                --------     --------
Gross premiums written ...................       396,753      394,903
Reinsurance ceded ........................       (62,528)     (73,957)
                                                --------     --------
Net premiums written .....................      $334,225     $320,946
                                                ========     ========

Direct premiums earned ...................      $362,119     $328,210
Reinsurance assumed ......................        33,522       41,375
                                                --------     --------
Gross premiums earned ....................       395,641      369,585
Reinsurance ceded ........................       (71,678)     (67,183)
                                                --------     --------
Net premiums earned ......................      $323,963     $302,402
                                                ========     ========
Loss and loss adjustment expenses incurred
  recoverable from reinsurers ............      $ 32,576     $ 23,420
                                                ========     ========

Note D - Trust Preferred Securities

     On January 13, 1997 Orion issued $125,000,000 of 8.73% Junior Subordinated Deferrable Interest Debentures due January 1, 2037 (the "Debentures") to Orion Capital Trust I (the "Trust"), a Delaware statutory business trust sponsored by Orion. The Trust simultaneously sold $125,000,000 of 8.73% Capital Securities (the "Trust Preferred Securities") which have substantially the same terms as the Debentures. The Trust Preferred Securities are subordinate to all liabilities of the Company, and may be redeemed without premium on or after January 1, 2007. Orion registered the Trust Preferred Securities under the Securities Act of 1933 in April 1997.

     The Trust is wholly owned by Orion and the sole assets of the Trust are the Debentures issued by Orion. Orion has provided a full and unconditional guaranty of the Trust's obligations under the Trust Preferred Securities, including all costs, expenses, debts and liabilities of the Trust.

Note E - Stockholders' Equity and Earnings Per Common Share

     The Company repurchased 11,396 shares of its common stock at an aggregate cost of $712,000 in the first three months of 1997. The remaining authorization from the Company's Board of Directors was $4,017,000 as of March 31, 1997.

     Earnings per common share was computed using the weighted average common and dilutive common equivalent shares outstanding for the three months ended March 31, 1997 and 1996. The weighted average common and equivalent shares amounted to 13,899,000 and 13,997,000 shares for the quarters ended March 31, 1997 and 1996, respectively.

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" which establishes new guidelines for the computation and disclosure of earnings per share. SFAS No. 128 is required to be adopted at the end of 1997. Current earnings per share ("EPS") disclosures will be replaced by Basic EPS and Diluted EPS as defined in SFAS No. 128. Pro forma Basic EPS and Diluted EPS computed in accordance with SFAS No. 128 would be $2.16 and $2.12 for the first quarter of 1997 and $1.29 and $1.28 for the first quarter of 1996, respectively.

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

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Orion Capital Corporation
New York, New York

     We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of March 31, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Orion Capital Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended; and in our report dated February 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. The consolidated statements of earnings and cash flows for the year ended December 31, 1996 are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 and related consolidated statement of stockholders' equity for the year then ended is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.


DELOITTE & TOUCHE LLP


Hartford, Connecticut
April 23, 1997

               ORION CAPITAL CORPORATION AND SUBSIDIARIES

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
               Three Months Ended March 31, 1997 and 1996

RESULTS OF OPERATIONS

     Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The Company reports its insurance operations in three segments. In addition, the miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment. The three insurance segments are as follows:

     Regional Operations - this segment includes the workers compensation insurance products and services sold by the EBI Companies.

     Special Programs - this segment is comprised of several parts

       - DPIC Companies, which markets professional liability insurance;

       -  Connecticut Specialty, which writes specialty insurance programs;

       - Wm. H. McGee, an underwriting management company that specializes in ocean marine, inland marine and commercial property insurance; and

       - the Company's 24.8% interest in Intercargo Corporation, which sells insurance coverages for international trade.

     Guaranty National - this segment specializes primarily in non-standard automobile insurance and other property insurance.

     Earnings (loss) by segment before federal income taxes and minority interest expense are summarized as follows for the quarterly periods ended March 31, 1997 and 1996:

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1997      1996
                                                       ----      ----
                                                       (000s omitted)

Regional Operations ...............................  $20,698   $12,815
Special Programs ..................................   16,905    11,947
Guaranty National .................................   11,054     7,241
                                                     -------   -------
                                                      48,657    32,003
Other .............................................   (5,293)   (5,129)
                                                     -------   -------
  Total ...........................................  $43,364   $26,874
                                                     =======   =======


     The Company completed a tender offer for Guaranty National common stock in July 1996, and increased its ownership of Guaranty National from 49.5% to 81%. This has enabled the Company to share in a larger percentage of Guaranty National's earnings in the first quarter of 1997 as compared to the 1996 period, and to benefit from its inclusion in Orion's federal income tax return. Guaranty National's improved operating performance has also favorably impacted the Company's earnings for the 1997 quarter. The Company's interest in Guaranty National was included on an equity basis in financial statements previously issued for the first quarter of 1996. Results for the first quarter of 1996 have been restated to reflect the consolidation of Guaranty National in Orion's financial statements. A minority interest charge has been recorded for the portion of Guaranty National's earnings attributable to the shares not owned by the Company for both the 1997 and 1996 periods.

REVENUES

Premiums written and premiums earned
------------------------------------
     Net premiums written for the Company by segment are as follows:

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                 1997      1996
                                                 ----      ----
                                                 (000s omitted)

          Regional Operations .............    $ 87,782  $ 91,605
          Special Program .................     108,146   105,728
          Guaranty National ...............     138,297   123,613
                                               --------  --------
                                               $334,225  $320,946
                                               ========  ========

     Regional Operations' net premiums written decreased 4.2% in the first quarter of 1997 as compared to the first quarter of 1996 due to lower premium rates. Legislative reforms in certain states have led to an increasingly competitive workers compensation marketplace with lower premium rates commensurate with reduced benefit levels. Commission expenses were proportionately reduced by the lower rates. The rate reductions were partially offset by increased premiums written from EBI Companies' selective geographic expansion and penetration, including the opening of three branch offices in 1997 and seven in 1996 in territories where the Company believes it will benefit from its service oriented approach.

     Special Programs' net premiums written during the first quarter of 1997 increased 2.3% from the first quarter of 1996, or 16.4% excluding premiums from the Company's assumed reinsurance business that is being run off. Premiums written by DPIC Companies for professional liability insurance decreased .7% to $43,921,000 in 1997's first quarter from $44,228,000 for the first quarter of 1996. The decrease is primarily attributable to a very competitive market offset in large part by the continuation of a high level of policy renewals. Premium volume for Connecticut Specialty increased 30.9% to $45,819,000 in the first quarter of 1997 from $35,013,000 in the 1996 period. The increase in premiums was primarily from transportation programs, including truck liability and physical damage coverages, as well as increases in low exposure professional liability programs. Also, premiums written for most Connecticut Specialty programs increased in 1997 over the 1996 first quarter from higher retentions after a change in reinsurance effective May 1996. Premiums written by Wm. H. McGee increased 45.2% to $12,731,000 in 1997's first quarter from $8,770,000 in 1996's first quarter. The increase is principally the result of the Company's greater participation in the underwriting pools managed by McGee.

     Guaranty National's net premiums written for the first quarter of 1997 increased 11.9% over the first quarter of 1996. Net premiums written for personal lines increased 26.9% to $82,120,000 in 1997's first quarter from $64,703,000 in the same period of 1996. The increase for personal lines was primarily attributable to legislation in California which requires all drivers to have liability insurance, which significantly increased our one-month policy business. Commercial lines premiums decreased 14.4% to $33,573,000 in 1997 from $39,201,000 during 1996's first quarter. The majority of the decrease for commercial lines was from lower production in the commercial auto and umbrella programs, increased competition by standard carriers in the nonstandard marketplace, and the effect of both agent and program cancellations during 1996. Premiums written by the collateral protection unit were $22,604,000 for the first quarter of 1997, up 14.7% from $19,709,000 for the comparable period in 1996. The premium volume growth for this unit comes from increased writing in new programs for automobile financing GAP and mortgage fire coverages, and from a new warranty program.

     Premiums earned increased 7.1% to $323,963,000 in the first quarter of 1997 compared to $302,402,000 in the first quarter of 1996. Premiums earned reflects the recognition in income of the changing levels of net premium writings.

Net investment income
---------------------
      Pre-tax net investment income increased 16.6% to $40,221,000 for the first quarter of 1997 from $34,502,000 for the first quarter of 1996. The pre-tax yields on the average investment portfolio were 7.3% for the first quarter of 1997 and 6.5% for the first quarter of 1996 and the after-tax yields were 5.6% and 5.2%, respectively. The increase in net investment income results from increased earnings both on a higher investment base and from investments in limited partnerships. The higher investment base includes the proceeds related to the issuance of $125,000,000 of trust preferred securities in January 1997 and our positive operating cash flow. Limited partnership earnings increased to $4,617,000 in the first quarter of 1997 from $2,955,000 for the 1996 period.

     Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value. The carrying value of fixed maturity and short-term investments amounted to $2,001,668,000 and $1,858,045,000, or approximately 81.5% and 80.0% of the Company's cash and investments at March 31, 1997 and December 31, 1996, respectively.

     The Company's investment philosophy is to achieve a superior rate of return after taxes while maintaining a proper balance of safety, liquidity, maturity and marketability. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. At March 31, 1997 and December 31, 1996, the Company's investments in non-investment grade and unrated fixed maturity securities were carried at $273,284,000 and $219,473,000, respectively. These investments represented 11.1% and 9.5% of cash and investments and 7.6% and 6.3% of total assets at March 31, 1997 and December 31, 1996, respectively.

Realized investment gains
-------------------------
     Net realized investment gains increased $10,424,000 to $15,789,000 in the first quarter of 1997 from $5,365,000 in the first quarter of 1996. Realized investment gains in the first quarters of 1997 and 1996 are net of $1,778,000 and $1,168,000, respectively, of provisions for losses on securities deemed to be other than temporarily impaired. Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors.

EXPENSES AND OTHER

Operating ratios
----------------
     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company and the ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") by segment.

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1997       1996
                                                       ----       ----
Loss and loss adjustment expenses .................    67.6%      70.1%
Policy acquisition costs and other insurance
  expenses ........................................    31.1       28.9
                                                      -----      -----
    Total before policyholders' dividends .........    98.7       99.0
Policyholders' dividends ..........................     1.6        1.3
                                                      -----      -----
    Total after policyholders' dividends ..........   100.3%     100.3%
                                                      =====      =====

Loss and loss adjustment expense ratio by segment:
  Regional Operations  ............................    58.5%      65.8%
  Special Programs ................................    73.0%      70.0%
  Guaranty National ...............................    69.1%      73.5%


     Management believes that the Company's reserves for loss and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred. Adverse development of prior years' losses amounted to $1,542,000 in the first quarter of 1997, compared with $1,359,000 in the 1996 period.

     The improvement in the loss ratio for the Regional Operations segment results from favorable loss experience achieved by EBI Companies through its service oriented approach of working with its customers to prevent losses and reduce claim costs.

     The increase in the loss ratio for the Special Programs segment is attributable in large part to losses from certain programs cancelled by Connecticut Specialty, and higher initial reserving by DPIC Companies.

     Each of Guaranty National's units had lower loss ratios in 1997's first quarter versus the comparable 1996 period. The largest impact was from lower losses from personal lines during 1997.

     The increase in the ratio of deferred policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") is attributable to the Company's continued investment in building its loss prevention and claims management competencies as well as the costs of opening EBI Companies offices in new territories. The increase for 1997 was also the result of the change in Connecticut Specialty's reinsurance in May 1996, which provides for lower ceding commissions.

Interest expense
----------------
     Interest expense was $6,123,000 in the first quarter of 1997 versus $6,175,000 in 1996, reflecting consistent levels of debt outstanding and interest rates on the Company's debt for the first quarter of both years.

Equity in earnings (loss) of affiliate
--------------------------------------
     Equity in earnings (loss) of affiliate includes the Company's portion of earnings from the Intercargo investment of $587,000 in 1997's first quarter versus a loss of $840,000 recorded in the first quarter of 1996. The Company records its share of Intercargo's results in the subsequent quarter.

Federal income taxes
--------------------
     Federal income taxes on pre-tax operating results and the related effective tax rates amounted to $9,921,000 (22.9%) and $6,066,000 (22.6%)
in the first quarters of 1997 and 1996, respectively. The Company's effective tax rate is less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities. The effective tax rate in the first quarter of 1997 is also reduced by the deduction allowable for the interest on Orion's Junior Subordinated Deferrable Interest Debentures held by its subsidiary trust.

Minority interest expense
-------------------------
     Minority interest in subsidiary earnings of $1,599,000 and $2,921,000 for the first quarters of 1997 and 1996, respectively, represent the portion of Guaranty National's earnings, net of federal income taxes, attributable to Guaranty National's minority shareholders. This expense was lower in 1997 after the Company increased its ownership of Guaranty National in July 1996, partially offset by the higher earnings of Guaranty National in the first quarter of 1997.

     Minority interest in subsidiary trust of $2,366,000 for the first quarter of 1997 represents the financing cost before the federal income tax deduction on Orion's $125,000,000 of 8.73% trust preferred securities issued in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities decreased by $14,177,000 to $24,017,000 in 1997 from $38,194,000 in 1996. The decrease in operating cash flow for 1997 was the result of higher payments for losses, policy acquisition costs and policyholders' dividends, offset in part by an increase in premiums collected.

     Cash used in investment activities increased to $148,714,000 in 1997 from $8,009,000 in 1996. Cash is used in investment activities primarily for purchases of investments. The purchases are funded by maturities and sales of investments, as well as by the net cash from positive operating cash flows after cash provided by or used in financing activities. Cash invested in 1997 includes the investment of the net proceeds from the issuance of $125,000,000 of trust preferred securities.

     Cash provided by financing activities was $118,715,000 in the first quarter of 1997 and cash used in financing activities was $8,346,000 for the first quarter of 1996. Cash was provided from the net proceeds of $125,000,000 of trust preferred securities issued by Orion in January 1997. Cash was used for dividend payments and the Company's stock repurchase program in both 1997 and 1996. Orion increased its quarterly dividend rate by 8.7% and 12.0% in the first and fourth quarters of 1996, respectively.

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

     Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $152,687,000 and $293,477,000 at March 31, 1997 and December 31, 1996,
respectively. Orion's insurance subsidiaries had combined policyholders' surplus of $679,936,000 at March 31, 1997 and $670,572,000 at December 31,
1996, and statutory operating leverage ratios of trailing twelve months' net premiums written to policyholders' surplus of 2.0:1 at both March 31, 1997 and December 31, 1996.

     The terms of Orion's indentures for its $100,000,000 of 7 1/4% Senior Notes due 2005 and its $110,000,000 of 9 1/8% Senior Notes due 2002 limit the amount of liens and guaranties by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes. Management does not believe that these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At March 31, 1997, the Company was in compliance with the terms of its senior note indentures. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

     On January 13, 1997 Orion issued $125,000,000 of 8.73% Junior Subordinated Deferrable Interest Debentures due January 1, 2037 (the "Debentures") to Orion Capital Trust I (the "Trust"), a Delaware statutory business trust sponsored by Orion. The Trust simultaneously sold $125,000,000 of 8.73% Capital Securities (the "Trust Preferred Securities") which have substantially the same terms as the Debentures. The net proceeds from the sale of the Trust Preferred Securities will be used for general corporate purposes. The Trust Preferred Securities are subordinate to all liabilities of the Company, and may be redeemed without premium on or after January 1, 2007. The Company may defer interest distributions on the Trust Preferred Securities, however, during any period when such cumulative distributions have been deferred, Orion may not declare or pay any dividends or distributions on its common stock. Orion registered the Trust Preferred Securities under the Securities Act of 1933 in April 1997.

     The Company repurchased 11,396 shares of its common stock at an aggregate cost of $712,000 in the first three months of 1997. The Company's remaining stock purchase authorization from its Board of Directors amounted to $4,017,000 at March 31, 1997.


FORWARD-LOOKING STATEMENTS

     All statements made in this Quarterly Report on Form 10-Q that do not reflect historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors include, among other things, (i) general economic and business conditions; (ii) interest rate and financial market changes; (iii) competition and the regulatory environment in which we operate; (iv) claims frequency; (v) claims severity; (vi) medical cost inflation; (vii) increases in the cost of property repair; (viii) the number of new and renewal policy applications submitted to us; and (ix) other factors over which we have little or no control. The Company disclaims any obligation to update or to publicly announce the impact of any such factors or any revisions to any forward looking statements to reflect future events or developments.

                       PART II OTHER INFORMATION


Items 1 - 5.
------------

None.



Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits


Exhibit 11:     Computation of Earnings Per Common Share.

Exhibit 15: Deloitte & Touche LLP Letter re unaudited interim financial information.

Exhibit 27:     Financial Data Schedule.

(b)   Reports on Form 8-K.

      The registrant filed a Current Report on Form 8-K on January 9, 1997 to report that it agreed to sell $125 million of its 8.73% Capital Securities to be issued by Orion Capital Trust I, a Delaware statutory business trust sponsored by registrant.

                                   SIGNATURES
                                   -----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ORION CAPITAL CORPORATION



Date:  May 6, 1997         By: /s/ W. Marston Becker
                               ----------------------------
                                 Chairman of the Board
                                 and Chief Executive Officer




Date:  May 6, 1997         By: /s/ Daniel L. Barry
                               --------------------------------
                                Senior Vice President and
                                Chief Financial Officer

                       EXHIBIT INDEX



                                                     Page No.

Exhibit 11:      Computation of Earnings                24
                 Per Common Share

Exhibit 15:      Deloitte & Touche LLP Letter           25
                 re unaudited interim financial
                 information

Exhibit 27:      Financial Data Schedule                26