Form 10-Q
period 1997-06-30
ORION CAPITAL CORP
filed 1997-07-31
CIK 74931

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


        (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997

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

27,537,405 shares of Common Stock, $1.00 par value, of the registrant were outstanding on July 29, 1997.



                            Page 1 of 28
                 Exhibit Index Appears at Page 24

                          ORION CAPITAL CORPORATION

                               FORM 10-Q INDEX

                     For the Quarter Ended June 30, 1997



                                                                     Page
                                                                    Number
                                                                    ------


PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet at June 30, 1997
      (Unaudited) and December 31, 1996.......................      3 - 4

    Consolidated Statement of Earnings for the three and six-
      month periods ended June 30, 1997 and 1996 (Unaudited)..          5

    Consolidated Statement of Stockholders' Equity for the
      six-month periods ended June 30, 1997 and 1996
      (Unaudited), and for the year ended December 31, 1996 ..          6

    Consolidated Statement of Cash Flows for the six-month
      periods ended June 30, 1997 and 1996 (Unaudited) .......      7 - 8

    Notes to Consolidated Financial Statements (Unaudited) ...      9 - 11

    Independent Accountants' Review Report ...................          12

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...............     13 - 20

PART II.  OTHER INFORMATION ..................................          21

                        PART 1. FINANCIAL INFORMATION
                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                               (000s omitted)

                                               June 30, 1997     December 31,
                                                (Unaudited)          1996
                                               -------------     ------------
Investments:
  Fixed maturities at amortized cost
    (market $331,164 - 1997 and $334,755 -
    1996) ..................................    $  324,640        $  326,841
  Fixed maturities at market (amortized
    cost $1,305,556  - 1997 and
    $1,169,812 - 1996) .....................     1,342,885         1,205,308
  Common stocks at market (cost $135,582 -
    1997 and $136,631 - 1996) ..............       212,947           209,281
  Non-redeemable preferred stocks at
    market (cost $161,107 - 1997 and
    $151,439 - 1996) .......................       169,317           152,312
  Other long-term investments ..............        87,104            90,129
  Short-term investments ...................       375,073           325,896
                                                ----------        ----------
     Total investments .....................     2,511,966         2,309,767

Cash .......................................        13,598            11,607
Accrued investment income ..................        28,282            25,724
Investment in affiliate ....................        22,735            22,170
Accounts and notes receivable ..............       198,840           181,495
Reinsurance recoverables and prepaid
  reinsurance ..............................       500,595           517,209
Deferred policy acquisition costs ..........       141,732           136,168
Property and equipment .....................        68,785            68,763
Excess of cost over fair value of net
  assets acquired ..........................        79,700            81,198
Deferred federal income taxes ..............        20,887            23,554
Other assets ...............................        90,173            86,702
                                                ----------        ----------
     Total assets ..........................    $3,677,293        $3,464,357
                                                ==========        ==========





          See Notes to Consolidated Financial Statements (Unaudited)



                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                   (000s omitted - except for share data)

                                                   June 30, 1997  December 31,
                                                    (Unaudited)       1996
                                                   -------------  ------------
Liabilities:
  Policy liabilities -
    Losses ......................................   $1,407,056     $1,421,920
    Loss adjustment expenses ....................      386,302        363,744
    Unearned premiums ...........................      502,800        496,249
    Policyholders' dividends ....................       21,465         22,489
                                                    ----------     ----------
      Total policy liabilities ..................    2,317,623      2,304,402
  Notes payable .................................      310,565        310,904
  Other liabilities .............................      243,049        227,087
                                                    ----------     ----------
      Total liabilities .........................    2,871,237      2,842,393
                                                    ----------     ----------

Contingencies (Note F)

Minority interest in subsidiary .................       50,238         45,231
                                                    ----------     ----------
Company-obligated mandatorily redeemable
  capital securities of subsidiary trust
  holding solely the Junior Subordinated
  Debentures of Orion ...........................      125,000              -
                                                    ----------     ----------
Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares -
    issued and outstanding - none
  Common stock, $1 par value; authorized
    50,000,000 shares; issued 30,675,000 shares..       30,675         15,338
  Capital surplus ...............................      142,856        158,587
  Net unrealized investment gains, net of
    federal income taxes of $35,867 - 1997 and
    $31,674 - 1996 ..............................       80,207         72,260
  Net unrealized foreign exchange translation
    losses, net of federal income taxes of
    $216 - 1997 and $414 - 1996 .................       (2,531)        (2,164)
  Retained earnings .............................      417,386        370,793
  Treasury stock, at cost (3,141,844 shares -
    1997 and 3,138,230 shares - 1996) ...........      (35,268)       (34,980)
  Deferred compensation on restricted stock .....       (2,507)        (3,101)
                                                    ----------     ----------
      Total stockholders' equity ................      630,818        576,733
                                                    ----------     ----------
      Total liabilities and stockholders' equity.   $3,677,293     $3,464,357
                                                    ==========     ==========

          See Notes to Consolidated Financial Statements (Unaudited)



                        ORION CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF EARNINGS
                                       (UNAUDITED)
                      (000s omitted-except for per common share data)

                                                 Three Months Ended     Six Months Ended
                                                       June 30,             June 30,
                                                 ------------------    ------------------
                                                   1997      1996        1997      1996
                                                   ----      ----        ----      ----
Revenues:
  Premiums earned .............................. $335,226  $319,109    $659,189  $621,511
  Net investment income ........................   41,316    36,291      81,537    70,793
  Realized investment gains ....................    8,358     5,761      24,147    11,126
  Other income .................................    5,180     6,011      10,119    11,533
                                                 --------  --------    --------  --------
                                                  390,080   367,172     774,992   714,963
                                                 --------  --------    --------  --------

Expenses:
  Losses incurred ..............................  173,532   174,004     343,547   342,804
  Loss adjustment expenses .....................   52,162    45,329     101,149    88,506
  Amortization of deferred policy acquisition
    costs ......................................   93,277    86,810     188,075   165,249
  Other insurance expenses .....................   10,500     6,697      16,619    15,533
  Dividends to policyholders ...................    4,804     4,946       9,868     8,892
  Interest expense .............................    6,179     6,143      12,302    12,318
  Other expenses ...............................   10,633    12,451      21,662    23,155
                                                 --------  --------    --------  --------
                                                  351,087   336,380     693,222   656,457
                                                 --------  --------    --------  --------

Earnings before equity in earnings (loss) of
  affiliate, federal income taxes and
  minority interest expense ....................   38,993    30,792      81,770    58,506
Equity in earnings (loss) of affiliate .........      322       119         909      (721)
                                                 --------  --------    --------  --------
Earnings before federal income taxes and
  minority interest expense ....................   39,315    30,911      82,679    57,785
Federal income taxes ...........................   10,042     7,701      20,791    13,767

Minority interest expense:
  Subsidiary net earnings ......................    2,120     2,637       3,719     5,558
  Subsidiary trust preferred securities, net of
    federal income taxes .......................    1,772         -       3,310         -
                                                 --------  --------    --------  --------
  Net earnings ................................. $ 25,381  $ 20,573    $ 54,859  $ 38,460
                                                 ========  ========    ========  ========

  Net earnings per common share ................ $    .91  $    .74    $   1.97  $   1.38
                                                 ========  ========    ========  ========

                See Notes to Consolidated Financial Statements (Unaudited)


                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (000s omitted)

                                                    Six Months Ended
                                                        June 30,        Year Ended
                                                      (Unaudited)      December 31,
                                                  -------------------  ------------
                                                    1997       1996        1996
                                                    ----       ----        ----
Common stock:
  Balance, beginning of period ................   $ 15,338   $ 15,338    $ 15,338
  Stock issued in 2-for-1 common stock split ..     15,337          -           -
                                                  --------   --------    --------
  Balance, end of period ......................   $ 30,675   $ 15,338    $ 15,338
                                                  ========   ========    ========
Capital surplus:
  Balance, beginning of period ................   $158,587   $146,658    $146,658
  Exercise of stock options and issuance /
    cancellation of restricted stock ..........       (394)      (335)         29
  Recognition of pre-reorganization
    federal income tax benefits ...............          -          -      11,900
  Stock issued in 2-for-1 common stock split ..    (15,337)         -           -
                                                  --------   --------    --------
  Balance, end of period ......................   $142,856   $146,323    $158,587
                                                  ========   ========    ========
Net unrealized investment gains:
  Balance, beginning of period ................   $ 72,260   $ 63,255    $ 63,255
  Change in unrealized investment gains,
    net of taxes ..............................      7,947    (16,344)      9,005
                                                  --------   --------    --------
  Balance, end of period ......................   $ 80,207   $ 46,911    $ 72,260
                                                  ========   ========    ========
Net unrealized foreign exchange translation
  losses:
  Balance, beginning of period ................   $ (2,164)  $ (3,935)   $ (3,935)
  Change in unrealized foreign exchange
    translation losses, net of taxes ..........       (367)       340       1,771
                                                  --------   --------    --------
  Balance, end of period ......................   $ (2,531)  $ (3,595)   $ (2,164)
                                                  ========   ========    ========
Retained earnings:
  Balance, beginning of period ................   $370,793   $298,452    $298,452
  Net earnings ................................     54,859     38,460      86,631
  Dividends declared ..........................     (8,266)    (6,911)    (14,290)
                                                  --------   --------    --------
  Balance, end of period ......................   $417,386   $330,001    $370,793
                                                  ========   ========    ========
Treasury stock:
  Balance, beginning of period ................   $(34,980)  $(26,534)   $(26,534)
  Exercise of stock options and issuance /
    cancellation of restricted stock ..........        563        414       2,702
  Acquisition of treasury stock ...............       (851)    (9,611)    (11,148)
                                                  --------   --------    --------
  Balance, end of period ......................   $(35,268)  $(35,731)   $(34,980)
                                                  ========   ========    ========
Deferred compensation on restricted stock:
  Balance, beginning of period ................   $ (3,101)  $ (2,331)   $ (2,331)
  Issuance / cancellation of restricted stock..        167        170      (1,827)
  Amortization of deferred compensation on
    restricted stock ..........................        427        480       1,057
                                                  --------   --------    --------
  Balance, end of period ......................   $ (2,507)  $ (1,681)   $ (3,101)
                                                  ========   ========    ========

          See Notes to Consolidated Financial Statements (Unaudited)


                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                               (000s omitted)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1997           1996
                                                         ----           ----
Cash flows from operating activities:
  Premiums collected .............................    $ 667,713      $ 646,044
  Net investment income collected ................       69,180         65,407
  Losses and loss adjustment expenses paid .......     (429,896)      (395,065)
  Policy acquisition costs paid ..................     (207,874)      (195,278)
  Dividends paid to policyholders ................      (10,892)        (7,061)
  Interest paid ..................................      (12,000)       (11,982)
  Federal income tax payments ....................      (18,004)       (16,146)
  Other payments .................................      (23,286)       (10,144)
                                                      ---------      ---------
    Net cash provided by operating activities ....       34,941         75,775
                                                      ---------      ---------
Cash flows from investing activities:
  Maturities of fixed maturity investments .......       62,819         96,058
  Sales of fixed maturity investments ............      158,338        139,777
  Sales of equity securities .....................       95,525         60,352
  Investments in fixed maturities ................     (342,134)      (190,483)
  Investments in equity securities ...............      (79,550)       (43,583)
  Effect on cash of consolidating Guaranty
    National .....................................            -          6,794
  Net purchases of short-term investments ........      (49,369)       (91,058)
  Other receipts (payments) ......................        6,634        (10,587)
                                                      ---------      ---------
    Net cash used in investing activities ........     (147,737)       (32,730)
                                                      ---------      ---------
Cash flows from financing activities:
  Net proceeds from issuance of trust preferred
    securities ...................................      123,036              -
  Proceed from exercise of stock options .........          275              -
  Repayment of notes payable .....................         (375)          (938)
  Dividends paid to stockholders .................       (7,712)        (6,684)
  Dividends paid to minority stockholders ........         (733)        (1,909)
  Purchases of common stock ......................         (687)        (9,439)
  Other receipts .................................          995             42
                                                      ---------      ---------
    Net cash provided by (used in) financing
      activities .................................      114,799        (18,928)
                                                      ---------      ---------
Effect of foreign exchange rate changes on cash...          (12)          (957)
                                                      ---------      ---------
    Net increase in cash .........................        1,991         23,160
Cash balance, beginning of period ................       11,607          3,584
                                                      ---------      ---------
Cash balance, end of period ......................    $  13,598      $  26,744
                                                      =========      =========

          See Notes to Consolidated Financial Statements (Unaudited)


                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                  (UNAUDITED)
                                (000s omitted)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        1997             1996
                                                        ----             ----
Reconciliation of net earnings to net
  cash provided by operating activities:
Net earnings ......................................   $ 54,859         $ 38,460
                                                      --------         --------

Adjustments:
  Depreciation and amortization ...................      6,051            5,515
  Amortization of excess of cost over fair
    value of net assets acquired ..................      1,498            1,576
  Deferred federal income taxes ...................     (1,862)            (523)
  Amortization of fixed maturity investments ......     (1,155)          (1,363)
  Non-cash investment income ......................     (9,210)          (5,542)
  Equity in (earnings) loss of affiliate ..........       (909)             721
  Dividends received from affiliate ...............        171              137
  Realized investment gains .......................    (24,147)         (11,126)
  Foreign exchange translation adjustment .........        116              696
  Minority interest in subsidiary earnings ........      3,719            5,558
  Other ...........................................         19            1,693

Change in assets and liabilities (net of effects
   of consolidating Guaranty National in 1996):
  Decrease (increase) in accrued investment
    income ........................................     (2,558)             114
  Decrease (increase) in accounts and notes
    receivable ....................................    (17,326)           3,730
  Decrease (increase) in reinsurance recoverables
    and prepaid reinsurance .......................     16,614          (23,106)
  Increase in deferred policy acquisition costs....     (5,564)         (12,390)
  Increase in other assets ........................     (4,469)          (9,136)
  Increase (decrease) in losses ...................    (14,864)          38,839
  Increase in loss adjustment expenses ............     22,558           12,940
  Increase in unearned premiums ...................      6,551           40,375
  Increase (decrease) in policyholders' dividends..     (1,024)           1,831
  Increase (decrease) in other liabilities ........      5,873          (13,224)
                                                      --------         --------
    Total adjustments and changes .................    (19,918)          37,315
                                                      --------         --------
Net cash provided by operating activities .........   $ 34,941         $ 75,775
                                                      ========         ========

            See Notes to Consolidated Financial Statements (Unaudited)

                                      Page 8

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Six Months Ended June 30, 1997 and 1996

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

Note B - Investments in Affiliate

     As of June 30, 1997 the Company owned 24.8% of the common stock of Intercargo Corporation ("Intercargo"), a publicly held company. The Company records its share of Intercargo's operating results in the subsequent quarter, after Intercargo has reported its financial results. Summarized financial information of Intercargo for the three-month and six-month periods ended June 30, 1997 and 1996 is as follows:

                                        Three Months Ended  Six Months Ended
                                             June 30,           June 30,
                                        ------------------  ----------------
                                           1997     1996      1997     1996
                                           ----     ----      ----     ----
                                                    (000s omitted)
Revenues:
  Premiums earned ....................   $ 13,725 $ 14,740  $ 30,082 $ 36,368
  Investment and other income ........      1,256    1,163     5,007    3,414
                                         -------- --------  -------- --------
                                           14,981   15,903    35,089   39,782
                                         -------- --------  -------- --------
Expenses:
  Insurance expenses .................     13,626   14,915    31,327   42,780
  Interest ...........................        184      217       449      499
                                         -------- --------  -------- --------
                                           13,810   15,132    31,776   43,279
                                         -------- --------  -------- --------
Earnings (loss) before equity in
  earnings of affiliate and federal
  income taxes .......................      1,171      771     3,313   (3,497)
Equity in earnings of affiliate ......        967      552     1,952      552
Federal income (taxes) benefit .......       (343)    (207)     (607)     422
                                         -------- --------  -------- --------
Net earnings (loss) ..................   $  1,795 $  1,116  $  4,658 $ (2,523)
                                         ======== ========  ======== ========
The Company's proportionate share,
  including amortization of goodwill..   $    322 $    119  $    909 $   (721)
                                         ======== ========  ======== ========

Note C - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information:

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                     ------------------    ------------------
                                        1997      1996       1997      1996
                                        ----      ----       ----      ----
                                                  (000s omitted)

Direct premiums written ...........   $376,782  $350,457   $748,293  $698,316
Reinsurance assumed ...............     29,986    47,292     55,228    94,336
                                      --------  --------   --------  --------
Gross premiums written ............    406,768   397,749    803,521   792,652
Reinsurance ceded .................    (66,534)  (72,667)  (129,062) (146,624)
                                      --------  --------   --------  --------
Net premiums written ..............   $340,234  $325,082   $674,459  $646,028
                                      ========  ========   ========  ========

Direct premiums earned ............   $372,038  $342,488   $734,157  $670,698
Reinsurance assumed ...............     29,042    42,887     62,564    84,262
                                      --------  --------   --------  --------
Gross premiums earned .............    401,080   385,375    796,721   754,960
Reinsurance ceded .................    (65,854)  (66,266)  (137,532) (133,449)
                                      --------  --------   --------  --------
Net premiums earned ...............   $335,226  $319,109   $659,189  $621,511
                                      ========  ========   ========  ========

Loss and loss adjustment expenses
  recoverable from reinsurers .....   $ 41,616  $ 35,591   $ 74,192  $ 59,011
                                      ========  ========   ========  ========

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

Note E - Stockholders' Equity and Earnings Per Common Share

     On June 5, 1997 the Company declared a 2-for-1 split of its common stock payable on July 7, 1997 to shareholders of record on June 23, 1997. All common stock and per common share data presented in the financial statements has been restated to give effect to this stock split.

     The Company repurchased 26,854 shares of its common stock at an aggregate cost of $851,000 in the first six months of 1997. The remaining authorization for the stock repurchase program from the Company's Board of Directors' was $4,017,000 as of June 30, 1997.

     Earnings per common share was computed using the weighted average common and dilutive common equivalent shares outstanding for the three-month and six-month periods ended June 30, 1997 and 1996. The weighted average common shares amounted to 27,803,000 and 27,698,000 shares for the three months ended June 30, 1997 and 1996, and 27,801,000 and 27,846,000 shares for the six months ended June 30, 1997 and 1996, respectively.

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

Note G - Accounting Standards Not Yet Adopted

     In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" which establishes new guidelines for the computation and disclosure of earnings per share. SFAS No. 128 is required to be adopted at the end of 1997. Current earnings per share ("EPS") disclosures will be replaced by Basic EPS and Diluted EPS as defined in SFAS No. 128. Pro forma Basic EPS and Diluted EPS computed in accordance with SFAS No. 128 would be $.93 and $.91 for the second quarter of 1997 and $.75 and $.74 for the second quarter of 1996, respectively. The pro forma six-month Basic EPS and Diluted EPS would be $2.01 and $1.97 for 1997 and $1.40 and $1.38 for 1996, respectively.

     In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for periods beginning after December 15, 1997. Management is currently evaluating the effects of this change on the Company's financial statements.

     In June 1997 the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. This statement is effective for financial statements for periods beginning after December 15, 1997. Management is currently evaluating the effects of this change on the Company's financial statements.
                                     Page 11

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Orion Capital Corporation
New York, New York

     We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of June 30, 1997, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1997 and 1996 and the statements of stockholders' equity and cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
July 23, 1997

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                    Six Months Ended June 30, 1997 and 1996

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

     Earnings (loss) by segment before federal income taxes and minority interest expense are summarized as follows for the quarterly and six-month periods ended June 30, 1997 and 1996:

                                     Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                     ------------------  ------------------
                                       1997      1996      1997      1996
                                       ----      ----      ----      ----
                                                 (000s omitted)

Regional Operations ...............  $16,763   $17,286   $37,461   $30,101
Special Programs ..................   11,051    12,514    27,956    24,461
Guaranty National .................   15,256     6,945    26,310    14,186
                                     -------   -------   -------   -------
  Total ...........................   43,070    36,745    91,727    68,748
Other .............................   (3,755)   (5,834)   (9,048)  (10,963)
                                     -------   -------   -------   -------
                                     $39,315   $30,911   $82,679   $57,785
                                     =======   =======   =======   =======

REVENUES

Premiums written and premiums earned
------------------------------------

     Net premiums written for the Company by segment are as follows:

                                 Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 ------------------   ------------------
                                   1997      1996       1997      1996
                                   ----      ----       ----      ----
                                              (000s omitted)

Regional Operations ...........  $ 90,013  $ 87,553   $177,795  $179,158
Special Programs ..............   110,317   116,787    218,463   222,515
Guaranty National .............   139,904   120,742    278,201   244,355
                                 --------  --------   --------  --------
                                 $340,234  $325,082   $674,459  $646,028
                                 ========  ========   ========  ========

     Regional Operations' net premiums written increased 2.8% in the second quarter of 1997 over the second quarter of 1996, and decreased .8% in the first half of 1997 as compared to the first half of 1996. The increase in premiums written for the second quarter of 1997 was from EBI Companies' selective geographic expansion and penetration, including the opening of five branch offices in 1997 and seven in 1996 in territories where the Company believes it will benefit from its service oriented approach. The increase in premiums was mitigated in part by the effects of legislative reforms in certain states that have led to an increasingly competitive workers compensation marketplace with lower premium rates commensurate with reduced benefit levels. Commission expenses were proportionately reduced by the lower rates. The slight decrease in year-to-date net premiums written was also attributable to the impact of these legislative reforms.

     Special Programs' net premiums written decreased 5.5% during the second quarter of 1997 and 1.8% in the first half of the year in comparison to the respective periods in 1996. In November 1996, the Company sold the renewal book of business of its reinsurance operations to concentrate on businesses where the Company can better service specialized niche markets. Excluding premiums from the assumed reinsurance business, this segment's net premiums written increased 11.5% for the second quarter and 13.9% for the six-month period ended June 30, 1997. Premiums written by DPIC Companies for professional liability insurance increased 2.8% to $90,955,000 in the first six months of 1997 from $88,492,000 for the first half of 1996. The increase is primarily attributable to the continuation of a high level of policy renewals offset in part by rate reductions in a very competitive professional liability insurance market. Premium volume for Connecticut Specialty in the first six months of the year increased 19.4% to $89,961,000 in 1997 from $75,351,000 in 1996. The increase in premiums was primarily from transportation programs, including truck liability and physical damage coverages, and from increases in low exposure professional liability programs. Also, premiums written for most Connecticut Specialty programs increased in 1997 over the first half of 1996 from higher retentions after a change in reinsurance effective May 1996. Premiums written by Wm. H. McGee increased 42.0% to $28,611,000 for the first six months of 1997 from $20,146,000 in 1996's first six months. The increase is principally the result of the Company's greater participation in the underwriting pools managed by McGee.

     Guaranty National's net premiums written for the second quarter of 1997 increased 15.9% and 1997's six-month premiums increased 13.9% over the same periods in 1996. Net premiums written for personal lines increased 30.4% to $164,444,000 in the first six months of 1997 from $126,137,000 in the same period of 1996. This premium volume growth was a consequence of legislation in California which requires all drivers to have liability insurance. Commercial lines premiums decreased 13.3% to $69,725,000 in 1997 from $80,387,000 during the first half of 1996. The majority of the decrease for commercial lines was from lower production in the commercial auto and umbrella programs, increased competition by standard carriers in the nonstandard marketplace, and the effect of both agent and program cancellations during 1996. Premiums written by the collateral protection unit were $44,033,000 for the first six months of 1997, up 16.4% from $37,831,000 for the comparable period in 1996. The premium volume growth for this unit comes from increased writing in mortgage fire coverages, and from a new mechanical breakdown program.

     Premiums earned by the Company increased 5.1% to $335,226,000 in the second quarter of 1997 compared to $319,109,000 in the second quarter of 1996, and 6.1% to $659,189,000 in the first six months of 1997 from $621,511,000 in 1996. Premiums earned reflects the recognition in income of the changing levels of net premium writings.

Net investment income
---------------------

      Pre-tax net investment income increased 13.8% to $41,316,000 for the second quarter of 1997 versus $36,291,000 for the second quarter of 1996, and 15.2% to $81,537,000 for the first six months of 1997 as compared to $70,793,000 for 1996. The pre-tax yields on the average investment portfolio were 7.1% for the first six months of 1997 and 6.6% for the first half of 1996, and the after-tax yields were 5.4% and 5.2%, respectively. The increase in net investment income results from increased earnings both on a higher investment base and from investments in limited partnerships. The higher investment base includes the proceeds related to the issuance of $125,000,000 of trust preferred securities in January 1997 and the effects of operating cash flow, offset in part by the July 1996 cash outlay of approximately $88,000,000 for the purchase of Guaranty National common shares. Limited partnership earnings increased to $3,948,000 and $8,565,000 for the second quarter and first six months of 1997, respectively, versus $3,117,000 and $6,072,000 for the respective 1996 periods.

     Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value. The carrying value of fixed maturity and short-term investments amounted to $2,042,598,000 and $1,858,045,000, or approximately 80.9% and 80.0% of the Company's cash and investments at June 30, 1997 and December 31, 1996, respectively.

     The Company's investment philosophy is to achieve a superior rate of return after taxes while maintaining a proper balance of safety, liquidity, maturity and marketability. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. At June 30, 1997 and December 31, 1996, the Company's investments in non-investment grade and unrated fixed maturity securities were carried at $256,555,000 and $219,473,000, respectively. These investments represented a total of 10.2% and 9.5% of cash and investments and 7.0% and 6.3% of total assets at June 30, 1997 and December 31, 1996, respectively.

Realized investment gains
-------------------------

     Net realized investment gains increased $2,597,000 and $13,021,000 to $8,358,000 and $24,147,000 in the second quarter and first six months of 1997, respectively, from net realized investment gains of $5,761,000 and $11,126,000 in the respective periods of 1996. Realized investment gains are net of provisions for losses on securities deemed to be other than temporarily impaired of $1,778,000 for the first six months of 1997, all from the first three months of the year. Such provisions were $700,000 and $1,868,000 for the three and six-month periods ended June 30, 1996, respectively. Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors.

EXPENSES AND OTHER

Operating ratios
----------------

     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company and the ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") by segment:

                                     Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                     ------------------  ------------------
                                       1997      1996      1997      1996
                                       ----      ----      ----      ----
Loss and loss adjustment expenses..    67.3%     68.7%     67.5%     69.4%
Policy acquisition costs and other
  insurance expenses ..............    31.0      29.3      31.0      29.1
                                      -----     -----     -----     -----
    Total before policyholders'
      dividends ...................    98.3      98.0      98.5      98.5
Policyholders' dividends ..........     1.4       1.6       1.5       1.4
                                      -----     -----     -----     -----
    Total after policyholders'
      dividends ...................    99.7%     99.6%    100.0%     99.9%
                                      =====     =====     =====     =====
Loss and loss adjustment expense
  ratio by segment:
    Regional Operations ...........    59.0%     61.4%     58.8%     63.5%
    Special Programs ..............    70.7      72.9      71.8      71.5
    Guaranty National .............    70.0      70.3      69.6      71.9

     Management believes that the Company's reserves for losses and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred. Adverse development of prior years' losses amounted to $3,695,000 in the first six months of 1997 compared with $3,612,000 in the first half of 1996.

     The current year improvement in the loss ratios for the Regional Operations segment results from favorable loss experience achieved by EBI Companies through its service oriented approach of working with its customers to prevent losses and reduce claim costs.

     The increase in the year-to-date loss ratio for the Special Programs segment is mainly attributable to losses from certain programs cancelled by Connecticut Specialty. The increase in the loss ratio for this segment was offset in part by the impact of the change in the mix of business for this segment, particularly the lower premiums and losses from the assumed reinsurance business that the Company exited in November 1996.

     The improvement in the loss ratios for Guaranty National is primarily attributable to lower claim frequency for the personal lines and commercial lines units. The improvement in the loss ratio has been offset in part by costs incurred to improve claim handling and reduce insurance fraud in the personal lines unit and by higher estimates for loss adjustment expenses for the commercial lines unit.

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

Interest expense
----------------

     Interest expense was $6,179,000 in the second quarter of 1997 compared to $6,143,000 in 1996, and $12,302,000 in the first six months of 1997 versus $12,318,000 in 1996, reflecting consistent levels of debt outstanding and interest rates on the Company's debt for the first two quarters of both years.

Equity in earnings (loss) of affiliate
--------------------------------------

     Equity in earnings (loss) of affiliate includes the Company's portion of earnings of $322,000 and $119,000 from the Intercargo investment in the second quarters of 1997 and 1996, respectively, and earnings of $909,000 in the first six months of 1997 versus a loss of $721,000 recorded in the first half of 1996. The Company records its share of Intercargo's results in the subsequent quarter.

Federal income taxes
--------------------

     Federal income taxes on pre-tax operating results and the related effective tax rates amounted to $10,042,000 (25.5%) and $7,701,000 (24.9%)
in the second quarters of 1997 and 1996, respectively. The corresponding amounts for the first six months of 1997 and 1996 were $20,791,000 (25.1%) and $13,767,000 (23.8%), respectively. The Company's effective tax rate is less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities.

Minority interest expense
-------------------------

     Minority interest in subsidiary earnings of $2,120,000 and $2,637,000 for the second quarters and $3,719,000 and $5,558,000 for the first six months of 1997 and 1996, respectively, represents the portion of Guaranty National's earnings, net of federal income taxes, attributable to Guaranty National's minority shareholders. The 1997 expense was lower due to the increase in the Company's ownership of Guaranty National in July 1996.

     Minority interest in subsidiary trust of $1,772,000 for the second quarter of 1997 and $3,310,000 year-to-date, represents the financing cost after the federal income tax deduction on Orion's $125,000,000 of 8.73% trust preferred securities issued in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities decreased by $40,834,000 for the first six months of 1997 from $75,775,000 in 1996 to $34,941,000 in 1997.
The decrease in operating cash flow for 1997 was the result of higher payments for losses, policy acquisition costs and policyholders' dividends, consistent with the Company's growth level in recent years and including the payment of losses for the assumed reinsurance business the Company exited in November 1996. Partially offsetting these increased cash outflows were higher premiums collected, reflective of the Company's current rate of growth.

     Cash used in investment activities increased to $147,737,000 for the first six months of 1997 from $32,730,000 in 1996. Cash is used in investment activities primarily for purchases of investments. The purchases are funded by maturities and sales of investments, as well as by the net cash from operating cash flows after cash provided by or used in financing activities. Cash invested in 1997 includes the investment of the net proceeds from $125,000,000 of trust preferred securities issued by Orion in January 1997.

     Cash provided by financing activities was $114,799,000 for the first half of 1997 and cash used in financing activities was $18,928,000 for the same period of 1996. Cash was provided by the net proceeds from the issuance of $125,000,000 of trust preferred securities by Orion. Cash was used for dividend payments and the Company's stock repurchase program in both 1997 and 1996. Orion increased its quarterly dividend rate by 14.3% in the second quarter of 1997 and by 8.7% and 12.0% in the first and fourth quarters of 1996, respectively.

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

     Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $211,005,000 and $293,477,000 at June 30, 1997 and December 31, 1996,
respectively. Orion's insurance subsidiaries had combined policyholders' surplus of $737,149,000 at June 30, 1997 and $670,572,000 at December 31,
1996, and statutory operating leverage ratios based on trailing twelve months net premiums written to policyholders' surplus of 1.8:1 at June 30, 1997 and 2.0:1 at December 31, 1996.

     The terms of Orion's indentures for its $100,000,000 of 7 1/4% Senior Notes due 2005 and its $110,000,000 of 9 1/8% Senior Notes due 2002 limit the amount of liens and guaranties by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes. Management does not believe that these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At June 30, 1997, the Company was in compliance with the terms of its senior note indentures. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

     As of June 30, 1997, Guaranty National has $100,000,000 outstanding under an agreement with several banks which provides for an unsecured reducing revolving credit facility. Principal payments are due from April 1999 until 2002. Interest is payable quarterly at interest rates based on the floating LIBOR rate, plus a margin of 0.375% to .75%. Guaranty National has two interest rate swap agreements which effectively change the interest rate exposure on $80,000,000 of these borrowings to a fixed rate of approximately 6.3% through March 31, 1998. Guaranty National is in compliance with the various covenants and restrictions in its bank loan agreement.

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

     On June 5, 1997 the Company declared a 2-for-1 split of its common stock payable on July 7, 1997 to shareholders of record on June 23, 1997. All common stock and per common share data presented in the financial statements has been restated to give effect to this stock split.

     The Company repurchased 26,854 shares of its common stock at an aggregate cost of $851,000 in the first six months of 1997. The remaining authorization for the sock repurchase program from the Company's Board of Directors' was $4,017,000 as of June 30, 1997.


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

                           PART II OTHER INFORMATION


Items 1 - 3.
------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------


At the Orion Annual Meeting of Stockholders held on May 29, 1997 ("Annual Meeting"), 13,757,551 shares of Orion Common stock were outstanding and entitled to vote (the "Outstanding Common Stock"), and 12,419,808 shares of Outstanding Common Stock (90.3%), consisting of a quorum, were represented at the Annual Meeting in person or by proxy.

At the Annual Meeting, the directors nominated were elected by the following votes:
                       Number of Shares        Number of Shares
                       Voted For               Withheld
                       ----------------        ------------------

W. Marston Becker        12,356,406                63,402
Gordon F. Cheesbrough    12,354,452                65,356
Bertram J. Cohn          12,353,281                66,527
John C. Colman           12,353,581                66,227
Victoria R. Fash         12,354,315                65,493
Robert H. Jeffrey        12,356,296                63,512
Warren R. Lyons          12,356,452                63,356
James K. McWilliams      12,356,082                63,726
Ronald W. Moore          12,356,406                63,402
Robert B. Sanborn        12,355,471                64,337
William J. Shepherd      12,353,831                65,977
John R. Thorne           12,354,031                65,777
Roger B. Ware            12,356,094                63,714

No director received fewer than 12,353,281 votes or 89.8% of the Outstanding Common Stock (99.5% of the shares voted at the Annual Meeting). There were no broker non-votes on this proposal.

At the Annual Meeting, the approval of an amendment to the Corporation's Restated Certificate of Incorporation to increase the authorized shares of Common Stock that the Corporation can issue from 30,000,000 shares to 50,000,000 shares was ratified by a vote of 11,301,099 shares or 82.1% of the Outstanding Common Stock (91.0% of the shares voted at the Annual Meeting). Holders of 1,052,996 or 7.7% of the Outstanding Common Stock voted against the amendment and holders of 65,803 shares or 0.5% of the Outstanding Common Stock abstained from voting. There were no broker non-votes on this proposal.

At the Annual Meeting, the Corporation's Equity Incentive Plan ("Equity Plan"), a new stock benefit plan for key employees of the Corporation, was approved by a vote of 7,372,927 shares or 53.6% of the Outstanding Common stock (59.4% of the shares voted at the Annual Meeting). Holders of 2,851,037 shares or approximately 20.7% of the Outstanding Common Stock voted against the Equity Plan. Holders of 270,089 shares or approximately 2.0% of the Outstanding Common Stock abstained from voting on the Equity Plan.
                                    Page 21

There were broker non-votes representing 1,925,755 shares of Common Stock (approximately 14.0% of the Outstanding Common Stock) on the Equity Plan proposal.

At the Annual Meeting, the approval of the adoption of certain amendments to the 1994 Stock Option Plan for Non-Employee Directors ("Directors' Plan") was ratified by a vote of 9,415,467 shares or 68.4% of the Outstanding Common Stock (75.8% of the shares voted at the Annual Meeting). Holders of 799,899 shares or 5.8% of the Outstanding Common Stock voted against the ratification of the amendments to the Directors' Plan and holders of 278,688 shares or 2.0% of the Outstanding Common Stock abstained from voting. There were broker non-votes representing 1,925,754 shares of Common Stock (approximately 14.0% of the Outstanding Common Stock) on the Directors' Plan proposal.

At the Annual Meeting, the selection of Deloitte & Touche LLP, independent certified public accountants, as auditors for the Corporation for the year 1997 was ratified by a vote of 12,364,104 shares or 89.9% of the Outstanding Common Stock (99.6% of the shares voted at the Annual Meeting). Holders of 20,380 shares or approximately 0.1% of the Outstanding Common Stock voted against the ratification of Deloitte and Touche as auditors and holders of 35,324 shares or approximately 0.3% of the Outstanding Common Stock abstained from voting. There were no broker non-votes on this proposal.

Item 5.
-------

None


Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits


Exhibit 11:     Computation of Earnings Per Common Share.

Exhibit 15:     Deloitte & Touche Letter re unaudited
                interim financial information.

Exhibit 27:     Financial Data Schedule.

(b)   Reports on Form 8-K.

      None.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ORION CAPITAL CORPORATION



Date:  July 30, 1997         By: /s/ W. Marston Becker
                               --------------------------------
                                 Chairman of the Board

                                 and Chief Executive Officer




Date:  July 30, 1997         By: /s/ Daniel L. Barry
                               --------------------------------
                                Senior Vice President and

                                Chief Financial Officer

                       EXHIBIT INDEX


                                                     Page No.

Exhibit 11:      Computation of Earnings
                 Per Common Share                       25

Exhibit 15:      Deloitte & Touche Letter
                 re unaudited interim financial
                 information                            26

Exhibit 27:      Financial Data Schedule                27