Form 10-Q
period 1997-09-30
ORION CAPITAL CORP
filed 1997-11-04
CIK 74931

                            FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


        (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997

        (  )   TRANSITION REPORT, PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 1-7801

                      ORION CAPITAL CORPORATION
                      -------------------------
         (Exact name of registrant as specified in its charter)

        Delaware                                   95-6069054
-------------------------------               ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification Number)

9 Farm Springs Road
Farmington, Connecticut                               06032
----------------------------------------      -----------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code: (860) 674-6600
                                                    --------------

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

27,562,292 shares of Common Stock, $1.00 par value, of the registrant were outstanding on November 4, 1997

                            Page 1 of 28
                 Exhibit Index Appears at Page 24

                         ORION CAPITAL CORPORATION

                                FORM 10-Q INDEX

                   For the Quarter Ended September 30, 1997



                                                                  Page
                                                                 Number
                                                                 ------

PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheet at September 30, 1997
      (Unaudited) and December 31, 1996 ....................    3 - 4

    Consolidated Statement of Earnings for the three
      and nine-month periods ended September 30, 1997
      and 1996 (Unaudited) .................................        5

    Consolidated Statement of Stockholders' Equity for
      the nine-month periods ended September 30, 1997
      and 1996 (Unaudited), and for the year ended
      December 31, 1996 ....................................        6

    Consolidated Statement of Cash Flows for the nine-month
      periods ended September 30, 1997 and 1996 (Unaudited).    7 - 8

    Notes to Consolidated Financial Statements (Unaudited)..    9 - 12

    Independent Accountants' Review Report .................        13

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............   14 - 22


PART II.  OTHER INFORMATION ................................        23



















                                    Page 2

                          PART 1. FINANCIAL INFORMATION
                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                 (000s omitted)

                                             September 30, 1997  December 31,
                                                 (Unaudited)         1996
                                             ------------------ -------------
Investments:
  Fixed maturities at amortized cost
    (market $327,661 - 1997 and $334,755 -
    1996) ..................................  $  318,614          $  326,841
  Fixed maturities at market (amortized
    cost $1,358,878  - 1997 and
    $1,169,812 - 1996) .....................   1,424,615           1,205,308
  Common stocks at market (cost $134,406 -
    1997 and $136,631 - 1996) ..............     232,267             209,281
  Non-redeemable preferred stocks at
    market (cost $185,665 - 1997 and
    $151,439 - 1996) .......................     200,498             152,312
  Other long-term investments ..............      89,402              90,129
  Short-term investments ...................     352,135             325,896
                                               ---------           ---------
    Total investments ......................   2,617,531           2,309,767

Cash .......................................       2,529              11,607
Accrued investment income ..................      28,049              25,724
Investment in affiliate ....................      23,347              22,170
Accounts and notes receivable ..............     184,317             181,495
Reinsurance recoverables and prepaid
  reinsurance ..............................     521,878             517,209
Deferred policy acquisition costs ..........     145,377             136,168
Property and equipment .....................      70,893              68,763
Excess of cost over fair value of net
  assets acquired ..........................      78,948              81,198
Deferred federal income taxes ..............         -                23,554
Other assets ...............................      88,303              86,702
                                              ----------          ----------
     Total assets ..........................  $3,761,172          $3,464,357
                                              ==========          ==========


           See Notes to Consolidated Financial Statements (Unaudited)




                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                   (000s omitted - except for share data)

                                                September 30, 1997  December 31,
                                                    (Unaudited)         1996
                                                ------------------ -------------
Liabilities:
  Policy liabilities -
  Losses ......................................  $1,407,831        $1,421,920
  Loss adjustment expenses ....................     397,226           363,744
  Unearned premiums ...........................     508,910           496,249
  Policyholders'dividends .....................      21,286            22,489
                                                 ----------        ----------
      Total policy liabilities ................   2,335,253         2,304,402
  Notes payable ...............................     310,395           310,904
  Other liabilities ...........................     251,678           227,087
                                                 ----------        ----------
     Total liabilities ........................   2,897,326         2,842,393
                                                 ----------        ----------
Contingencies (Note F)

Minority interest in subsidiary ...............      54,142            45,231
                                                 ----------        ----------
Company-obligated mandatorily redeemable
  capital securities of subsidiary trust
  holding solely the Junior Subordinated
  Debentures of Orion .........................     125,000             -
                                                 ----------        ----------
Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares-
    issued and outstanding - none
  Common stock, $1 par value; authorized
    50,000,000 shares; issued 30,675,300 shares      30,675            15,338
  Capital surplus .............................     143,667           158,587
  Net unrealized investment gains, net of
    federal income taxes of $53,891 - 1997 and
    $31,674 - 1996 ............................     114,999            72,260
  Net unrealized foreign exchange translation
    losses, net of federal income taxes of
    $206 - 1997 and $414 - 1996 ...............      (3,316)           (2,164)
  Retained earnings ...........................     437,505           370,793
  Treasury stock, at cost(3,103,829 shares -
    1997 and 3,138,230 shares - 1996) .........     (34,846)          (34,980)
  Deferred compensation on restricted stock ...      (3,980)           (3,101)
                                                 ----------        ----------
      Total stockholders' equity ..............     684,704           576,733
                                                 ----------        ----------
  Total liabilities and stockholders equity....  $3,761,172        $3,464,357
                                                 ==========        ==========

          See Notes to Consolidated Financial Statements (Unaudited)









                        ORION CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF EARNINGS
                                        (UNAUDITED)

                     (000s omitted - except for per common share data)

                                              Three Months Ended     Nine Months Ended
                                                 September 30,         September 30,
                                               ------------------  ----------------------
                                                1997      1996        1997       1996
                                                ----      ----        ----       ----
Revenues:
  Premiums earned ........................... $347,450  $332,936  $1,006,639  $  954,447
  Net investment income .....................   40,754    36,028     122,291     106,821
  Realized investment gains .................    5,152     5,480      29,299      16,606
  Other income ..............................    5,014     5,940      15,133      17,473
                                              --------  --------  ----------  ----------
                                               398,370   380,384   1,173,362   1,095,347
                                              --------  --------  ----------  ----------
Expenses:
  Losses incurred ...........................  177,293   175,729     520,840     518,533
  Loss adjustment expenses ..................   51,792    47,979     152,941     136,485
  Amortization of deferred policy
    acquisition costs .......................   99,490    95,021     287,565     260,270
  Other insurance expenses ..................    9,491     6,329      26,110      21,862
  Dividends to policyholders ................    7,950     7,137      17,818      16,029
  Interest expense ..........................    6,196     6,165      18,498      18,483
  Other expenses ............................    8,470     8,848      30,132      32,003
                                              --------  --------  ----------  ----------
                                               360,682   347,208   1,053,904   1,003,665
                                              --------  --------  ----------  ----------
Earnings before equity in earnings (loss)
  of affiliate, federal income taxes and
  minority interest expense .................   37,688    33,176     119,458      91,682
Equity in earnings (loss) of affiliate.......      385       291       1,294        (430)
                                              --------  --------  ----------  ----------
Earnings before federal income taxes and
 minority interest expense ..................   38,073    33,467     120,752      91,252
Federal income taxes ........................    9,728     7,677      30,519      21,444
Minority interest expense:
 Subsidiary net earnings ....................    2,045     1,429       5,764       6,987
 Subsidiary trust preferred securities,net of
   federal income taxes .....................    1,774       -         5,084         -
                                              --------  --------  ----------  ----------
  Net earnings............................... $ 24,526  $ 24,361  $   79,385  $   62,821
                                              ========  ========  ==========  ==========

  Net earnings per common share ............. $    .88  $    .88  $     2.85  $     2.26
                                              ========  ========  ==========  ==========



                See Notes to Consolidated Financial Statements (Unaudited)







                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (000s omitted)

                                                   Nine Months Ended
                                                     September 30,      Year Ended
                                                      (Unaudited)      December 31,
                                                  -------------------  ------------
                                                    1997       1996        1996
                                                    ----       ----        ----
Common stock:
  Balance, beginning of period ................   $ 15,338   $ 15,338    $ 15,338
  Stock issued in 2-for-1 common stock split ..     15,337        -           -
                                                  --------   --------    --------
  Balance, end of period ......................   $ 30,675   $ 15,338    $ 15,338
                                                  ========   ========    ========
Capital surplus:
  Balance, beginning of period ................   $158,587   $146,658    $146,658
  Exercise of stock options and issuance/
    (cancellation) of restricted stock ........        417       (250)         29
  Recognition of pre-reorganization
    federal income tax benefits ...............        -          -        11,900
  Stock issued in 2-for-1 common stock split ..    (15,337)       -           -
                                                  --------   --------    --------
  Balance, end of period ......................   $143,667   $146,408    $158,587
                                                  ========   ========    ========
Net unrealized investment gains:
  Balance, beginning of period ................   $ 72,260   $ 63,255    $ 63,255
  Change in unrealized investment gains,
    net of taxes ..............................     42,739     (5,430)      9,005
                                                  --------   --------    --------
  Balance, end of period ......................   $114,999   $ 57,825    $ 72,260
                                                  ========   ========    ========
Net unrealized foreign exchange translation
  losses:
  Balance, beginning of period ................   $ (2,164)  $ (3,935)   $ (3,935)
  Change in unrealized foreign exchange
    translation losses, net of taxes ..........     (1,152)       225       1,771
                                                  --------   --------    --------
  Balance, end of period ......................   $ (3,316)  $ (3,710)   $ (2,164)
                                                  ========   ========    ========
Retained earnings:
  Balance, beginning of period ................   $370,793   $298,452    $298,452
  Net earnings ................................     79,385     62,821      86,631
  Dividends declared ..........................    (12,673)   (10,436)    (14,290)
                                                  --------   --------    --------
  Balance, end of period ......................   $437,505   $350,837    $370,793
                                                  ========   ========    ========
Treasury stock:
  Balance, beginning of period ................   $(34,980)  $(26,534)   $(26,534)
  Exercise of stock options and issuance/
    (cancellation) of restricted stock.........      1,667      1,049       2,702
  Acquisition of treasury stock ...............     (1,533)    (9,844)    (11,148)
                                                  --------   --------    --------
  Balance, end of period ......................   $(34,846)  $(35,329)   $(34,980)
                                                  ========   ========    ========
Deferred compensation on restricted stock:
  Balance, beginning of period ................   $ (3,101)  $ (2,331)   $ (2,331)
  (Issuance)/cancellation of restricted stock..     (1,557)      (109)     (1,827)
  Amortization of deferred compensation on
    restricted stock ..........................        678        961       1,057
                                                  --------   --------    --------
  Balance, end of period ......................   $ (3,980)  $ (1,479)   $ (3,101)
                                                  ========   ========    ========

          See Notes to Consolidated Financial Statements (Unaudited)






                     ORION CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                   (000s omitted)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                      1997           1996
                                                      ----           ----
Cash flows from operating activities:
  Premiums collected ..........................    $1,034,590    $1,000,285
  Net investment income collected .............       104,396       101,007
  Losses and loss adjustment expenses paid ....      (658,402)     (606,332)
  Policy acquisition costs paid ...............      (307,241)     (295,984)
  Dividends paid to policyholders .............       (19,021)      (14,096)
  Interest paid ...............................       (22,196)      (22,290)
  Federal income tax payments .................       (23,176)      (22,337)
  Payments to minority interest shareholders
    of subsidiary trust preferred securities...        (5,092)          -
  Other payments...............................       (26,089)       (5,637)
                                                   ----------    ----------
    Net cash provided by operating activities..        77,769       134,616
                                                   ----------    ----------
Cash flows from investing activities:
  Maturities of fixed maturity investments ....       107,403       122,620
  Sales of fixed maturity investments .........       231,938       179,067
  Sales of equity securities ..................       134,086       109,522
  Investments in fixed maturities .............      (509,370)     (275,937)
  Investments in equity securities ............      (135,931)      (60,193)
  Purchase of Guaranty National common stock ..          -          (88,493)
  Effect on cash of consolidating Guaranty
    National ..................................          -            6,794
  Net purchases of short-term investments .....       (26,558)      (71,023)
  Purchase of property and equipment ..........       (11,602)      (10,782)
  Other receipts (payments)....................        13,736        (5,941)
                                                   ----------    ----------
    Net cash used in investing activities .....      (196,298)      (94,366)
                                                   ----------    ----------
Cash flows from financing activities:
  Net proceeds from issuance of trust preferred
    securities ................................       123,036           -
  Proceeds from exercise of stock options .....           383            42
  Dividends paid to stockholders ..............       (12,169)     ( 10,121)
  Dividends paid to minority stockholders .....        (1,105)       (2,308)
  Repayment of notes payable ..................          (563)       (1,125)
  Purchases of common stock ...................        (1,415)       (9,439)
  Other receipts ..............................         1,299            37
                                                   ----------    ----------
    Net cash provided by (used in) financing
      activities ..............................       109,466       (22,914)
                                                   ----------    ----------
Effect of foreign exchange rate changes on cash           (15)            4
                                                   ----------    ----------
    Net (decrease) increase in cash ...........        (9,078)       17,340
Cash balance, beginning of period .............        11,607         3,584
                                                   ----------    ----------
Cash balance, end of period ...................    $    2,529    $   20,924
                                                   ==========    ==========

             See Notes to Consolidated Financial Statements (Unaudited)






                     ORION CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                     (UNAUDITED)

                                   (000s omitted)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     1997            1996
                                                     ----            ----
Reconciliation of net earnings to net
  cash provided by operating activities:
Net earnings ..................................   $ 79,385         $ 62,821
                                                  --------         --------
Adjustments:
  Depreciation and amortization ...............      9,376            8,313
  Amortization of excess of cost over fair
    value of net assets acquired ..............      2,251            2,329
  Deferred federal income taxes ...............        348            4,653
  Amortization of fixed maturity investments ..     (1,703)          (2,414)
  Non-cash investment income ..................    (13,354)          (9,053)
  Equity in (earnings) loss of affiliate ......     (1,294)             430
  Dividends received from affiliate ...........        342              302
  Realized investment gains ...................    (29,299)         (16,606)
  Minority interest expense in subsidiary
    net earnings...............................      5,764            6,987
  Foreign exchange translation adjustment .....        332              777
  Other .......................................        115            1,084

Change in assets and liabilities(net of effects
    of consolidating Guaranty National in 1996):
  (Increase) decrease in accrued
    investment income .........................     (2,325)           4,570
  (Increase) decrease in accounts and notes
    receivable ................................     (2,822)           6,765
  Increase in reinsurance recoverables and
    prepaid reinsurance .......................     (4,669)         (55,914)
  Increase in deferred policy acquisition costs     (9,209)         (21,704)
  Increase in other assets ....................     (8,229)         (10,893)
  (Decrease) increase in losses................    (14,089)          67,611
  Increase in loss adjustment expenses.........     33,482           22,604
  Increase in unearned premiums ...............     12,661           64,712
  (Decrease) increase in policyholders'
    dividends .................................     (1,203)           1,933
  Increase (decrease) in other liabilities.....     21,909           (4,691)
                                                  --------         --------
    Total adjustments and changes .............     (1,616)          71,795
                                                  --------         --------
Net cash provided by operating activities .....   $ 77,769         $134,616
                                                  ========         ========

          See Notes to Consolidated Financial Statements (Unaudited)


                                    Page 8


                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 Nine Months Ended September 30, 1997 and 1996

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

Note B - Investments in Affiliate

     As of September 30, 1997 the Company owned 24.8% of the common stock of Intercargo Corporation ("Intercargo"), a publicly held company. The Company records its share of Intercargo's operating results in the subsequent quarter, after Intercargo has reported its financial results. Summarized financial information of Intercargo for the three-month and nine-month periods ended September 30, 1997 and 1996 is as follows:
                                        Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
                                        ------------------  -----------------
                                           1997     1996      1997     1996
                                           ----     ----      ----     ----
                                                    (000s omitted)
Revenues:
  Premiums earned ....................   $13,835  $ 16,590  $43,917  $ 52,958
  Investment and other income ........     1,305     1,306    6,312     4,720
                                         -------- --------  -------- --------
                                          15,140    17,896   50,229    57,678
                                         -------- --------  -------- --------
Expenses:
  Insurance expenses .................    14,067    16,728   45,394    59,508
  Interest ...........................       190       125      639       624
                                         -------- --------  -------- --------
                                          14,257    16,853   46,033    60,132
                                         -------- -------- --------  --------
Earnings (loss) before equity in
  earnings of affiliate and federal
  income taxes .......................       883     1,043    4,196    (2,454)
Equity in earnings of affiliate ......     1,437     1,108    3,389     1,660
Federal income tax (expense) benefit..     ( 276)     (397)    (883)       25
                                         -------- --------  -------- --------
Net earnings (loss) ..................   $ 2,044  $  1,754  $ 6,702  $   (769)
                                         ======== ========  ======== ========
The Company's proportionate share,
  including amortization of goodwill..   $   385  $    291  $ 1,294  $   (430)
                                         ======== ========  ======== ========
                                      Page 9

Note C - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information:

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                   ------------------  ----------------------
                                      1997     1996        1997       1996
                                      ----     ----        ----       ----
                                                  (000s omitted)
Direct premiums written .........  $394,318  $380,053  $1,142,611  $1,078,369
Reinsurance assumed .............    18,744    41,170      73,972     135,506
                                   --------  --------  ----------  ----------
Gross premiums written ..........   413,062   421,223   1,216,583   1,213,875
Reinsurance ceded ...............   (61,569)  (71,451)   (190,631)   (218,075)
                                   --------  --------  ----------  ----------
Net premiums written ............  $351,493  $349,772  $1,025,952  $  995,800
                                   ========  ========  ==========  ==========

Direct premiums earned ..........  $378,999  $357,544  $1,113,156  $1,028,242
Reinsurance assumed .............    27,034    41,416      89,598     125,678
                                   --------  --------  ----------  ----------
Gross premiums earned ...........   406,033   398,960   1,202,754   1,153,920
Reinsurance ceded ...............   (58,583)  (66,024)   (196,115)   (199,473)
                                   --------  --------  ----------  ----------
Net premiums earned .............  $347,450  $332,936  $1,006,639  $  954,447
                                   ========  ========  ==========  ==========
Loss and loss adjustment expenses
  recoverable from reinsurers ...  $ 56,477  $ 55,536  $  130,669  $  114,547
                                   ========  ========  ==========  ==========

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

     The Trust is wholly-owned by Orion and the sole assets of the Trust are the Debentures issued by Orion. Orion has provided a full and unconditional guaranty of the Trust's obligations under the Trust Preferred Securities, including all costs, expenses, debts and liabilities of the Trust.

Note E - Stockholders' Equity and Earnings Per Common Share

     On June 5, 1997 the Company declared a 2-for-1 split of its common stock payable on July 7, 1997 to shareholders of record on June 23, 1997. All common stock and per common share data presented in these financial statements have been restated to give effect to this stock split.

     The Company repurchased 42,916 shares of its common stock at an aggregate cost of $1,533,000 in the first nine months of 1997. The remaining authorization from the Board of Directors for the Company's stock repurchase program was $3,169,000 on September 30, 1997.

      Earnings per common share are computed using the weighted average common and dilutive common equivalent shares outstanding. The weighted average common shares amounted to 27,881,000 and 27,702,000 shares for the three months ended September 30, 1997 and 1996, respectively, and 27,828,000 and 27,798,000 shares for the nine months ended September 30, 1997 and 1996, respectively.

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

     On September 18, 1997, a complaint naming the Company, Guaranty National Corporation and Guaranty National's Directors, as defendants, was filed on behalf of the Guaranty National's shareholders in connection with the Company's exchange offer announced on that date. A response to this complaint will be made promptly after the offer commences (See Note H regarding purchase of Guaranty National shares).

Note G - Accounting Standards Not Yet Adopted

     In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" which establishes new guidelines for the computation and disclosure of earnings per share. SFAS No. 128 is required to be adopted at the end of 1997. Current earnings per share ("EPS") disclosures will be replaced by Basic EPS and Diluted EPS as defined in SFAS No. 128. Pro forma Basic EPS and Diluted EPS computed in accordance with SFAS No. 128 would be $.90 and $.88 for the third quarter of 1997 and $.89 and $.88 for the third quarter of 1996, respectively. The pro forma nine-month Basic EPS and Diluted EPS would be $2.91 and $2.85 for 1997 and $2.29 and $2.26 for 1996, respectively.

     In June 1997 the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. This statement is effective for financial statements for periods beginning after December 15, 1997. Management is currently evaluating the effects of this change on the Company's financial statements.

Note H - Purchase of Guaranty National Shares

     On October 31, 1997, the Company and Guaranty National Corporation announced that their respective Boards of Directors have approved an agreement providing for the merger of Guaranty National into a wholly-owned subsidiary of Orion. Under the agreement reached, the merger will take place following the completion of an Orion tender offer for the approximately 2.9 million shares of Guaranty National common stock that it does not already own for $36 per share in cash. The cash tender offer supersedes the exchange offer previously announced on September 18, 1997. Orion currently owns 80.5% of the outstanding stock of Guaranty National.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Orion Capital Corporation
Farmington, Connecticut

     We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of September 30, 1997, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1997 and 1996 and the statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP


Hartford, Connecticut
October 31, 1997
                                  Page 13

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 Nine Months Ended September 30, 1997 and 1996

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

     Earnings (loss) by segment before federal income taxes and minority interest expense are summarized as follows for the quarterly and nine-month periods ended September 30, 1997 and 1996.

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                       ------------------  ------------------
                                         1997      1996      1997      1996
                                         ----      ----      ----      ----
                                                   (000s omitted)

Regional Operations .................  $22,899   $12,454  $ 60,360   $ 42,555
Special Programs ....................    5,187    16,201    33,143     40,662
Guaranty National ...................   14,209     9,778    40,519     23,964
                                       -------   -------  --------   --------
                                        42,295    38,433   134,022    107,181
Other ...............................   (4,222)   (4,966)  (13,270)   (15,929)
                                       -------   -------  --------   --------
  Total..............................  $38,073   $33,467  $120,752   $ 91,252
                                       =======   =======  ========   ========

Net premiums written for the Company by segment are as follows:

Three Months Ended  Nine Months Ended
                                      September 30,        September 30,
                                   ------------------    -------------------
                                      1997     1996         1997     1996
                                      ----     ----         ----     ----
                                                 (000s ommitted)

Regional Operations ............. $ 99,176  $ 87,367    $  276,971  $266,525
Special Programs ................  106,785   138,101       325,248   360,616
Guaranty National ...............  145,532   124,304       423,733   368,659
                                  --------  --------    ----------  --------
                                  $351,493  $349,772    $1,025,952  $995,800
                                  ========  ========    ==========  ========


     Regional Operations' net premiums written increased 13.5% in the third quarter of 1997 and increased 3.9% in the first nine months of 1997 compared to the same 1996 periods. The increase in premiums written in the third quarter of 1997 over the 1996 period was from the growth generated by a national account program EBI started in the first quarter of 1997. The increase in premiums written in 1997 was also from EBI's selective geographic expansion and penetration, including the opening of five branch offices in 1997 and seven in 1996 in territories where the Company believes it will benefit from its service-oriented approach. The increase in premiums was mitigated in part by the effects of legislative reforms in certain states that have led to an increasingly competitive workers compensation marketplace.

     Special Programs' net premiums written decreased 22.7% in the third quarter of 1997 and 9.8% in the first nine months of 1997 compared to the same 1996 periods. In November 1996, the Company sold the renewal book of business of its reinsurance operations to concentrate on businesses where the Company can better service specialized niche markets. Excluding premiums from the assumed reinsurance business, this segment's net premiums written decreased 9.9% for the third quarter and increased 4.6% for the nine-month period ended September 30, 1997. The decrease in premiums written in the third quarter of 1997 in comparison to the 1996 period largely related to a cancelled Connecticut Specialty inland marine program. Premiums written by DPIC Companies for professional liability insurance decreased 0.4% to $142,020,000 in the first nine months of 1997 from $142,544,000 for the same 1996 period. The decrease is primarily attributable to rate reductions in a very competitive professional liability insurance market offset in part by a continued high level of policy renewals. Premium volume for Connecticut Specialty in the first nine months of the year increased 1.5% to $129,856,000 in 1997 from $127,901,000 in 1996. The increase in premiums was primarily from transportation programs, including truck liability and physical damage coverages, and from increases in low exposure professional liability programs, in part offset by a decrease in premiums from a cancelled inland marine program. Also, premiums written for most Connecticut Specialty programs increased in 1997 from the comparable 1996 period from higher retentions after a change in reinsurance effective May 1996. Premiums written by Wm. H. McGee increased 40.9% to $43,292,000 for the first nine months of 1997 from $30,736,000 for the same 1996 period. The increase is principally the result of the Company's greater participation in the underwriting pools managed by McGee.

      Guaranty National's net premiums written increased 17.1% for the third quarter of 1997 and increased 14.9% for the nine-months of 1997 compared to the same periods in 1996. Net premiums written for personal lines increased 30.1% to $248,502,000 in the first nine months of 1997 from $191,030,000 in the same period of 1996. Much of this premium volume growth in the private passenger line of business was due mainly to newly-enacted legislation in the state of California which requires all drivers to maintain liability insurance. This change in California law resulted in a significant increase in the personal lines one-month product business. Commercial lines premiums decreased 11.4% to $107,007,000 in 1997 from $120,750,000 during the first nine months of 1996. The majority of the decrease for commercial lines was from lower production in the nonstandard division, increased competition by standard carriers in the nonstandard marketplace, and the effect of both agent and program cancellations during 1996. Premiums written by the collateral protection unit increased 20.0% to $68,224,000 in the first nine months of 1997 from $56,879,000 for the comparable period in 1996. The premium volume growth for this unit comes from increased writing in mortgage fire coverages and a new mechanical breakdown program.

     Premiums earned by the Company increased 4.4% to $347,450,000 in the third quarter of 1997 compared to $332,936,000 in the third quarter of 1996, and 5.5% to $1,006,639,000 in the first nine months of 1997 from $954,447,000 in 1996. Premiums earned reflects the recognition in income of the changing levels of net premium writings.

Net investment income
---------------------

      Pre-tax net investment income increased 13.1% to $40,754,000 for the third quarter of 1997 versus $36,028,000 for the third quarter of 1996, and increased 14.5% to $122,291,000 for the first nine months of 1997 as compared to $106,821,000 for 1996. The pre-tax yields on the average investment portfolio were 7.0% and 6.7% for the first nine months of 1997 and 1996, respectively, and the after-tax yields were 5.3% in both 1997 and 1996. The increase in net investment income resulted from increased earnings both on a higher investment base and from investments in limited partnerships. The higher investment base includes the proceeds related to the issuance of $125,000,000 of trust preferred securities in January 1997 and the effects of operating cash flow, offset in part by the July 1996 cash outlay of approximately $88,000,000 for the purchase of Guaranty National common shares. Limited partnership earnings were $3,768,000 and $12,333,000 for the third quarter and first nine months of 1997, respectively, versus $3,803,000 and $9,906,000 for the respective 1996 periods.

     Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value. The carrying value of fixed maturity and short-term investments amounted to $2,095,364,000 and $1,858,045,000, or approximately 80.0% of the Company's cash and investments at both September 30, 1997 and December 31, 1996.

     The Company's investment philosophy is to achieve a superior rate of return after taxes while maintaining a proper balance of safety, liquidity, maturity and marketability. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. At September 30, 1997 and December 31, 1996, the Company's investments in non-investment grade and unrated fixed maturity securities were carried at $242,671,000 and $219,473,000, respectively. These investments represented a total of 9.3% and 9.5% of cash and investments and 6.5% and 6.3% of total assets at September 30, 1997 and December 31, 1996, respectively.

Realized investment gains
-------------------------

     Net realized investment gains decreased $328,000 and increased $12,693,000 to $5,152,000 and $29,299,000 in the third quarter and first nine months of 1997, respectively, from net realized investment gains of $5,480,000 and $16,606,000 in the respective periods of 1996. Realized investment gains are net of provisions for losses on securities deemed to be other than temporarily impaired of $1,778,000 and $1,300,000 for the first nine months of 1997 and 1996, respectively, all from the first half of such years. Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors.

EXPENSES AND OTHER

Operating ratios
----------------

     The following table sets forth certain ratios of insurance operating expenses to premiums earned for the Company and the ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") by segment:

                                     Three Months Ended  Nine Months Ended
                                        September 30,      September 30,
                                     ------------------  -----------------
                                       1997      1996      1997      1996
                                       ----      ----      ----      ----
Loss and loss adjustment expenses..   65.9%      67.2%     66.9%     68.6%
Policy acquisition costs and other
  insurance expenses ..............   31.4       30.4      31.2      29.6
                                      ----       ----      ----      ----
    Total before policyholders'
      dividends ...................   97.3       97.6      98.1      98.2
Policyholders' dividends ..........    2.3        2.2       1.8       1.7
                                      ----       ----      ----      ----
    Total after policyholders'
      dividends ...................   99.6%      99.8%     99.9%     99.9%
                                      ====       ====      ====      ====
Loss and loss adjustment expense
  ratio by segment:
    Regional Operations ...........   49.4%      61.4%     55.5%     62.8%
    Special Programs ..............   75.1       69.3      72.9      70.7
    Guaranty National .............   69.8       69.4      69.6      71.0

     Management believes that the Company's reserves for losses and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred. Adverse development of prior years' losses amounted to $6,683,000 in the first nine months of 1997 compared with $6,662,000 in the first nine months of 1996.

     The current year improvement in the loss ratios for the Regional Operations segment results from favorable loss experience achieved by EBI Companies through its service oriented approach of working with its customers to prevent losses and reduce claim costs.

     The increase in loss ratios for the Special Programs segment is mainly attributable to losses from certain programs cancelled by Connecticut Specialty. The increase in the loss ratios for this segment has been offset in part by the impact of the change in this segment's mix of business, particularly the lower premiums and losses from the assumed reinsurance business that the Company exited in November 1996.

     The improvement in the year-to-date loss ratio for Guaranty National is primarily attributable to lower claim frequency for the personal lines and commercial lines units. This improvement has been offset in part by costs incurred to improve claim handling and reduce insurance fraud in the personal lines unit and by higher estimates for loss adjustment expenses for the commercial lines unit.

     The increase in the ratio of deferred policy acquisition costs and other insurance expenses to premiums earned is attributable to the Company's continued investment in building its loss prevention and claims management competencies. The increase for 1997 was also the result of the change in Connecticut Specialty's reinsurance in May 1996, which provides for lower ceding commissions.

Interest expense
----------------

     Interest expense was $6,196,000 in the third quarter of 1997 compared to $6,165,000 in 1996, and $18,498,000 in the first nine months of 1997 versus $18,483,000 in 1996, reflecting consistent levels of debt outstanding and interest rates on the Company's debt for the first three quarters of both years.

Equity in earnings (loss) of affiliate
--------------------------------------

     Equity in earnings (loss) of affiliate includes the Company's portion of earnings of $385,000 and $291,000 from the investment in Intercargo in the third quarters of 1997 and 1996, respectively, and earnings of $1,294,000 in the first nine months of 1997 versus a loss of $430,000 recorded in the first nine months of 1996. The Company records its share of Intercargo's results in the subsequent quarter.

Federal income taxes
--------------------

     Federal income taxes on pre-tax operating results and the related effective tax rates, including the tax benefit from the minority interest expense in subsidiary trust, amounted to $8,772,000 (24.8%) and $7,677,000 (23.0%) in the third quarters of 1997 and 1996, respectively. The corresponding amounts for the first nine months of 1997 and 1996 were $27,781,000 (24.6%) and $21,444,000 (23.5%), respectively. The Company's effective tax rate is less than the statutory tax rate of 35.0% primarily because of income derived from tax-advantaged securities.

Minority interest expense
-------------------------

     Minority interest in subsidiary net earnings of $2,045,000 and $1,429,000 for the third quarters and $5,764,000 and $6,987,000 for the first nine months of 1997 and 1996, respectively, represents the portion of Guaranty National's earnings, net of federal income taxes, attributable to Guaranty National's minority shareholders. The 1997 nine month expense was lower due to the increase in the Company's ownership of Guaranty National in July 1996.

     Minority interest in subsidiary trust of $1,774,000 and $5,084,000 for the third quarter and first nine months of 1997, respectively, represents the financing cost after the federal income tax deduction on Orion's $125,000,000 of 8.73% trust preferred securities issued in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities decreased by $56,847,000 for the first nine months of 1997 from $134,616,000 in 1996 to $77,769,000 in 1997.
The decrease in operating cash flow for 1997 was the result of higher payments for losses, policy acquisition costs, policyholders' dividends, minority interest in subsidiary trust, and other payments, consistent with the Company's growth level in recent years and including the payment of losses for the assumed reinsurance business the Company exited in November 1996. Partially offsetting these increased cash outflows were higher premiums collected, reflective of the Company's current rate of growth.

     Cash used in investment activities increased to $196,298,000 for the first nine months of 1997 from $94,366,000 in 1996. Cash is used in investment activities primarily for purchases of investments. The purchases are funded by maturities and sales of investments, as well as by the net cash from operating cash flows after cash provided by or used in financing activities. Cash invested in 1997 includes the investment of the net proceeds from $125,000,000 of trust preferred securities issued by Orion in January 1997.

     Cash provided by financing activities was $109,466,000 for the first nine months of 1997 and cash used in financing activities was $22,914,000 for the same period of 1996. Cash was provided by the net proceeds from the issuance of $125,000,000 of trust preferred securities by Orion. Cash was used for dividend payments and the Company's stock repurchase program in both 1997 and 1996. Orion increased its quarterly dividend rate by 14.3% in the second quarter of 1997 and by 8.7% and 12.0% in the first and fourth quarters of 1996, respectively.

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

     Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $182,117,000 and $293,477,000 at September 30, 1997 and December 31, 1996,
respectively. Orion's insurance subsidiaries had combined policyholders' surplus of $795,079,000 at September 30, 1997 and $670,572,000 at December 31,
1996, and statutory operating leverage ratios based on trailing twelve months net premiums written to policyholders' surplus of 1.7:1 at September 30, 1997 and 2.0:1 at December 31, 1996.

     The terms of Orion's indentures for its $100,000,000 of 7 1/4% Senior Notes due 2005 and its $110,000,000 of 9 1/8% Senior Notes due 2002 limit the amount of liens and guaranties by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes. Management does not believe that these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At September 30, 1997, the Company was in compliance with the terms of its senior note indentures. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

     As of September 30, 1997, Guaranty National has $100,000,000 outstanding under an agreement with several banks which provides for an unsecured reducing revolving credit facility. Principal payments are due from April 1999 until 2002. Interest is payable quarterly at interest rates based on the floating LIBOR rate, plus a margin of 0.375% to 0.75%. Guaranty National has two interest rate swap agreements which effectively change the interest rate exposure on $80,000,000 of these borrowings to a fixed rate of approximately 6.3% through March 31, 1998. Guaranty National is in compliance with the various covenants and restrictions in its bank loan agreement.

     On January 13, 1997 Orion issued $125,000,000 of 8.73% Junior Subordinated Deferrable Interest Debentures due January 1, 2037 (the "Debentures") to Orion Capital Trust I (the "Trust"), a Delaware statutory business trust sponsored by Orion. The Trust simultaneously sold $125,000,000 of 8.73% Capital Securities (the "Trust Preferred Securities") which have substantially the same terms as the Debentures. The net proceeds from the sale of the Trust Preferred Securities will be used in part for the recently announced acquisition of Guaranty National common stock not already owned by Orion. The Trust Preferred Securities are subordinate to all liabilities of the Company, and may be redeemed without premium on or after January 1, 2007. The Company may defer interest distributions on the Trust Preferred Securities; however, during any period when such cumulative distributions
                                    Page 20
have been deferred, Orion may not declare or pay any dividends or distributions on its common stock.

     On June 5, 1997 the Company declared a 2-for-1 split of its common stock payable on July 7, 1997 to shareholders of record on June 23, 1997. All common stock and per common share data presented in the financial statements has been restated to give effect to this stock split.

     The Company repurchased 42,916 shares of its common stock at an aggregate cost of $1,533,000 in the first nine months of 1997. The remaining authorization for the stock repurchase program from the Company's Board of Directors was $3,169,000 as of September 30, 1997.

     On October 31, 1997, the Company and Guaranty National Corporation announced that their respective Boards of Directors have approved an agreement providing for the merger of Guaranty National into a wholly-owned subsidiary of Orion. Under the agreement reached, the merger will take place following the completion of an Orion tender offer for the approximately 2.9 million shares of Guaranty National common stock that it does not already own for $36 per share in cash. The cash tender offer supersedes the exchange offer previously announced on September 18, 1997. A complaint naming the Company, Guaranty National and Guaranty National's Directors, as defendants, was filed on behalf of the Guaranty National's shareholders in connection with the Company's exchange offer announced. A response to this complaint will be made promptly after the offer commences. Orion currently owns 80.5% of the outstanding stock of Guaranty National.

     On October 20, 1997, Guaranty National announced plans to purchase Unisun Insurance ("Unisun") from Michigan Mutual Insurance Company for $26 million. Unisun, which is primarily a personal lines company, is headquartered in Charleston, South Carolina. Unisun also writes commercial multi-lines, homeowners protection and flood insurance under the U.S. Government insured Write Your Own program. Guaranty National expects the transaction to be completed by year end following appropriate approvals by regulatory authorities.

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

                         PART II. OTHER INFORMATION

Items  1 - 5.
-------------
None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits

Exhibit 11:   Computation of Earnings Per Common Share

Exhibit 15: Deloitte & Touche LLP Letter re unaudited interim financial information

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

                                             ORION CAPITAL CORPORATION



Date:  November 4, 1997                      By: /s/ W. Marston Becker
                                                 --------------------------
                                                 Chairman of the Board
                                                 and Chief Executive Officer


Date:  November 4, 1997                      By:  /s/ Daniel L. Barry
                                                  --------------------------
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

                                                        Page No.

Exhibit 11         Computation of Earnings                25
                   Per Common Share

Exhibit 15         Deloitte & Touche LLP Letter
                   re unaudited interim financial
                   information                            26

Exhibit 27         Financial Data Schedule                27