Form 10-K
period 1997-12-31
ORION CAPITAL CORP
filed 1998-03-26
CIK 74931

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------

                                 FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended        Commission file number
              December 31, 1997                    1-7801
                              ----------------
                         ORION CAPITAL CORPORATION
           (Exact name of registrant as specified in its charter)

                Delaware                            95-6069054
         (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)           Identification Number)

         9 Farm Springs Road, Farmington, Connecticut   06032
         (Address of principal executive offices)      (Zip Code)

         Registrant's telephone number, including area code:  860-674-6600

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

         Securities registered pursuant to Section 12(g) of the Act:
                              (Title of Class)
                9.125% Senior Notes due September 1, 2002
                7.25%  Senior Notes due July 15, 2005
                8.73%  Trust Preferred Capital Securities due January 1, 2037
                      (issued by a wholly-owned Trust of the Registrant)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates was $1,445,510,000 as of March 24, 1998.

     As of March 24, 1998, 27,533,525 Shares of Common Stock, $1.00 par value, of registrant were outstanding exclusive of shares held by registrant and its subsidiaries.


                     DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III is incorporated by reference from registrant's definitive proxy statement for its Annual Meeting to be held on May 28, 1998. Registrant intends to file the proxy material, which involves the election of directors, not later than 120 days after the close of its fiscal year.

Table of Contents
Page

Part I
Item 1:    Business                                                       3
              General                                                     3
              Regional Operations                                        10
              Special Programs                                           11
              Guaranty National Companies                                16
              Insurance Industry Characteristics                         17
              Miscellaneous Operations                                   29

Item 2:    Properties                                                    29
Item 3:    Legal Proceedings                                             29
Item 4:    Submission of Matters to a Vote of Security Holders           29
           Information concerning Executive Officers of the Company      29
Part II
Item 5:    Market for Registrant's Common Equity and Related             32
             Stockholder Matters
Item 6:    Selected Financial Data                                       33
Item 7:    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         34
Item 7A:   Quantitative and Qualitative Disclosures About Market Risk    47
Item 8:    Financial Statements and Supplementary Data                   48
Item 9:    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                         82

Part III
Item 10:   Directors and Executive Officers of the Registrant            82
Item 11:   Executive Compensation                                        82
Item 12:   Security Ownership of Certain Beneficial Owners
             and Management                                              82
Item 13:   Certain Relationships and Related Transactions                82

Part IV
Item 14:   Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K                                     82

Signatures                                                               88
Exhibit Index                                                            91

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


                                 PART I
ITEM 1.  BUSINESS
                                GENERAL

Our Operations

      Orion Capital Corporation is an insurance holding company. We have the ability, through our seventeen wholly-owned insurance subsidiaries and investments in other insurance companies, to write almost all types of property and casualty insurance nation-wide and throughout Canada. However, our operations are highly specialized. We currently only underwrite and sell the following specialized insurance products and services:

      - workers compensation products and related services primarily through EBI Companies;

      - professional liability coverage for architects, engineers, environmental consultants, lawyers and accountants through DPIC Companies;

      - special property and casualty insurance programs tailored to the risks associated with selected types of businesses, including commercial nonstandard automobile insurance, through Orion Specialty;

      - personal nonstandard automobile insurance through Guaranty
         National; and

      - underwriting management of insurance pools focusing on ocean cargo, inland marine and related property coverage through Wm. H. McGee.

      As of December 1997, we own 100% of Guaranty National Corporation. Guaranty National and its subsidiaries sell nonstandard automobile insurance, and specialty property and casualty insurance coverages which are not readily available in traditional insurance markets. Prior to December 1997, we owned slightly more than 80% of Guaranty National, but during that month we brought all the remaining shares of Guaranty National we did not own at $36.00 per share in a public tender offer. The total cost of the new shares was $116,082,000, of which $104,429,000 was paid in cash.

      After completion of the acquisition of Guaranty National, in January 1998 the Company shifted Guaranty National's commercial lines to a newly formed unit, Orion Specialty. At that same time, we also shifted the company's program business specialist unit, Connecticut Specialty Group, to the new unit and began the integration of the two operations. This action transformed Guaranty National into a personal lines only company.

     In November 1996, we exited the assumed reinsurance business when we sold the ongoing operations of our subsidiary, Security Reinsurance Company. The purchaser was Hartford Fire Insurance Company acting for HartRe, the Hartford Insurance Group's reinsurance operation. As a result of the sale, Security Reinsurance Company discontinued actively writing business and became an inactive company.

     We have also invested in a publicly traded insurance holding company called Intercargo Corporation. We own 24.7% of Intercargo. Intercargo's subsidiaries are insurance companies that specialize in international trade and transportation coverages. Intercargo operates as an independent company and we select one member of its seven-member board of directors.
We have agreed with Intercargo that, without its approval, until June 30, 2000, we will not increase our ownership above 35%, and until June 30, 2005, we will not increase our ownership above 49%.

     We own insurance companies, as well as brokerage companies and insurance management and service companies. Those companies have licenses to transact business nationwide and in all Canadian provinces. In general we do not sell our insurance products directly to our policyholders. We obtain substantially all our business through independent insurance agents and brokers. We have approximately 3,600 employees. Substantially all of our employees work in our insurance or insurance-related operations. The Company is not a party to any collective bargaining agreements and believes its relationship with its employees to be good.

     Orion Capital Corporation was incorporated in the State of Delaware in 1960, and its wholly-owned insurance subsidiaries are incorporated in the States of California, Connecticut, Colorado, Oklahoma, South Carolina, Texas and Wisconsin. Our principal executive offices are located 9 Farm Springs Road, Farmington, Connecticut 06032 and the telephone numbers are
(860) 674-6600 and (800) 243-7060.

Orion Capital Corporation - Capital Structure

     We have simplified our debt and capital structure over the past several years. This simplified structure has permitted us to take advantage of lower interest rates, reduce the cost of capital and eliminate sinking fund payments until the maturity of our senior notes. In June 1997, to increase the trading liquidity and affordability of our common stock, we declared a 2-for-1 stock split. At year end, the only securities that Orion Capital Corporation had outstanding were:

          - 27,605,544 shares of Common Stock;

          - $110,000,000 face amount of 9.125% Senior Notes, due
            September 1, 2002;

          - $100,000,000 face amount of 7.25% Senior Notes, due July 15,
            2005; and

          - $125,000,000 of 8.73% Trust Preferred Capital Securities, due January 1, 2037.

     On January 13, 1997, Orion Capital Corporation issued $125,000,000 of 8.73% Junior Subordinated Deferrable Interest Debentures, due January 1, 2037, to Orion Capital Trust I, a Delaware statutory business trust we sponsored. The Trust simultaneously sold, in a private placement, $125,000,000 of the Trust's 8.73% Preferred Capital Securities, which have substantially the same terms as the 8.73% Debentures. The proceeds from the sale of the securities were used, in part, to purchase Guaranty National in December 1997. The securities were registered with the Securities and Exchange Commission in April, 1997.

     On February 2, 1998, similar to the prior year's issuance of trust preferred securities, Orion Capital Corporation issued $125,000,000 of 7.701% Junior Subordinated Deferrable Interest Debentures, due April 15, 2028, to Orion Capital Trust II, a Delaware statutory business trust we sponsored. Trust II then simultaneously sold $125,000,000 of the Trust's 7.701% Preferred Capital Securities, which have substantially the same terms as the 7.701% Debentures, in a private placement. Approximately $100,000,000 of the net proceeds from the sale were used to retire the bank indebtedness of Guaranty National. We agreed to register the 7.701% Preferred Capital Securities under the Securities Act of 1933, and will file a registration statement with the Securities and Exchange Commission.

     While the two trust preferred issuances have complicated structures, they give us all the advantages of preferred stock with the tax deductibility feature of debt. The securities provide a low after-tax cost of financing for our business growth. See Notes H and R to the consolidated Financial Statements.

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

     II.  Special Programs - this segment includes five operations:

           1. DPIC Companies, which markets our professional liability insurance;

           2. Orion Specialty (formerly known as Connecticut
              Specialty through December 31, 1997) which writes our
                specialty insurance programs and our commercial nonstandard automobile insurance;

           3. Wm. H. McGee & Co., Inc., our underwriting management company that specializes in ocean marine, inland marine and related property insurance;

           4. our 24.7% interest in Intercargo Corporation, which sells insurance coverages for international trade; and

           5. SecurityRe - the run-off operations of our assumed reinsurance business.

     III. Guaranty National Companies - which specializes primarily in personal nonstandard automobile insurance and other property insurance.

      IV. Other - miscellaneous income and expenses of the parent company.

Net Earnings

     Our net earnings and per share amounts for the past three years, were as follows:
                              1997            1996            1995

Net earnings............   $115,806,000    $86,631,000     $67,622,000
Net earnings per basic
  share.................   $       4.24    $      3.16     $      2.41
Net earnings per diluted
  share.................   $       4.15    $      3.12     $      2.38

     Earnings per share has been calculated based upon a new accounting standard, SFAS No. 128 "Earnings per Share." Diluted earnings per share is the same as per share amounts previously reported. Additionally, all shares and per share amounts have been restated for the 2-for-1 stock split issued on July 7, 1997.

     The above basic per share figures were based on weighted average common shares outstanding of 27,333,000 in 1997, 27,400,000 in 1996 and 28,110,000 in 1995.

     The above diluted per share figures were based on weighted average common shares and diluted equivalent outstanding of 27,900,000 in 1997, 27,788,000 in 1996 and 28,374,000 in 1995. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     In the following pages of this report, Orion Capital Corporation is referred to as "Orion" or the "parent corporation," while Orion and its consolidated subsidiaries are collectively referred to as the "Company."

     The following tables present condensed financial information showing revenues, pre-tax earnings (loss) and other financial data and ratios of the four segments for each of the three years in the period ended December 31, 1997. Identifiable assets, by segment, are included in Note O to the Consolidated Financial Statements, "Industry Segment Information."

                                                Year Ended December 31,
                                             ------------------------------
                                             1997        1996        1995
                                             ----        ----        ----
                                                       (000s omitted)
REVENUES:
  Regional Operations -
    Premiums earned ................... $  362,127  $  356,809    $322,098
    Net investment income .............     41,787      38,226      35,750
    Realized investment gains .........     13,776       6,804       4,636
    Other income ......................        338         176         188
                                        ----------  ----------    --------

      Total Regional Operations........    418,028     402,015     362,672
                                        ----------  ----------    --------


  Special Programs -
    Premiums earned ...................    448,923     462,295     426,905
    Net investment income .............     68,700      62,646      59,584
    Realized investment gains .........     22,222      11,066       7,781
    Other income ......................     19,726      22,658      13,564
                                        ----------  ----------    --------
      Total Special Programs ..........    559,571     558,665     507,834
                                        ----------  ----------    --------

  Guaranty National Companies -
    Premiums earned ...................    546,630     481,648          -
    Net investment income .............     43,613      39,439          -
    Realized investment gains .........     11,984       8,455          -
                                        ----------  ----------    --------
      Total Guaranty National
      Companies........................    602,227     529,542          -
                                        ----------  ----------    --------
  Other ...............................     10,709       3,227       3,774
                                        ----------  ----------    --------
                                        $1,590,535  $1,493,449    $874,280
                                        ==========  ==========    ========
EARNINGS (LOSS):
  Regional Operations ................. $   86,807  $   68,371    $ 57,830
  Special Programs ....................     49,700      44,052      43,241
  Guaranty National Companies..........     56,249      35,727       4,466
                                        ----------  ----------    --------
    Total property and casualty
    operations.........................    192,756     148,150     105,537
  Other................................    (16,576)    (20,794)    (17,502)
                                        ----------  ----------    --------
                                           176,180     127,356      88,035
  Federal income taxes.................    (46,481)    (32,033)    (20,413)
  Minority interest expense............    (13,893)     (8,692)         -
                                        ----------  ----------    --------
Net earnings........................... $  115,806  $   86,631    $ 67,622
                                        ==========  ==========    ========













      The following table sets forth, on a consolidated basis, certain insurance ratios for the Company:
                                                  Year Ended December 31,
                                             --------------------------------
                                               1997        1996        1995
                                               ----        ----        ----
  Loss and loss adjustment expenses to
    premiums earned .......................    66.7%       67.9%       68.4%
  Policy acquisition and other insurance
    expenses to premiums earned ...........    31.2        30.1        29.0
                                              -----       -----       -----
    Total before policyholders' dividends..    97.9        98.0        97.4
  Policyholders' dividends to premiums
    earned ................................     1.8         1.8         2.9
                                              -----       -----       -----
    Combined ratio.........................    99.7%       99.8%      100.3%
                                              =====       =====       =====

     One or more of Orion's insurance subsidiaries are licensed to transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico and all provinces of Canada. In 1997, approximately 14.8% of the Company's consolidated direct premiums written was generated in California, 7.7% in Pennsylvania, 6.4% in New York, 5.6% in Texas and 5.5% in Florida. The large increase in California premiums in 1997 and 1996 is from nonstandard private passenger automobile coverages written by Guaranty National. Also significant in California is architects and engineers professional liability insurance. The primary line of business in Pennsylvania and Texas is workers compensation. New York's primary line is ocean and inland marine business written by McGee. The primary lines of business in Florida are private passenger and commercial automobile, and commercial multiple peril. The following table shows the geographical distribution of direct premiums written by the Company in 1997, 1996 and 1995, including Guaranty National's premiums for 1997 and 1996:

                       Geographical Distribution of Direct Premiums Written
                                      Year Ended December 31,
                      -------------------------------------------------------
State                    1997      Pct.       1996     Pct.     1995     Pct.
-----                    ----      ----       ----     ----     ----     ----
                           (000s omitted - except for percentages)
California ........ $  226,028     14.8%  $  171,962   12.0%  $ 45,308    5.7%
Pennsylvania ......    116,745      7.7      130,786    9.1    110,993   13.9
New York ..........     96,754      6.4      106,090    7.4     37,667    4.7
Texas .............     85,250      5.6       84,939    5.9     62,426    7.8
Florida............     84,149      5.5       52,307    3.7     36,226    4.5
All others (1) ....    912,389     60.0      885,366   61.9    506,664   63.4
                    ----------    -----   ----------  -----   --------  -----
                    $1,521,315    100.0%  $1,431,450  100.0%  $799,284  100.0%
                    ==========    =====   ==========  =====   ========  =====

(1) In 1997, no other single state or country accounts for more than 5% of total direct premiums written.


     For 1997, 27.8% of the Company's net premiums written was derived from workers compensation insurance written primarily in twenty-four states; 27.3% came from private passenger automobile insurance; 18.3% related to liability insurance other than automobile, primarily professional liability insurance; 11.4% came from commercial automobile insurance and 5.1% was from marine insurance coverages. No other line of business contributed in excess of 5% to 1997 net premiums written. The following table shows net premiums written for the Company, including Guaranty National for 1997 and 1996, by major statutory lines of business:

                                       Net Premiums Written

                                        Year Ended December 31,
                        -------------------------------------------------------
                            1997     Pct.       1996     Pct.     1995     Pct.
                            ----     ----       ----     ----     ----     ----
                                (000s omitted - except for percentages)
Workers compensation .. $  380,789   27.8%  $  383,615   28.8%  $355,691   47.0%
Private passenger
  automobile ..........    373,076   27.3      307,533   23.0     33,161    4.4
Liability other than
  automobile ..........    250,013   18.3      249,425   18.7    210,679   27.8
Commercial automobile .    155,646   11.4      147,287   11.0     64,874    8.6
Marine ................     69,125    5.1       67,587    5.1     49,152    6.5
Commercial multiple
  peril ...............     65,796    4.8       46,401    3.5      5,654     .7
All others ............     72,623    5.3      132,273    9.9     38,225    5.0
                        ----------  -----   ----------  -----   --------  -----
                        $1,367,068  100.0%  $1,334,121  100.0%  $757,436  100.0%
                        ==========  =====   ==========  =====   ========  =====

                          REGIONAL OPERATIONS

     The Regional Operations segment is mainly comprised of the EBI Companies ("EBI"), which provides workers compensation insurance as well as alternative workers compensation services and related products. Through the addition of alternative products and pricing approaches, entry into new states and continued emphasis on its value-added services, EBI expects to further expand its presence in the workers compensation market.

     EBI is a specialist in workers compensation on a regional and national basis. EBI continues to expand its nationwide presence in this market by bringing its distinctive value-added approach to new states and a new customer focus in the multi-state/national accounts segment. EBI operates on a nationwide basis through 44 offices located in 24 states and plans further expansion into new states in the coming year. It ranks among the 20 largest writers of workers compensation insurance in the United States based on net premiums written and has the lowest three year average loss ratio within this group. Its headquarters is in Itasca, Illinois, a suburb of Chicago. Information about EBI is available on the Internet at http://www.ebico.com.

     EBI's competitive edge stems from its distinctive service-oriented approach. EBI offices are staffed with underwriters, marketing representatives, claim representatives, accident prevention consultants, lawyers, medical and rehabilitation experts and other technical and administrative personnel who work in a multidisciplinary team environment.
The team approach starts with the underwriting process. EBI's method of underwriting is not merely to evaluate the risk, but also to assess and reduce the likelihood of injury through accident prevention services. Accident prevention and claims management personnel, as well as underwriters, have direct responsibility for account selection and in underwriting each client.

Zero Accident Culture R
-----------------------

     The EBI team then works directly with the client and its employees to identify the factors that affect their insurance costs, and to provide services designed to reduce the frequency and severity of injuries. EBI's approach to accident prevention requires insureds to establish and maintain a Zero Accident Culture R, ("ZAC") designed to keep the work environment free of accidents. EBI manages worker injuries through its team of claims personnel and rehabilitation nurses to minimize the employee's disability and related medical costs.

     With a desire to influence and impact the work place environment to reduce losses and long-range insurance costs, EBI's marketing targets businesses where its ZAC philosophy and service-oriented approach can have the greatest impact. EBI has concentrated its efforts on an ever-broadening array of businesses in selected industries, including manufacturers, nursing homes, hospitals, hotels, and school districts. EBI's expansion in recent years has given it a much broader base of operations. Today, EBI is recognized as a national workers compensation niche insurance carrier.

Continued Expansion
-------------------

     As EBI has continued to grow, it has refined its agency force by strengthening relationships with large, regional and national insurance agents and brokers. Approximately 1,000 independent agents and brokers produce all of the direct business written in 1997 by EBI. These agents and brokers receive commissions on the sale of insurance. No single independent agent or broker contributed more than 10% of this segment's net written premiums.

     EBI has recorded profitable underwriting results for the past five years which has led it to continue its plan of geographic expansion. In 1997, it added five new branch offices and expanded into three new states. It intends to expand into five new states in 1998 utilizing a multi-disciplinary team approach to select the states in which it operates. EBI's expansion strategy has been, in part, to anticipate reform initiatives in various states and establish a foothold in such new markets before reform benefits have been realized. Expansion opportunities now also include multi-state/national clients. EBI has been able to gain a strong reputation for service.

     Alternative workers compensation products and services are designed to capitalize on EBI's expertise in traditional workers compensation. EBI applies those skills to writing workers compensation for large accounts and clients desiring large deductibles. Among the alternative products EBI offers is a workers compensation excess coverage and an accompanying self-insured administration program and an integrated employee benefit program.

What is Workers Compensation Insurance ?
----------------------------------------

     A workers compensation policy obligates an insurance company to pay all disability, medical, and other benefits for injured workers as may be required by applicable state laws. The insurance policies currently written by EBI provide workers compensation coverage with limits of liability set by the provisions of state workers compensation laws. The benefits provided by these laws vary with the nature and severity of the injury or disease, as well as with the wage level, occupation, and age of the employee. Employers' liability coverage is also provided to employers who may be subject to claims for damages (not workers compensation benefits) due to an injury to a worker.

     The amount of workers compensation premiums earned is directly dependent upon wage levels as well as the number of employees on the payroll of each policyholder and the job classifications of those employees. Premium rates are revised annually in most states in which EBI does business. EBI uses the rates and rating plans filed in the states where it does business. See Industry Characteristics - Rates."


                              SPECIAL PROGRAMS

     The Company's Special Programs segment is made up of five operations, all of which are concentrated in highly specialized lines of business in the property and casualty insurance field. The components are:

             - DPIC Companies,
             - Orion Specialty (formerly Connecticut Specialty
               through December 31, 1997),
             - Wm. H. McGee & Co., Inc.,
             - the Company's 24.7% interest in Intercargo Corporation, and
             - the run-off operations of SecurityRe.

 DPIC
 ----

     DPIC Companies ("DPIC") writes professional liability insurance for its niche markets: architects, engineers, environmental consultants, accountants and lawyers. It is the second largest underwriter of architect, engineer and environmental consultants in North America. DPIC operates in offices throughout the United States and Canada. It is headquartered in Monterey, California. Information about DPIC can be found on the Internet at http://www.dpic.com.

New Organizational Structure
----------------------------

     DPIC's operations are organized to be directly aligned with its various client markets, both geographically and by profession. Since its inception, DPIC's claims operations have been set up in strategic geographical locations. In July, 1997, DPIC's underwriting operations were decentralized, linking up with its major regional claims offices to serve clients and agency representatives more efficiently and effectively. DPIC underwriting/claims offices are in New York City/Clifton, NJ; Norcross, GA; Itasca, IL; Denver, CO and Toronto, ONT; DPIC claims offices can also be found in San Francisco, CA; Newport Beach, CA, and Montreal, Quebec.

     Professional liability insurance covers liability arising out of alleged negligent performance of professional services. Underwriting and claims management require a high level of knowledge and expertise. To limit risk exposure, DPIC's specialized underwriters evaluate a great number of factors, including the experience of an applicant firm's professional personnel, the loss history of the firm, the employees covered, the type of work performed and the firm's utilization of loss prevention measures. DPIC actively rewards firms that participate in loss prevention education, risk management and business practice improvement programs. It offers a series of client focused professional liability education programs and provides financial incentives for resolving disputes through mediation.

     The professional liability coverage offered by DPIC is on a "claims-made" policy form, a form which generally insures only those claims reported by the insured during the policy term. With some exceptions in Canada, DPIC's policies cap defense costs, primarily legal fees within the insured's stated policy limits. This has resulted in a favorable impact in controlling legal costs.

     DPIC offers general liability insurance to architect, engineer and environmental consulting firms that, in most cases, maintain their professional liability coverage with DPIC. Coverage is usually written on an occurrence basis, the industry standard, although some claims-made policies exist when warranted by DPIC's underwriting.

ADR Emphasis
------------

      DPIC's specialized claims staff stresses early intervention in disputes to avoid litigation whenever mitigated loss is possible. DPIC has pioneered the use of alternative dispute resolution ("ADR"), mediation in particular, to resolve disputes promptly. Because of mediation's proven success in reducing the costs of claims-time, money, relationships - over 25% of DPIC's claim files are resolved through this technique. Additionally, DPIC has instituted a program with a selected group of panel counsel to investigate alternative fee structures and then channel more work to this group. As a result, there has been a favorable impact on DPIC's operating results.

      DPIC markets its products through 55 specialized agencies, each highly knowledgeable about loss prevention and risk management for the professions served. The agents are active in continuing education programs, sponsored by DPIC and their professional association Professional Liability Agents Network
(PLAN) and participate extensively in their clients' professional societies. Exclusive territory assignments and extensive support from DPIC lead to an uncommon commitment to meet the insurance and loss prevention needs of the professions served.

Orion Specialty - A New Unit
----------------------------

     Upon completion of the December 1997 merger of Guaranty National into a wholly-owned subsidiary of the Company, the Company formed a new business unit in January 1998, Orion Specialty Group, Inc. ("Orion Specialty"). Orion Specialty is the result of the consolidation of Connecticut Specialty Insurance Group, Inc. ("Connecticut Specialty"), the Company's program business specialist unit, and the commercial lines of Guaranty National.
Orion Specialty focuses exclusively on specialty commercial insurance, utilizing three distinct underwriting divisions to allow its business partners multiple options for placement of their business. This strategic initiative by Orion Specialty creates a national commercial company capable of writing and servicing virtually every line of business in every state. Through the integration of Connecticut Specialty and Guaranty National's commercial lines, Orion Specialty gains additional capabilities and efficiencies that enable it to add more value to specialty commercial market producers and their customers. Furthermore, the integration provides Orion Specialty the opportunity for growth through leveraging its existing agency relationships to expand the geographic and coverage scope of its products. Orion Specialty maintains operations in Farmington, Connecticut and Englewood, Colorado.

Contracts and Brokerage Division
--------------------------------

      The Contracts and Brokerage Division of Orion Specialty serves, through approximately 70 wholesale agents, the excess and surplus lines market for a wide range of standard and nonstandard product lines and classes, including commercial liability, property, transportation and umbrella risks. While in the past the emphasis of this division's business has been commercial automobile, it is moving rapidly toward a more balanced book. The non-standard commercial automobile risks are generally comprised of insurance for local and intermediate trucking, such as sand and gravel haulers; garages, such as used car dealers and automobile repair facilities; and public vehicles, such as buses and limousines.

     In addition to the automobile line, the Contracts and Brokerage Division offers general liability coverage for premises liability protection needed by business in higher risk classes and small artisan contractors. This division writes property coverages on risks such as vacant buildings, bars, restaurants and motor-truck cargo. It also writes commercial umbrella and excess coverage across a broad spectrum of business classes, and standard commercial package policies for small businesses in small cities and rural areas.

     In addition to writing through general agents, the Contracts and Brokerage Division is also an "open market" for submissions from other producers.

Program Division
----------------

     The Program Division of Orion Specialty develops customized programs of insurance for affinity groups. It operates through general agents and program administrators. This division administers the operation of approximately 28 specialized programs in industries as diverse as energy, emergency services, professional services and transportation. Its lines of business include general liability, property, contract surety, directors and officers liability, professional liability, commercial auto, workers compensation and umbrella coverages. The Program Division defines a "program" as the writing of risks in a class of business not widely pursued, utilizing coverage, pricing methodologies and risk management techniques tailored to the needs of the customer.

     A key aspect to the business of the Program Division is the strategic alliances it has formed with what it believes are knowledgeable and well respected agents in the specialty insurance field. Each of its general agents has superior knowledge of its markets and has earned customer loyalty by providing quality services and support. To compliment the services and support provided by its producers, the Program Division adds value to its products with services ranging from loss control expertise to administrative, actuarial and legal support, from forms and filing services to risk management analysis and reports, each in a mix that best fits the particular program or customer.

Alternative Risk Transfer Insurance Strategies
----------------------------------------------

     Orion Specialty's third division, ARTIS (Alternative Risk Transfer Insurance Strategies), offers an alternative market approach, allowing producers and/or their clients to participate in the underwriting risk of their insurance programs. ARTIS custom designs its alternative programs utilizing traditional captives, rent-a-captives, joint equity captives, self-insured retentions, large deductibles, portfolio transfers and finite reinsurance.

     While workers compensation is the largest component of its business, Artis also offers coverage in general liability, automobile liability, property, inland marine, surety, and professional liability lines of business.

      Orion Specialty strives to provide its customers with services ranging from loss control expertise to administrative, actuarial and legal support and from forms and filing services to risk management analysis reports, each in a mix that best fits a particular program or customer.

      Orion Specialty utilizes a profit-sharing approach in writing its special programs whereby a portion of the agent's compensation is tied to the profitability of the program. Orion Specialty closely monitors its programs throughout their existence to ensure that profit potential is maximized.

     The specialty nature of Orion Specialty's business provides some insulation against the competitive pressures of the overall insurance market. Enhanced automation designed for each general agent promotes efficiency and effectiveness for both the agent and Orion Specialty. This relationship with the general agent creates a competitive advantage in the insurance marketplace and also directly impacts the cost of entry by competitors.

     Orion Specialty is aggressively streamlining its processes and upgrading its technology in order to better serve its customer base and expand in its strongest programs.

McGee
-----

     In 1995, the Company acquired Wm. H. McGee & Co., Inc. ("McGee"), a leading ocean cargo, inland marine and commercial property insurance underwriter. McGee has been in business for over 110 years. Security Insurance Company of Hartford ("Security"), a subsidiary of the Company, has been represented by McGee since 1894. McGee provides all related services in connection with this business, including policy issuance, claim settlement, accounting and placement of reinsurance. Operations are conducted in the United States, through its headquarters in New York and twenty branch offices throughout the country. Activities in Canada, Bermuda and Puerto Rico are managed by McGee's subsidiaries located in those jurisdictions and they perform substantially similar services.

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

      Each insurer represented by McGee participates in either the United States or Canadian Inter-Office Reinsurance Agreement (the "McGee Pools"). It is through these underwriting pooling agreements that premiums and risk are allocated among the various participating insurers. The insurers participating in the McGee Pools and the percentage allocated to each insurer is reviewed and revised annually. Security is a member and clearing company in both the United States and Canadian pools. For the year ending December 31, 1997, McGee underwrote approximately $200 million of premiums on behalf of the insurers participating in the McGee Pools. The Company's participation in the United States pool was 52%, 37% and 15% in 1997, 1996 and 1995, respectively. Participation in the Canadian pool was approximately 61% in 1997, 49% in 1996 and 15% in 1995. The Company will increase its participation in the McGee Pools during 1998 to approximately 72% in both the United States and Canadian pools.

     In addition to its long standing prominence in the ocean and inland marine markets, McGee provides innovative coverages that respond to the often distinctive exposures of the property being insured. McGee's strategy is to identify and serve those clients which require strong technical problem solving and risk management support. McGee's strong underwriting and claim capabilities allow it to tackle unusual risks, such as armored car and jewelry store chains, bringing a highly specialized resource to those markets.

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

Intercargo Corporation
----------------------

     The Special Programs segment also includes the Company's 24.7% interest in Intercargo Corporation ("Intercargo"). Intercargo is an insurance holding company whose subsidiaries specialize in international trade and transportation coverages. Its principal product lines are U.S. customs bonds and marine cargo insurance sold to importers and exporters through customs brokers and other service firms engaged in the international shipment of goods. Intercargo operates as an independent entity and a pro rata share of any profit or loss is reflected in the Company's consolidated financial statements, based on the Company's equity interest in Intercargo.

SecurityRe Companies
--------------------

     In November 1996, the Company exited the assumed reinsurance business and sold for cash the ongoing business of its subsidiary, Security Reinsurance Company ("SecurityRe"). SecurityRe primarily underwrote a diverse book of casualty business, using reinsurance intermediaries, with exposures largely concentrated in the domestic market. SecurityRe's premiums in recent years had been principally concentrated in the treaty segment reinsuring small to medium-sized regional and specialty companies in various lines of business (primarily automobile and commercial coverages). Facultative coverage was provided on an excess of loss basis for casualty and property exposures. Generally, the largest net amount insured by SecurityRe was $1,000,000. As a result of the sale, SecurityRe discontinued writing business. The Company kept the reserves with respect to the outstanding business and will continue to manage the settlement of claims arising out of that business.

GUARANTY NATIONAL COMPANIES

     Guaranty National Companies ("Guaranty National") writes nonstandard personal automobile insurance, surplus lines insurance, and specialty property and casualty coverages which are not readily available in traditional insurance markets. Information about Guaranty National Companies can be found on the Internet at http://www.gnic.com.

     On December 10, 1997, the Company purchased the remaining 19.7% or 2,970,000 shares of Guaranty National common stock that it did not already own for $36 per share in cash. Immediately following that purchase, Guaranty National was merged into a wholly-owned subsidiary of the Company and delisted as a publicly traded company on the New York Stock Exchange. In January 1998, the Company shifted Guaranty National's commercial insurance operations to its new unit, Orion Specialty. After that transfer, Guaranty National became substantially only a personal nonstandard automobile insurance carrier.

     Approximately 84% of Guaranty National's net premiums written during 1997 was derived from writing personal and commercial automobile insurance. Other types of insurance products which were sold by Guaranty National include general liability, standard multi-peril, umbrella, excess insurance and
property.   Guaranty National has historically focused their operations on the nonstandard markets. Nonstandard risks require specialized underwriting, claims management and other skills and experience. Approximately 7 percent of the Guaranty National net premiums written consists of standard commercial coverage.

     Nonstandard risks generally involve a potential for poor claims experience because of increased risk exposure. Premium levels for nonstandard risks are substantially higher than for preferred or standard risks. In personal lines, Guaranty National's loss exposure is limited by the fact that its insureds typically purchase low liability limits, often at a state's statutory minimum. The nonstandard insurance industry is also characterized by the insurer's ability to minimize its exposure to unprofitable business by effecting timely changes in premium rates and policy terms in response to changing loss and other experiences.

     Guaranty National's personal lines principally writes nonstandard automobile insurance, insurance (i) for drivers usually unacceptable to other insurers for, among other reasons, adverse driving or accident history, age or vehicle type, or (ii) for customers who can only afford a low down payment or are transitioning from an uninsured to an insured status. This insurance coverage is sold primarily in the State of California and the Rocky Mountain and Pacific Northwest regions and the Southeastern United States. In general, this insurance is sold through approximately 8,600 independent agents located in 28 states.

     Overall, Guaranty National seeks to distinguish itself from its personal lines competitors by providing a superior, highly automated and responsive level of service to its agents and insureds. In addition to high quality service, the Guaranty National personal lines business unit provides ease of payment for insureds through low monthly installments.

      In underwriting nonstandard automobile risks, Guaranty National sets premium rates which are substantially higher than standard rates. Policy coverage periods are generally one or six months on personal automobile policies. The business of Guaranty National is not materially dependent upon any single customer, group of customers, or group of agents.

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

     Colorado Casualty Insurance Company ("CCIC"), an insurance subsidiary of Guaranty National, writes primarily standard commercial lines business. CCIC writes small, standard commercial package policies. The standard commercial business is primarily written in the Rocky Mountain region, but has recently expanded to states mainly in the southeast region of the United States. CCIC has been successful in serving a niche market of approximately 600 small to medium retail agents. In addition, CCIC utilizes seven general agents as branch offices.

New Acquisitions
-----------------

     On December 16, 1997, Guaranty National purchased Unisun Insurance Company ("Unisun") from Michigan Mutual Insurance Company for $26,000,000 in cash and incurred acquisition expenses of $170,000. Unisun is the largest automobile insurance facility carrier in South Carolina. Total net premiums written by Unisun for 1997 were approximately $20,000,000.

     In November 1997, Guaranty National entered in an agreement to acquire the nonstandard private passenger automobile insurance business of North Carolina-based Strickland Insurance Group ("Strickland") for $42,600,000 in cash. Pursuant to the agreement, Guaranty National made a nonrefundable purchase price deposit of $2,000,000 to Strickland and incurred acquisition costs of $94,000 as of December 31, 1997. In 1997, Strickland had total private passenger automobile net premiums written of approximately $46,000,000. The acquisition is expected to be completed in the second quarter of 1998, subject to regulatory approval.



                      INSURANCE INDUSTRY CHARACTERISTICS
Loss Reserves
-------------

     The Company establishes reserve liabilities for reported losses, incurred but not reported ("IBNR") losses, and claim settlement and administration expenses. Reserves for reported losses and loss adjustment expenses are estimates of the ultimate costs of claims reported to the Company but not settled. IBNR loss reserves are estimates for both unreported claims and additional development of previously reported claims. Reserves are based on the circumstances surrounding each claim, the Company's historical experience with losses arising from claims not yet reported and the particular experience associated with the line of business and type of risk involved. Consideration is also given to expected changes in costs for property, repairs to property, benefit changes for injured workers, medical care, and litigation and other legal costs. The Company regularly monitors the factors affecting its reserves to better control claim costs, which also provides a base of information to reevaluate reserve estimates. Reserve estimates are regularly reviewed and adjusted to consider all pertinent information as it becomes available. Such reevaluation is a normal, recurring activity that is inherent in the process of loss reserve estimation.

     Several methods are used for reviewing reserves, including paid and incurred loss development, and incurred claim counts and average claim costs. These methods can be subject to variability in reserve estimation for a number of reasons, including improved claims department operating procedures, accelerated claims settlement due to the use of alternate dispute resolution, and expedited resolution of civil suits in litigation. Other factors that are analyzed and are considered in the determination of loss reserves include:(i) claim emergence and settlement patterns and changes in these patterns from year to year, (ii) trends in the frequency and severity of paid and incurred losses, (iii) changes in policy limits and changes in reinsurance coverages,
(iv) changes in the mix and classes of business, and (v) changes in claims handling procedures.

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

Accident Year Loss and Loss Adjustment Expense Analysis
-------------------------------------------------------

     Accident year is a period of exposure that is used to accumulate loss and loss adjustment experience by the year in which an incident giving rise to a claim occurs. Accident year information is used for loss reserving and in establishing premium rates. The accident year loss experience is updated in subsequent calendar years until all losses and loss adjustment expenses related to that given accident year have been settled. Accident year loss ratio relates losses associated with incidents giving rise to claims occurring within a given calendar year to premiums earned during the same calendar year. Presented below are loss reserve development tables for the five years ended December 31, 1997 prepared in accident year format.

     For each accident year, the following table presents premiums earned, and the provision for loss and loss adjustment expenses as a percentage of premiums earned (the "loss ratios") as established in the initial accident year and cumulative as of December 31, 1997:

                                            Loss and Loss Adjustment
                                               Expense Development
                                         -------------------------------
Accident            Premiums
  Year               Earned              Initial              Cumulative
--------            --------             -------              ----------
                 (000s omitted)
1993              $  617,404               70.4%                 68.5%
1994                 691,223               69.6                  69.0
1995                 749,003               66.8                  67.3
1996               1,300,752               67.2                  67.7
1997               1,357,680               66.0                    -
     The table set forth below indicates premiums earned, the cumulative loss ratio for each accident year, the ratio of policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio"), the ratio of policyholders' dividends to premiums earned (the "policyholders' dividend ratio") and the total of the ratios (the "combined ratio") at December 31,
1997:

Accident   Premiums      Loss        Expense     Policyholders'    Combined
  Year      Earned       Ratio        Ratio      Dividend Ratio     Ratio
--------   --------      -----       -------     --------------    --------
        (000s omitted)
1993     $  617,404       68.5%        26.8%           2.0%          97.3%
1994        691,223       69.0         27.0            2.1           98.1
1995        749,003       67.3         29.0            2.9           99.2
1996      1,300,752       67.7         30.1            1.8           99.6
1997      1,357,680       66.0         31.2            1.8           99.0


Calendar Year Loss Reserve Analysis
-----------------------------------

     An analysis of the Company's calendar year loss and loss adjustment expense reserves, net of reinsurance, is presented in the following table.
The 1996 current year provision includes favorable loss development for Guaranty National of $995,000 and 1996 current year payments include
$144,775,000 attributable to periods prior to the consolidation of Guaranty
National's results in the Company's financial statements.

                                                Year Ended December 31,
                                         ------------------------------------
                                            1997         1996         1995
                                            ----         ----         ----
                                                    (000s omitted)
Beginning of year .....................  $1,368,420   $  993,978   $  891,542

Effect of acquisitions.................       8,996      286,339            -
                                         ----------   ----------   ----------
                                          1,377,416    1,280,317      891,542
                                         ----------   ----------   ----------
Provision:
  Current year ........................     896,226      874,123      500,514
  Prior years .........................       9,232        8,869       11,719
                                         ----------   ----------   ----------
                                            905,458      882,992      512,233
                                         ----------   ----------   ----------
Payments:
  Current year ........................     370,907      499,176      146,540
  Prior years .........................     521,240      295,713      263,257
                                         ----------   ----------   ----------
                                            892,147      794,889      409,797
                                         ----------   ----------   ----------
End of year ...........................  $1,390,727   $1,368,420   $  993,978
                                         ==========   ==========   ==========
Cumulative reserve development for the Company's majority-owned insurance subsidiaries
(including Guaranty National for 1997 and 1996) as of December 31, 1997 for the calendar years 1992 through 1997 is shown in the table that follows:

                                          December 31,
                   ----------------------------------------------------------------------
                       1992        1993        1994        1995        1996        1997
                       ----        ----        ----        ----        ----        ----
                                          (000s omitted)

Gross liability..  $1,081,396  $1,140,403  $1,181,329  $1,274,982  $1,785,664  $1,871,711
Reinsurance
  recoverable....     335,098     309,598     289,787     281,004     417,244     480,984
                   ----------  ----------  ----------  ----------  ----------  ----------
Net liability....  $  746,298  $  830,805  $  891,542  $  993,978  $1,368,420  $1,390,727
                   ==========  ==========  ==========  ==========  ==========  ==========
Gross re-estimated
  liability......  $1,155,675  $1,153,751  $1,196,821  $1,283,304  $1,805,102  $       -
Re-estimated
  recoverable....     333,036     297,781     293,704     280,073     427,450          -
                   ----------  ----------  ----------  ----------  ----------  ----------
Net re-estimated
  liability......  $  822,639  $  855,970  $  903,117  $1,003,231  $1,377,652  $       -
                   ==========  ==========  ==========  ==========  ==========  ==========
Gross deficiency.  $  (74,279) $  (13,348) $  (15,492) $   (8,322) $  (19,438) $       -
                   ==========  ==========  ==========  ==========  ==========  ==========

     Cumulative reserve development, net of reinsurance, for the Company's majority-owned insurance subsidiaries (including Guaranty National for 1997 and 1996) as of December 31, 1997 for the calendar years 1987 through 1997 is shown in the table that follows:

December 31,          1987    1988    1989    1990    1991   1992   1993   1994   1995     1996     1997
--------------------  ----    ----    ----    ----    ----   ----   ----   ----   ----     ----     ----
(000,000s omitted)
Net liability for
  unpaid loss and
  loss adjustment
  expenses..........  $401.7  $520.3  $602.5  $595.5  $668.5 $746.3 $830.8 $891.5 $  994.0 $1,368.4 $1,390.7

Paid (cumulative)
  as of:
  One year later ....  178.1   236.7   281.2   261.5   240.3  249.6  303.3  263.3    295.7    521.2        -
  Two years later....  318.9   403.1   438.3   408.6   378.5  429.5  445.4  434.7    495.6        -        -
  Three years later..  414.6   488.4   526.2   493.2   484.3  514.2  543.7  553.4        -        -        -
  Four years later ..  457.2   544.4   581.9   567.1   540.3  577.5  625.7      -        -        -        -
  Five years later ..  491.0   582.5   633.4   605.0   580.1  634.2      -      -        -        -        -
  Six years later ...  515.5   624.4   660.6   629.7   625.0      -      -      -        -        -        -
  Seven years later..  551.1   643.4   676.9   666.5       -      -      -      -        -        -        -
  Eight years later..  564.0   653.8   706.7       -       -      -      -      -        -        -        -
  Nine years later ..  577.8   680.6       -       -       -      -      -      -        -        -        -
  Ten years later ...  595.4       -       -       -       -      -      -      -        -        -        -

Net liability
  reestimated as of:
  One year later ....  469.1   573.6   647.6   657.1   694.9  770.6  848.1  903.3  1,002.8  1,377.7        -
  Two years later ...  504.8   624.3   695.2   685.7   715.0  782.3  855.0  903.0  1,003.2        -        -
  Three years later..  548.9   658.0   722.6   705.5   732.0  786.0  855.3  903.1        -        -        -
  Four years later ..  568.1   687.8   741.8   741.1   744.3  801.2  856.0      -        -        -        -
  Five years later ..  597.1   705.5   770.4   756.5   763.7  822.6      -      -        -        -        -
  Six years later ...  610.1   733.8   788.3   786.6   782.5      -      -      -        -        -        -
  Seven years later..  637.3   747.5   812.4   802.7       -      -      -      -        -        -        -
  Eight years later..  651.4   771.4   831.5       -       -      -      -      -        -        -        -
  Nine years later ..  677.3   794.7       -       -       -      -      -      -        -        -        -
  Ten years later ...  700.0       -       -               -      -      -      -        -        -        -

Net deficiency ...... (298.3) (274.4) (229.0) (207.3) (114.0) (76.3) (25.2) (11.6)    (9.3)    (9.2)       -

     The preceding loss reserve development tables indicate the aggregate year-end liability for loss and loss adjustment expenses net of reinsurance, the cu-mulative amounts paid attributable to those reserves through December 31, 1997 , the re-estimate of the aggregate liability as of December 31 of each subsequ-ent year and the cumulative development of prior years' reserves. Information is also provided on a gross basis for 1992 through 1997. Consistent with indu-stry practice, certain claims for long-term disability workers compensation benefits are carried at discounted values. At December 31, 1997 and 1996, long-term disability workers compensation loss reserves are carried at $52,907,000 and $54,832,000, respectively, in the consolidated financial statements at net present value using a statutory interest rate of 3.5%.

  The Company's IBNR loss and loss adjustment expense reserves and other bulk reserves for losses and loss adjustment expenses for which claim files have not been established, net of reinsurance, were $686,352,000, $690,574,000 and $508,872,000 as of December 31, 1997, 1996 and 1995, respectively. The in-crease in IBNR for 1996 includes $132,280,000 from the consolidation of Guaranty National's reserves.

     During 1997, the Company strengthened loss reserves and experienced development for prior years' business of $9,232,000. Adverse development for various pools and associations of $11,358,000 (other than from the McGee opera-tions), reinsurance of $12,173,000 and certain cancelled program business of $20,889,000 in 1997 was partly offset by favorable development from workers compensation of $34,348,000 and other lines of business of $840,000. Adverse development relating to the Company's pools and associations business is based on their experience, which is generally recorded as the information is reported to the Company and relates primarily to environmental reserves. The development from reinsurance relates to the Company's assumed reinsurance business. In 1996 the Company sold the renewal book of business of its reinsurance operations. The adverse development from cancelled programs is largely due to an ocean marine program cancelled in 1997 which experienced high claim frequency and severity. The favorable development from the workers compensation and other lines of business is the result of continued improvement from the application ofloss prevention and loss control procedures.

     Loss reserve estimates are based on forecasts of the ultimate settlement of claims and are subject to uncertainty with respect to future events.
   Loss reserve amounts are based on management's informed estimates and judg-ments, using data currently available. Reserve amounts and the underlying actuarial factors and assumptions are regularly analyzed and adjusted to reflect new information. The significantly decreased level of adverse development during more recent years is consistent with the strengthening of loss reserves and the strong performance of the Company's ongoing lines of business. Current operations are more focused on underwriting risks where the Company has specialized knowledge and can provide enhanced service to reduce loss costs. This concentration, and the specialized knowledge and growing experience in its selected lines of business arising from such con-centration, have enabled the Company to implement improvements in its claims administration and underwriting procedures which have enhanced the Company's ability to analyze data and project reserve trends.

     The following table presents the differences between loss and loss adjust-ment expense reserves reported in the consolidated financial statements in accordance with generally accepted accounting principles ("GAAP"), and those reported in the combined annual statement filed with state insurance depart-ments in accordance with statutory accounting practices ("SAP"):

                                                     December 31,
                                                ----------------------
                                                   1997        1996
                                                   ----        ----
                                                    (000s omitted)
Liability on SAP basis ......................   $1,380,612  $1,357,813
  Estimated salvage and subrogation
    recoveries recorded on a cash basis for
    SAP and on an accrual basis for
    GAAP (related to acquisition of Unisun)..       (1,160)          -

  Foreign subsidiary reserves ...............       11,275      10,607
                                                ----------  ----------
Liability on GAAP basis, net of reinsurance..    1,390,727   1,368,420
Reinsurance and deductible recoverables
  on GAAP reserves...........................      480,984     417,244
                                                 ---------   ---------

Liability on GAAP basis .....................   $1,871,711  $1,785,664
                                                ==========  ==========


Investments
-----------

     The Company derives a significant part of its income from its investments. The investment portfolio of the Company's insurance subsidiaries must comply with applicable insurance laws and regulations of the respective states in which such companies are domiciled and other jurisdictions in which they con-duct business. Neither Orion nor any of its non-insurance subsidiaries is con-strained by investment restrictions set forth in state insurance laws.

     The Company maintains a diversified portfolio representing a broad spec-trum of industries and types of securities. Investments are managed to achieve a superior total return after taxes, while maintaining a proper balance of safety, liquidity, maturity and marketability. Investments are made based on long-term economic value rather than short-term market conditions. Approximate-ly 50% of the Company's fixed maturity portfolio is invested in tax advantaged securities at December 31, 1997. Except for investments in securities of the United States Government and its agencies, the Company did not have any other investments in any one issuer that exceeded $25,000,000 at December 31, 1997.

       The Company has the ability to hold its fixed maturity investments to term since its operating cash flow and its short-term investment portfolio pro-vide the Company with substantial liquidity. Fixed maturity investments that the Company has the positive intent to hold to maturity are recorded at amortiz-ed cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies , or liquidity needs are classified as available-for-sale and are carried at market value, with unrealized gains and losses reflected in stockholders' equity. Equity securities are stated at market value. Both the fixed maturities and the equity investments consist primarily of readily marketable securities.

     The following table shows the composition of the investment portfolio of the Company as of December 31, 1997 and 1996, and the quality ratings for the Company's fixed maturity investments. The investments shown below are listed at their cost, market and financial statement (book) values.

December 31, 1997          Cost            Market Value         Book Value
-----------------   ------------------  ------------------  ------------------
                             (000s omitted - except for percentages)
Fixed Maturities:
  AAA ............. $  700,796   29.5%  $  730,574   28.7%  $  725,595   28.7%
  AA ..............    417,005   17.5      441,247   17.3      437,564   17.3
  A ...............    198,910    8.4      212,231    8.3      211,855    8.3
  BBB .............    147,392    6.2      151,384    5.9      150,857    5.9
  BB ..............     73,429    3.1       76,883    3.0       76,848    3.0
  B and Below .....    137,585    5.8      145,699    5.7      145,699    5.7
  Not Rated .......     33,074    1.3       34,223    1.3       34,198    1.3
                    ----------  -----   ----------  -----   ----------  -----
    Sub-total .....  1,708,191   71.8    1,792,241   70.2    1,782,616   70.2
Equity Securities..    346,597   14.6      438,501   17.2      438,501   17.2
Other Long-Term
  Investments .....     94,339    4.0       94,339    3.7       94,339    3.7
Short-Term
  Investments .....    228,277    9.6      228,277    8.9      228,277    8.9
                    ----------  -----   ----------  -----   ----------  -----
                    $2,377,404  100.0%  $2,553,358  100.0%  $2,543,733  100.0%
                    ==========  =====   ==========  =====   ==========  =====


December 31, 1996          Cost            Market Value         Book Value
-----------------   ------------------  ------------------  ------------------
                             (000s omitted - except for percentages)
Fixed Maturities:
  AAA ............. $  610,930   27.7%  $  622,076   26.9%  $  618,338   26.8%
  AA ..............    369,190   16.8      385,071   16.6      381,548   16.5
  A ...............    170,853    7.8      176,308    7.6      175,896    7.6
  BBB .............    133,756    6.1      137,135    5.9      136,894    5.9
  BB ..............     76,156    3.5       77,348    3.3       77,348    3.4
  B and Below .....    102,080    4.6      107,122    4.6      107,122    4.6
  Not Rated .......     33,688    1.5       35,003    1.5       35,003    1.5
                    ----------  -----   ----------  -----   ----------  -----
    Sub-total .....  1,496,653   68.0    1,540,063   66.4    1,532,149   66.3
Equity Securities..    288,070   13.1      361,593   15.6      361,593   15.7
Other Long-Term
  Investments .....     90,129    4.1       90,144    3.9       90,129    3.9
Short-Term
  Investments .....    325,896   14.8      325,896   14.1      325,896   14.1
                    ----------  -----   ----------  -----   ----------  -----
                    $2,200,748  100.0%  $2,317,696  100.0%  $2,309,767  100.0%
                    ==========  =====   ==========  =====   ==========  =====



                               Year Ended December 31,
                               -----------------------
                                  1997         1996
                                  ----         ----
Yield on average
  investments:
  Pre-tax .........               7.0%         6.9%
                                  ===          ===
  After-tax .......               5.3%         5.4%
                                  ===          ===

      Included in other long-term investments on December 31, 1997 were investments in limited partnerships carried at $90,791,000. The assets of these partnerships are managed by outside entities. Individual partnerships may invest in a variety of investment vehicles, including but not limited to U.S. and foreign bonds and equities, both public and private, and real estate. Such partnerships are carried at the Company's interest in the underlying net assets of the limited partnerships. The Company's portion of the partnerships' earnings or losses are recorded in net investment income in the Company's statement of earnings. Net investment income from these partnerships was $17,074,000, $15,954,000 and $9,065,000 for 1997, 1996 and
1995, respectively.

      The Company strives to enhance the average return of its portfolio by investing a small percentage of it in a diversified group of non-investment grade fixed maturity securities, or securities that are not rated. In the non-investment grade segment of the investment portfolio, the Company maintains a high degree of diversity, with an average investment per issuer of approximately $1,740,000 at December 31, 1997.

      The Company closely monitors the financial stability of issuers of securities that it owns. When conditions are deemed appropriate, the Company ceases to accrete discount, or accrue interest and dividends. In cases where the value of investments are deemed to be other than temporarily impaired, the Company recognizes losses. During 1997 provisions for such losses were $400,000 for equity securities and $2,018,000 for fixed maturity investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Investment Income and Realized Investment Gains."

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

      The Company's insurance subsidiaries have reinsurance protection for workers compensation losses in excess of $1,500,000 up to $100,000,000. DPIC has reinsurance for 85% of losses from architect and engineer liability in excess of $1,000,000 up to $5,000,000. Policy limits greater than $5,000,000 up to $10,000,000 for DPIC are reinsured by a facultative agreement. Most of the Company's program business is protected by per event coverage for 85% of losses over $1,000,000 up to $5,000,000 and 100% of losses above $5,000,000 up to $10,000,000. Certain commercial auto and general liability program policies are also reinsured for losses in excess of $500,000 up to $1,000,000. Guaranty National has coverages for losses above $400,000 on casualty losses, $300,000 on property losses and $600,000 on catastrophe losses through December 31, 1997. In addition to the foregoing, the Company's insurance subsidiaries also maintain other reinsurance arrangements in support of their specific business needs.

Government Regulation
---------------------

     Similar to other insurance companies, the Company's insurance subsidiaries are subject to comprehensive regulation by insurance authorities. In particular, the Company is subject to regulation by the insurance departments of the states of incorporation of all of the Company's insurance subsidiaries. These states include California, Connecticut, Colorado, Oklahoma, Texas, Wisconsin and South Carolina. All insurance companies must file annual statements and other reports with state regulatory agencies and are subject to regular and special examinations by those agencies. Regular periodic examinations of the Company's insurance subsidiaries, covering their operations and statutory financial statements are conducted on a regular basis by the state of domicile of each insurance company and may include other states insurance departments in which they are licensed. The last periodic examinations of the Company's insurance subsidiaries were completed for periods ending from December 31, 1993 to December 31, 1996. No significant adjustments resulted from the examinations of any of the Company's insurances subsidiaries.

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

    In some instances, particularly in connection with workers compensation insurance, various states routinely require deposits of assets for the protection of policyholders and their employee claimants located in those states. As of December 31, 1997 and 1996, securities representing approximately 9% and 10%, respectively, of the book value of the Company's investment portfolio were on deposit with various state treasurers or custodians. Such deposits consist of securities of the types which comply with standards established by each state.

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

     All state jurisdictions in which the Company is authorized to transact business require participation in guaranty funds. Insurers authorized to transact business in those jurisdictions can be assessed by a state guaranty fund a percentage (usually from 1% to 2%) of direct premiums written in that jurisdiction each year to pay claims on behalf of insolvent insurers. The likelihood and amount of any future assessment cannot be estimated until after an insolvency has occurred. For the years ended December 31, 1997 and 1996 the Company's insurance subsidiaries were assessed approximately $708,000 and $543,000, respectively (net of estimated future recoveries) as a result of known insolvencies. Insurance companies are required by certain states in which they do business to participate in automobile insurance plans and workers compensation plans. These plans provide insurance on risks which are not written in the voluntary market. Participation in these plans has usually been unprofitable for the Company.

     A number of state legislatures and the United States Congress have for years been considering, or have now enacted, some type of legislative proposals which alter the rules for tort claims and increase the states' authority to regulate insurance companies. These initiatives have ex-panded, in some instances, the states' regulation over rates (See "Rates" below) and also have increased data reporting requirements. In recent years the state insurance regulatory framework has come under federal scrutiny, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems.

     The National Association of Insurance Commissioners ("NAIC") and state regulators are re-examining existing laws and regulations relating to the solvency of insurers. The NAIC has adopted risk based capital ("RBC") requirements for property and casualty insurers. RBC refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business is used to determine the minimum statutory capital requirement for the insurer. The statutory capital of each of the Company's active insurance subsidiaries at December 31, 1997 exceeds the RBC requirements.

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

     The ability of the Company's insurance subsidiaries to declare dividends is governed primarily by the insurance laws of such subsidiaries state of domicile. Generally, such laws currently provide that, unless prior approval is obtained, dividends of a property and casualty insurance company in any consecutive 12-month period shall not exceed the greater of its net income for the preceding calendar year or 10% of its policyholders' surplus as of the preceding December 31, determined on a statutory accounting basis. Dividends and distributions by the Company's insurance subsidiaries are also subject to a requirement that statutory policyholders' surplus be reasonable in relation to outstanding liabilities and adequate to meet the companies' financial needs following the declaration of any dividends or distributions. State insurance regulators, however, have broad discretionary authority with respect to approving the payment of dividends by insurance companies. Under current regulations, the maximum dividends permitted at December 31, 1997 for the ensuing twelve months, without prior approval, aggregated $129,342,000. Orion received $42,822,000 in the aggregate in dividends from its subsidiaries in 1997. Since it is difficult to predict future levels of statutory policyholders' surplus or earnings, the amount of dividends that could be paid in the future without prior approval cannot be determined at this time.

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

     Some states have adopted open rating systems for workers compensation which permit insurers to set premium rates independently without the prior approval of the insurance commissioners. A number of other states permit insurers to deviate from standard rates for workers compensation insurance after receiving prior approval. In insuring professional liability risks DPIC is generally not limited to the standard rates of a rating organization but establishes its own rates because of the unique nature of the risks being underwritten. Ocean marine insurance rates are exempt from regulation. Nonstandard and special risks, including nonstandard automobile insurance rates, are generally not limited to the standard rates of national rating bureaus. Guaranty National is permitted to file rates which are usually higher than those charged for standard risks, reflecting the higher probability of loss. Several states have recently adopted laws or their legislatures are considering proposed laws which, among other things, limit the ability of insurance companies to effect rate increases and to cancel, reduce or not renew coverage with respect to existing policies, particularly personal auto insurance.

Competition
-----------

     The insurance industry is highly competitive. Over 3,000 property and casualty insurance companies write business in the United States, but most of the business is written by about 900 companies. No single company or group has more than 10% of the market. The Company's insurance subsidiaries are in competition with numerous stock and mutual property and casualty insurance companies, as well as state-run workers compensation insurance funds, many of which are substantially larger and have significantly greater resources than the Company.

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

     The Company relies on multiple distribution channels to market its insurance products. The Company's insurance subsidiaries sell their insurance principally through independent agents, brokers and general agents, who typically also represent one or more competing insurance companies. They are paid commissions based on premiums collected from insureds. Commission rates vary according to the type and amount of insurance sold. Some competitors in certain lines obtain their business at a lower direct cost through the use of salaried personnel rather than independent agents and brokers.

Rating
------

     A.M. Best Company rates the Company's active insurance subsidiaries "A (Excellent)," and it rates Viking Insurance Company of Wisconsin and its affiliate as "A- (Excellent)." In general, A.M. Best Company's ratings are based on an analysis of the financial condition and operation of an insurance company as it relates to the industry. These ratings are not primarily designed for investors and do not constitute recommendations to buy, sell or hold any security. A.M. Best Company has upgraded the ratings of the Company's wholly-owned subsidiaries three times in the last eight years.

     Management believes that a significant change in its A.M. Best ratings could affect the business of the subsidiary where ratings were altered, including its relationship with its independent agents, positive in the case of an upgrade or negative in the case of a downgrade.

                       MISCELLANEOUS OPERATIONS

     The Company's fourth business segment consists primarily of the miscellaneous income and expense (principally interest and general and administrative expenses) of Orion Capital itself. For financial reporting purposes, the Company applies federal income taxes and benefits, as if fully utilizable, to its segments. Any consolidating elimination entries are accounted for in this fourth segment.

ITEM 2. PROPERTIES

     The Company's executive office is located at 9 Farm Springs Road, Farmington, Connecticut. The Company's executive office facility consists of approximately 140,000 square feet and is leased at an annual rental of approximately $4,100,000. DPIC owns its office building, which consists of approximately 42,000 square feet, in Monterey, California. Guaranty National owns facilities in Englewood, Colorado; Salem, Oregon; and Freeport, Illinois. Those facilities consist, in the aggregate, of approximately 208,000 square feet.

     All of the other insurance operations of the Company are conducted from leased premises in or adjacent to major urban centers throughout the United States, Puerto Rico, Canada and in Bermuda. These operations, in the aggregate, occupy approximately 903,000 square feet, at an annual rental of approximately $13,650,000.

     The Company believes that its current facilities are suitable and adequate for their present use and anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

     In August of 1997, several of the Company's subsidiaries were named as defendants in a class action lawsuit titled Bristol Hotel Management Corporation, et al., vs. Aetna Casualty & Surety Company, a/k/a Aetna Group, et al., which was filed in the U.S. District Court for the Southern District of Florida. The suit also named many other workers compensation insurers who did business in Florida. The lawsuit, brought on behalf of an alleged class of retrospectively rated workers compensation purchasers, claims among other allegations, a conspiracy among insurers to charge illegally high prices for workers compensation insurance, breach of contract and fraud. Since that time, additional class action lawsuits with similar allegations have been brought against various subsidiaries of the Company in Georgia, Illinois, New Jersey, Pennsylvania and Tennessee as well as many other insurers who did business in those states. The Company intends to vigorously defend these lawsuits.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

INFORMATION CONCERNING EXECUTIVE OFFICERS OF THE COMPANY

     The following is a summary of certain information regarding the current executive officers of Orion Capital. All officers of Orion Capital and its subsidiaries serve at the pleasure of their respective Boards of Directors.

      W. Marston Becker, Chairman and Chief Executive Officer of Orion Capital since January 1997; Vice Chairman of the Board from March, 1996 to December 1996; President and Chief Executive Officer of the DPIC Companies from July 1994 to June 1996; and Senior Vice President of Orion Capital and the Orion Capital Companies ("OC Companies") from July 1994 to March 1996; President and Chief Executive Officer of McDonough Caperton Insurance Group, an insurance brokerage firm, from March 1987 to July 1994; age 45.

     Donald W. Ebbert, Jr., Executive Vice President and Chief Financial Officer of Orion Capital effective March 25, 1998; Senior Vice President - Comprehensive Risk Management of PNC Bank Corp. from 1996 to March 1998; Senior Vice President, Treasurer and Director of Investor Relations of Midlantic Corporation form 1990 to 1995; age 53.

     Raymond W. Jacobsen, Executive Vice President of Orion Capital since December 1997; Senior Vice President of Orion Capital from July 1994 to December 1997; Vice President of Orion from March 1990 to July 1994; Chairman of EBI since July 1996; President and Chief Executive Officer of EBI from June 1993 to July 1996; Acting President and Chief Executive Officer of Connecticut Specialty from October 1995 to November 1996; Executive Vice President of EBI from December 1989 to May 1993; Senior Vice President of the OC Companies since March 1990; age 45.

     James R. Pouliot, Executive Vice President of Orion Capital since December 1997; President and Chief Executive Officer of Guaranty National Corporation since December 1996; President and Chief Executive Officer of Viking Insurance Company from October 1992 to December 1996; age 44.

     Stephen M. Mulready, Senior Vice President of Orion Capital since December 1997; President of Orion Specialty Group, Inc., previously known as Connecticut Specialty, since November 1996; Vice President of Orion Capital from January 1997 to December 1997; Senior Vice President - Strategic Underwriting and Product Development of Travelers/Aetna Property Casualty Corporation from January 1996 to November 1996; Senior Vice President - National Commercial Accounts of Aetna Life & Casualty from 1994 to 1996; Vice President, Field Operations - National Commercial Accounts of Aetna Life & Casualty from 1991 to 1994; age 48.

     Thomas M. Okarma, Senior Vice President of Orion Capital since December, 1997; Vice President of Orion Capital from January 1997 to December, 1997; President and Chief Executive Officer of DPIC Companies since July 1996; Chief Claims Officer of DPIC Companies from December 1995 to June 1996; President of Professional Concepts Insurance Agency and Executive Vice President of AVA Insurance Agency Inc. from February 1989 to September 1994; age 48.

     Claudia F. Lindsey, Senior Vice President of Orion Capital since December 1997; Vice President of Orion Capital from January 1997 to December 1997; Vice President - Business Development of the OC Companies since September 1996; President of Strategic Marketing & Research, Inc. and Vice President of Anthem Financial from 1994 to 1996; Director, Managing Partner & Chief Financial Officer of McDonough Caperton Insurance Group from 1985 to 1994; age 42.

     Michael P. Maloney, Senior Vice President, General Counsel and Secretary of Orion Capital since January 1997; Vice President, General Counsel and Secretary from August 1979 to December 1996; Senior Vice President of OC Companies since March 1987; age 53.

     William G. McGovern, Senior Vice President and Chief Actuary of Orion Capital since December 1997; Vice President and Chief Actuary of Orion Capital from March 1990 to December 1997; Senior Vice President and Chief Actuary of OC Companies since October 1989; age 45.

Vincent T. Papa, Senior Vice President of Orion Capital since January 1997; Vice President and Treasurer of Orion Capital from June 1985 to December 1996; Chairman and Chief Executive Officer of McGee since September 1995; Senior Vice President of OC Companies since March 1987 and Treasurer from December 1990 to March 1996; age 51.

    Raymond J. Schuyler, Senior Vice President and Chief Investment Officer of Orion Capital since January 1997; Vice President-Investments from June 1984 to December 1996; Senior Vice President of OC Companies since March 1986; age 62.

      David B. Semeraro, Senior Vice President of Orion Capital since December 1997; Vice President of Orion Capital from January 1997 to December 1997; Vice President and Chief Information Officer of OC Companies since April 1996; Vice President - Business & Technology Solutions of Connecticut Mutual Life Insurance Company from November 1990 to April 1996; age 50.

     Philip H. Urban, Senior Vice President of Orion Capital since December 1997; President-Personal Lines of Guaranty National Corporation since November 1996; Senior Vice President-Personal Lines of Great American Insurance from September 1990 to October 1996; age 45.

     Robert T. Claiborne, Vice President, Portfolio Manager and Director of Investment Research of Orion Capital since January 1997; Assistant Vice President and Portfolio Manager, Director of Research from March 1994 to December 1996; Investment Analyst from September 1990 to March 1994; age 42.

     Craig A. Nyman, Vice President and Treasurer of Orion Capital since January 1997; Assistant Vice President and Assistant Treasurer from June 1988 to December 1996; Vice President and Treasurer of OC Companies since March 1996; Vice President and Assistant Treasurer of OC Companies from January 1991 to March 1996; Assistant Vice President and Assistant Treasurer of OC Companies from March 1987 to January 1991; Assistant Treasurer of OC Companies from March 1985 to March 1987; age 42.

     Michael L. Pautler, Vice President of Corporate Development of Orion Capital since December 1997; Senior Vice President-Finance and Treasurer of Guaranty National Corporation from September 1988 to February 1998; age 43.

     Kevin W. Sullivan, Vice President and Assistant Chief Investment Officer of Orion Capital since January 1997; Assistant Vice President and Assistant Chief Investment Officer from 1989 to December 1996; age 42.

     Susan B. Sweeney, Vice President-Finance of Orion Capital since March 2, 1998; Independent Consultant from 1997 to 1998; Vice President Planning and Analysis of Travelers Property and Casualty Corporation in Hartford, from 1996 to 1997; Managing Director, Strategic Planning Property/Casualty Finance of Aetna Life & Casualty Company from 1994 to 1996; Managing Director of Corporate Finance of Aetna Life & Casualty Company from 1991 to 1994; age 45.

     Peter M. Vinci, Vice President, Chief Accounting Officer and Controller of Orion Capital since December 1997; Vice President and Controller of OC Companies since January 1997; Vice President of OC Companies from July 1988 to January 1997; age 45.

                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

          (a) Principal Market. The principal market on which Orion's Common Stock is traded is the New York Stock Exchange.

          (b) Stock Price and Dividend Information. The table below presents the high and low market prices and dividend information for Orion's Common Stock for 1997 and 1996.

                                                       Cash
                                    Stock Prices       Dividends
                                    High     Low       Declared
                                    ----     ---       ---------
1997:

Quarter Ended December 31........ $51.000  $42.375     $  .16
Quarter Ended September 30.......  45.750   36.720        .16
Quarter Ended June 30............  37.625   30.813        .16
Quarter Ended March 31...........  33.875   30.000        .14
                                                       ------
    Total........................                      $  .62
                                                       ======

1996:

Quarter Ended December 31........ $31.500  $25.125     $ .140
Quarter Ended September 30.......  25.938   23.938       .125
Quarter Ended June 30............  25.500   21.313       .125
Quarter Ended March 31...........  23.875   21.250       .125
                                                       ------
    Total........................                      $ .515
                                                       ======

     Note: Stock prices and cash dividends declared are restated for the 2-for-1 stock split of the Company's common stock issued on July 7, 1997.

     Cash dividends have been paid on Orion's Common stock in every quarter since the fourth quarter of 1978, when dividends were first commenced.

     (c) Approximate Number of Holders of Common Stock. The number of holders of record of Orion's Common Stock as of March 19, 1998 was 1,900.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes information with respect to the operations and financial condition of Orion and its subsidiaries.  Common stock and per common share data have been restated to give effect to the 2-for-1 stock split issued on July 7, 1997 and the 5-for-4 stock split issued on November 15, 1993.  All of Orion's $2.125 Preferred
Stock and Adjustable Rate Preferred Stock were converted into common stock or redeemed during 1993.  The Company owned slightly less than 50% of Guaranty National until the
Company increased its ownership to 81% in July 1996 and 100% in December 1997.  Guaranty
National is included in the financial statements of the Company on a consolidated basis beginning on January 1, 1996 with recognition of minority interest expense for the portion of Guaranty National's earnings attributable to shares not owned by the Company.  For 1993 through 1995 the Company's investment in Guaranty National was accounted for using the equity method.
                                   1997        1996        1995        1994        1993
                                   ----        ----        ----        ----        ----
                                         (000s omitted-except for per share data)
Year ended December 31:
  Total revenues ..............$1,590,535  $1,493,449 $  874,280  $  780,947   $  720,155
  After-tax investment gains...    30,115      13,687      7,708       2,427        5,888
  Operating earnings...........    85,691      72,944     59,914      52,818       51,100
  Earnings before cumulative
    effect of change in
    accounting principles......   115,806      86,631     67,622      55,245       56,988
  Net earnings.................   115,806      86,631     67,622      55,245       68,813
  Operating earnings per
    diluted common share ......      3.07        2.63       2.11        1.84         1.74
  Earnings per diluted common
    share before cumulative
    effect of changes in
    accounting principles .....      4.15        3.12       2.38        1.93         1.94
  Net earnings per common share
    Basic .....................      4.24        3.16       2.41        1.94         2.37
    Diluted ...................      4.15        3.12       2.38        1.93         2.34
  Dividends declared-
    Adjustable rate preferred
      share ...................        -           -          -           -          1.10
    $2.125 preferred share ....        -           -          -           -           .12
    Common share ..............       .62         .51        .43         .38          .34
  Weighted average number of
    common shares and diluted
    equivalents outstanding....    27,900      27,788     28,374      28,696       29,196

As of December 31:
  Total cash and investments...$2,553,008  $2,321,374 $1,606,445  $1,325,241   $1,328,969
  Total assets ................ 3,884,058   3,464,357  2,473,588   2,112,761    2,117,454
  Total policy liabilities .... 2,443,796   2,304,402  1,596,033   1,450,835    1,412,285
  Notes payable and debentures    310,228     310,904    209,148     152,382      160,372
  Minority interest............        -       45,231         -           -            -
  Trust preferred securities...   125,000          -          -           -            -
  Stockholders' equity.........   723,110     576,733    490,903     365,088      394,195
  Common shares outstanding....    27,606      27,538     27,906      28,082       28,744
  Book value per common share..$    26.19  $    20.94 $    17.59  $    13.00   $    13.71


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
      Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The Company reports its insurance operations in three segments. In addition, the miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment. The three insurance segments as of December 31, 1997 are as follows:

      Regional Operations - this segment includes the workers compensation insurance products and services sold by the EBI Companies ("EBI").

      Special Programs - this segment comprises the following:

      - DPIC Companies ("DPIC"), which markets professional liability insurance;

      - Connecticut Specialty, a specialty insurance program writer;

      - Wm. H. McGee ("McGee"), an underwriting management company that specializes in ocean marine, inland marine and commercial property insurance; and

      - the Company's 24.7% interest in Intercargo Corporation ("Intercargo"), which sells insurance coverages for international trade.

      Guaranty National Companies ("Guaranty National") - this segment specializes primarily in nonstandard automobile insurance and other property and casualty insurance.

     The Company completed two tender offers which increased its ownership of Guaranty National from 49.5% to 81.0% in July 1996 and to 100% in December 1997. The Company has increased its ownership in Guaranty National to 100% to provide Guaranty National with additional financing options, on terms that may not be available to it as an independent entity, so that it can continue its expansion in the nonstandard personal automobile business.

      All revenues and expenses of Guaranty National from the beginning of 1996 have been consolidated with those of the Company. Minority interest expense has been recorded for the portion of Guaranty National's earnings that is attributable to the shares not owned by the Company in 1996 and 1997 until Guaranty National became a wholly-owned subsidiary of the Company. For 1995 the Company's investment in Guaranty National is accounted for using the equity method.

      In 1997, Guaranty National completed the acquisition of a nonstandard personal automobile insurance company and announced the acquisition of another. On December 16, 1997, Guaranty National purchased Unisun Insurance Company ("Unisun") from Michigan Mutual Insurance Company for $26,170,000 in cash including expenses. Unisun is the largest servicing carrier for the automobile insurance facility in South Carolina and also writes personal automobile insurance in the states of Alabama, Georgia and North Carolina. Unisun has been included in the Company's consolidated financial statements from the date of acquisition. Total net premiums written by Unisun for 1997 are approximately $20,000,000.

      In November 1997, Guaranty National entered into an agreement to acquire the nonstandard personal automobile insurance business of North Carolina-based Strickland Insurance Group ("Strickland") for $42,600,000 in cash. Strickland is the second largest writer of nonstandard personal automobile insurance in North Carolina and also writes business in Florida, Arkansas, Tennessee and Virginia. In 1997, Strickland had total personal automobile net premiums written of approximately $46,000,000. The Strickland acquisition is expected to be completed by the second quarter of 1998, subject to regulatory approval. The Strickland and Unisun acquisitions will permit the Company to begin writing nonstandard personal automobile insurance in the southeastern region of the United States, which is a new region for the Company.

Beginning in 1998, the commercial business lines of Guaranty National has merged with Connecticut Specialty to form a new company named Orion Specialty. The Company believes that the integration of the closely related operations will strengthen its commercial specialty insurance programs. Orion Specialty has dual headquarters in Connecticut and Colorado.

RESULTS OF OPERATIONS

     The Company's insurance operations have experienced favorable trends for the past several years, as indicated by its combined ratio which has continued to improve from 103.2% in 1993 to 101.2% in 1994, 100.3% in 1995, 99.8% in
1996 and 99.7% in 1997. The Company's operating earnings (earnings after taxes excluding after-tax realized investment gains) are $85,691,000 for 1997, $72,944,000 for 1996 and $59,914,000 for 1995. On a per share diluted basis, operating earnings are $3.07, $2.63 and $2.11 for 1997, 1996 and 1995, respectively. For the five year period ended December 31, 1997, the Company's return on equity from operating earnings has averaged 13.8% per year.

     Net earnings are $115,806,000 for 1997, $86,631,000 for 1996 and
$67,622,000 for 1995. On a per share diluted basis, net earnings are $4.15, $3.12 and $2.38 for 1997, 1996 and 1995, respectively. Net earnings for 1997 include after-tax realized investment gains of $30,115,000, or $1.08 per share, compared to $13,687,000, or $0.49 per share, in 1996 and $7,708,000 or
$0.27 per share in 1995.

      Earnings per share has been calculated based upon a new accounting standard, SFAS No. 128, "Earnings per Share." Additionally, all common stock and per common share data presented in this document has been restated to give effect to the 2-for-1 split of the Company's common stock issued on July 7, 1997.

      Earnings (loss) by segment before federal income taxes and minority interest expense are summarized as follows:

                                          1997         1996         1995
                                          ----         ----         ----
                                                  (000s omitted)
Regional Operations ..................  $ 86,807     $ 68,371     $ 57,830
Special Programs .....................    49,700       44,052       43,241
Guaranty National.....................    56,249       35,727        4,466
                                        --------     --------     --------
                                         192,756      148,150      105,537
Other ................................   (16,576)     (20,794)     (17,502)
                                        --------     --------     --------
                                        $176,180     $127,356     $ 88,035
                                        ========     ========     ========





















REVENUES

Premiums

The Company's net premiums written by segment are as follows:
                                                              Percent Change
                                                              --------------
                                 1997      1996      1995     97/96    96/95
                                 ----      ----      ----     -----    -----
                                         (000s omitted)
Regional Operations........ $  365,050 $  353,041  $332,598    3.4%     6.1%
Special Programs...........    436,898    489,848   424,838  (10.8)    15.3
Guaranty National..........    565,120    491,232       -     15.0      n/a
                            ---------- ----------  --------
                            $1,367,068 $1,334,121  $757,436    2.5%    76.1%
                            ========== ==========  ========
Pro forma excluding assumed
  reinsurance business..... $1,356,501 $1,255,118  $684,990    8.1%     n/a
                            ========== ==========  ========

     In November 1996, the Company sold the renewal book of business of its assumed reinsurance operation to concentrate on businesses where the Company can better service its specialized niche markets. Excluding premiums from this operation, the Company's net premiums written increased by 8.1% in 1997. The consolidation of Guaranty National increased the Company's 1996 net premiums written by $491,232,000. Excluding Guaranty National, the Company's net premiums written increased by 11.3% in 1996.

     Regional Operations

     Net premiums written for Regional Operations increased by 3.4% for 1997 and 6.1% for 1996 from EBI's selective geographic expansion and penetration, including a net increase of thirteen branch offices in 1995 through 1997. The offices were opened in territories where the Company believes it will benefit from its service-oriented approach.

     Additionally, the increase in net premiums written in 1997 includes approximately $26,000,000 of growth generated by a national account program started by EBI in the first quarter of 1997. The increases in net premiums written are mitigated in part by the effects of legislative reforms in certain states that have led to an increasingly competitive workers compensation marketplace with lower premium rates as well as a reduction in losses. As a result of the increasingly competitive workers compensation marketplace, the 1997 premium rates have averaged 8% lower than the 1996 levels.

     Special Programs

     Net premiums written from Special Programs are as follows:

                                                           Percent Change
                                                           --------------
                                1997      1996      1995    97/96  96/95
                                ----      ----      ----    -----  -----
                                     (000s omitted)

     Connecticut Specialty... $170,463  $173,724  $153,285  (1.9)%  13.3%
     DPIC....................  198,765   195,546   184,130   1.7     6.2
     McGee...................   57,103    41,575    14,977  37.4   177.6
                              --------  --------  --------
                               426,331   410,845   352,392   3.8    16.6
     Assumed reinsurance.....   10,567    79,003    72,446 (86.6)    9.0
                              --------  --------  --------
                              $436,898  $489,848  $424,838 (10.8)%  15.3%
                              ========  ========  ========

     Excluding premiums from the assumed reinsurance business sold in November 1996, this segment's net premiums written increased 3.8% and 16.6% for 1997 and 1996, respectively. Net premiums written by DPIC for professional liability insurance, the largest special program, increased 1.7% in 1997 and 6.2% in 1996. The increase in 1997 and 1996 is primarily attributable to continued high levels of policy renewals and new business offset in part by rate reductions in a very competitive professional liability insurance market.

     Connecticut Specialty's net premiums written decrease of 1.9% is primarily attributable to a cancelled ocean marine program resulting in lower premiums in 1997 as compared to 1996 by $11,300,000, partly offset by increases in premiums from transportation programs, and low exposure professional liability programs. Further, net premiums written for most Connecticut Specialty programs increased in 1997 from 1996 due to higher retentions after a change in reinsurance effective May 1996. Connecticut Specialty's premiums increase of 13.3% in 1996 is attributable to higher premiums written in low exposure professional liability programs and higher retention for most programs after a change in reinsurance, partly reduced by lower premiums from its inland marine programs.

     Starting in 1998, Connecticut Specialty and the commercial lines of Guaranty National have merged to form Orion Specialty. On a pro forma basis, Orion Specialty's net written premiums decreased by $6,813,000 to $402,809,000 in 1997 from $409,622,000 in 1996. As noted above, this decrease is primarily due to management's efforts to eliminate under-performing programs.

     McGee's net premiums written increased 37.4% for 1997 and 177.6% for 1996 reflecting the Company's greater participation in the underwriting pools managed by McGee. The Company's participation in McGee's United States pool is approximately 15%, 37% and 52% in 1995, 1996 and 1997, respectively. Participation in McGee's Canadian pool is approximately 15% in 1995, 49% in 1996 and 61% in 1997. The Company has agreed to increase its rate of participation for 1998 to 71% in the United States pool and 72% in the Canadian pool.

     The percentage of treaty and facultative reinsurance assumed to total net premiums written for this segment is 2.4%, 16.1% and 17.1% in 1997, 1996 and 1995, respectively. This decline is due to the sale of the assumed reinsurance business.

     Guaranty National

     Net premiums written for Guaranty National are as follows:

                                                            Percent Change
                                                            --------------
                                     1997       1996       97/96     96/95
                                     ----       ----       -----     -----
                                     (000s omitted)

     Personal Lines..............  $332,774   $ 255,334     30.3%     30.4%
     Commercial Lines............   140,598     157,033    (10.5)      5.9
     Collateral Protection.......    91,748      78,865     16.3      46.3%
                                   --------   ---------
                                   $565,120   $ 491,232     15.0%     23.5%
                                   ========   =========

     The 30.3% net premiums written growth for Personal Lines in 1997 is due to newly-enacted legislation in the state of California which requires all drivers to maintain liability insurance. This change in California law resulted in a 75% increase in the Personal
     Lines one-month product business to approximately $155,000,000 in 1997.

     Commercial Lines net premiums written decreased by 10.5% in 1997 due to lower production in nonstandard business, increased competition by standard carriers in the nonstandard marketplace, and the effect of both agent and program cancellations. The 16.3% premium volume growth for Collateral Protection in 1997 comes from increased writing in mortgage fire insurance and mechanical breakdown programs. Starting in 1998, Commercial Lines and Collateral Protection will be part of Orion Specialty and Guaranty National will be comprised of Personal Lines.

     Guaranty National's net premiums written for 1996 were included in the Company's consolidated financial statements as a result of the Company's increase in ownership of Guaranty National to over 80% in 1996. Net premiums written for Guaranty National are $397,899,000 in 1995. The 30.4% increase for Personal Lines in 1996 is the result of Guaranty National's acquisition of Viking Insurance Company of Wisconsin in July 1995. The Commercial Lines premium increase of 5.9% in 1996, which resulted from the expansion of automobile physical damage and property programs, were partially offset by a planned reduction in commercial automobile liability premiums. The 46.3% increase in Collateral Protection for 1996 is primarily from two new products, automobile financing GAP and mortgage fire insurance.

      The Company's premiums earned increased 4.4% ($56,928,000) to $1,357,680,000 in 1997 and increased 73.7% ($551,749,000) to $1,300,752,000 in
1996 from $749,003,000 in 1995. Premiums earned reflect the recognition of income from the changing levels of net premium writings, as well as the inclusion of Guaranty National's premiums earned of $481,648,000 in 1996.

INVESTMENT PERFORMANCE

      The performance of the Company's investments, including net investment income, net realized gains (losses) and unrealized appreciation
(depreciation) is as follows:

                                                1997        1996        1995
                                                ----        ----        ----
                                                      (000s omitted)
Net investment income .....................  $164,908    $145,391    $ 99,040
                                             --------    --------    --------
Net realized gains (losses):
  Fixed maturities ........................     3,986       2,067      (4,361)
  Equity securities .......................    43,789      22,113      16,246
                                             --------    --------    --------
                                               47,775      24,180      11,885
                                             --------    --------    --------
Net unrealized appreciation (depreciation):
  Fixed maturities ........................    40,640     (16,414)     89,932
  Equity securities .......................    18,381      18,461      34,002
                                             --------    --------    --------
                                               59,021       2,047     123,934
                                             --------    --------    --------
                                             $271,704    $171,618    $234,859
                                             ========    ========    ========
Net Investment Income

     Pre-tax net investment income is $164,908,000, $145,391,000 and $99,040,000 in 1997, 1996 and 1995, respectively. The pre-tax yields on the average investment portfolio are 7.0% in 1997, 6.9% in 1996 and 7.1% in
1995, with after-tax yields of 5.3%, 5.4% and 5.5%, respectively. Net investment income increased 13.4% in 1997 primarily due to a higher investment base and a slight increase in pre-tax investment yields. The higher investment base for 1997 reflects the proceeds from the issuance of $125,000,000 of trust preferred securities in January 1997 and the effects of positive operating cash flow. These increases have been offset in part by the July 1996 cash outlay of approximately $88,000,000 for the purchase of Guaranty National common shares. Net investment income increased 46.8% in 1996 from the inclusion of Guaranty National's net investment income of $40,089,000, as well as by increased earnings on a higher investment base from positive operating
                                    38
cash flow. This increase occurred notwithstanding a growing portfolio of lower yielding tax-advantaged securities and the cash outlay to acquire Guaranty National common stock.

      The year-to-year changes in net investment income also reflect increases from limited partnership investment equity earnings of $1,120,000, or 7.0%, from 1996 to 1997 and $6,889,000, or 76.0%, from 1995 to 1996. Limited partnership earnings increased in 1996 due to higher earnings from the largest limited partnership investment and the inclusion of Guaranty National's partnership earnings. The increase in limited partnership earnings for 1997 is primarily attributable to favorable performance for a majority of the limited partnership investments partly offset by lower 1997 earnings as compared to 1996 from the largest investment. Earnings from limited partnership investments can vary considerably from year-to-year. The Company's long-term experience with limited partnership investments has been quite favorable; however, they represent only 3.6% and 3.8% of total investments at December 31, 1997 and 1996, respectively. Net investment income has also increased in both years by income generated from the deployment of operating cash flow. The carrying value of the Company's investment portfolio amounted to $2,543,733,000 at December 31, 1997 and $2,309,767,000 at December 31, 1996.

     Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value. The carrying value of fixed maturity and short-term investments is $2,010,893,000 and $1,858,045,000 at December 31, 1997 and 1996, respectively, or approximately 78.8% and 80.0% of the Company's cash and investments.

     The Company's investment philosophy is to achieve a superior rate of return after taxes, while maintaining a proper balance of safety, liquidity, maturity and marketability. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At December 31, 1997 and 1996, the Company's investment in non-investment grade and non-rated fixed maturity securities were carried at $256,745,000 and $219,473,000, respectively. These investments represented a total of 10.1% and 9.5% of cash and investments and 6.6% and 6.3% of total assets at December 31, 1997 and 1996, respectively.

     The Company monitors the financial condition of the issuers of securities that it owns. When conditions are deemed appropriate, the Company ceases to accrete discounts, or accrue interest and dividends and, in cases where the value of such investments is deemed to be other than temporarily impaired, recognizes losses. The Company's non-investment grade securities are highly diversified, with an average investment per issuer of approximately $1,740,000 at December 31, 1997. The largest non-investment grade security had a carrying value of $13,159,000 at December 31, 1997.

Realized Investment Gains

     Net realized investment gains are $47,775,000 in 1997, $24,180,000 in 1996 and $11,885,000 in 1995. Sales of equity securities have resulted in net gains of $44,189,000, $22,428,000 and $16,531,000 and sales of fixed maturity investments have resulted in net gains (losses) of $6,004,000, $3,186,000 and $(311,000) in 1997, 1996 and 1995, respectively. Realized investment gains are reduced by provisions for losses on securities deemed to be other-than-temporarily impaired. These provisions amounted to $400,000 in 1997, $315,000 in 1996 and $285,000 in 1995 for equity securities and $2,018,000, $1,119,000 and $4,050,000 in 1997, 1996 and 1995, respectively, for fixed maturity investments. Such provisions, based on available information at the time, are made in consideration of the decline in the financial condition of the issuers of these securities.

     Realized gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other than temporary impairment of investments, and other factors. At December 31, 1997 the Company held equity securities with unrealized appreciation of $91,904,000 and the market value of the fixed maturities portfolio exceeds amortized cost by $84,050,000. Such amounts can vary significantly depending upon fluctuations in the financial markets. Equity securities and fixed maturities had unrealized appreciation of $18,381,000 and $40,640,000, respectively, for 1997, even after taking $50,193,000 of realized net gains excluding impairment adjustments. The increase in market values of fixed maturities during 1997 is primarily attributable to a decline in interest rates during the year. The average maturity of the Company's fixed maturities has increased from 7.1 years at December 31, 1996 to 8.1 years at December 31, 1997.


EXPENSES AND OTHER

Operating Ratios

     The following table sets forth certain ratios of insurance operating expenses to premiums earned:
                                                 Year Ended December 31,
                                             -------------------------------
                                               1997        1996        1995
                                               ----        ----        ----
  Loss and loss adjustment expenses .......    66.7%       67.9%       68.4%
  Policy acquisition and other insurance
    expenses...............................    31.2        30.1        29.0
                                               ----        ----       -----
  Total before policyholders' dividends....    97.9        98.0        97.4
  Policyholders' dividends ................     1.8         1.8         2.9
                                               ----        ----       -----
  Combined ratio...........................    99.7%       99.8%      100.3%
                                               ====        ====       =====
  Loss and loss adjustment expenses:
    Regional Operations....................    53.7%       58.8%       62.4%
    Special Programs.......................    73.7        72.6        72.9
    Guaranty National......................    69.5        70.1        75.3

      The decrease in the 1997 ratio of loss and loss adjustment expense to premiums earned (the "loss ratio") is attributed to improvements in both the Regional Operations and Guaranty National segments, offset in part by higher losses for Special Programs. The decrease in the 1996 loss ratio is attributable to improvements in both the Regional Operations and Special Programs segments, offset in part by the consolidation of Guaranty National in 1996. The Company's efforts to reduce its loss costs have had a positive impact on profitability.

     The continued improvement in the loss ratio for Regional Operations results from the favorable loss development and loss experience achieved by EBI through its service-oriented approach. EBI's service oriented approach is to work with its customers to prevent losses and reduce claim costs.

     The increase in the 1997 loss ratio for Special Programs is mainly attributable to losses from certain programs cancelled by Connecticut Specialty. The 1997 loss ratio increase has been partly offset by the favorable effect of a change in this segment's mix of business, particularly the lower premiums and losses from the assumed reinsurance business that the Company exited in November 1996. The improvement in the 1996 loss ratio for this segment is primarily attributable to a lower loss ratio for Connecticut Specialty, both from the change in its reinsurance during 1996 and the impact on 1995 results of certain cancelled programs which had unfavorable loss experience in 1995. These improvements are offset in part by reserve strengthening for the Company's pools and associations and reinsurance business in 1997 and 1996. As discussed above, the Company formed Orion Specialty through the merger of Connecticut Specialty and the Commercial Lines of Guaranty National. On a pro forma basis, Special Programs loss ratio for 1997 would be 72.1% with restatement to include Orion Specialty.

     Guaranty National's loss ratio has declined due to an improvement in its Personal Lines loss ratio to 70.0% for 1997 from 71.3% for 1996 and from the more favorable effect of a change in this segments mix of business to Personal Lines. This improvement has been partly offset by an increase in the Commercial Line loss ratio from 72.1% for 1996 to 73.2% for 1997. The improvement in the Personal Lines loss ratio for 1997 is primarily attributable to lower claims frequency. This improvement has been offset in part by costs incurred to improve claim handling and reduce insurance fraud in Personal Lines and by higher estimates for losses and loss adjustment expenses for the commercial automobile line of business. The lower loss ratio for 1996 as compared to 1995 was primarily attributable to Guaranty National having significantly strengthened its loss reserves for both Personal and Commercial Lines in 1995 in response to adverse claim trends during 1995. The 1995 adverse claims trends resulted in higher than expected development due to higher claims severity in 1992 through 1994 for commercial automobile and higher claims frequency for personal automobile lines of business. Also during 1996, Personal Lines experienced lower claims severity and Commercial Lines had lower overall claims severity and frequency.

     The ratio of policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") is 31.2%, 30.1% and 29.0% in 1997, 1996 and 1995, respectively. Policy acquisition costs include direct costs, such as commissions, premium taxes, and salaries, that relate to and vary with the production of new and renewal business. These costs are deferred and amortized as the related premiums are earned, subject to a periodic test for recoverability. The increases in the expense ratio are attributable to the Company's continued investment in building its loss prevention competencies and the costs of expanding in new territories and changing the EBI office operations. Additionally, the increases are the result of higher commissions for EBI and Connecticut Specialty, including a change in reinsurance in 1996 which provides for lower ceding commissions. The increase for 1996 also reflects the consolidation of Guaranty National. The ratio of policyholders' dividends to premiums earned (the "dividend ratio") is 1.8%, 1.8% and 2.9% in 1997, 1996 and 1995, respectively. The decrease in the dividend ratio for 1996 results from the consolidation of premiums from Guaranty National, which does not have participating policies. The Company's consolidated combined ratio is 99.7% in 1997, 99.8% in 1996 and 100.3% in 1995.

     Provisions for losses and loss adjustment expenses include development of loss and loss adjustment expense reserves relating to prior accident years, which increased the calendar year combined ratio by 0.7 percentage points in both 1997 and 1996 and 1.6 percentage points in 1995. The loss ratios are adversely affected by loss development in the pools and associations, reinsurance, certain discontinued lines and program business, reduced by favorable development in the workers compensation insurance line of business from the improved application of loss prevention and loss control procedures.

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

     Establishing reserve liabilities for environmental claims is subject to significant uncertainties that make reserve estimation difficult. Legal decisions have tended to expand insurance coverage beyond the intent of the policies. The disposition of such claims often requires lengthy and costly litigation. Uncertainties as to required clean-up remedies and difficulties in identifying the responsible parties add further to the complexity of reserve estimation for these claims. In recent years, the Company has intensified its efforts to settle and close environmental claims. In recognition of these efforts, reserves have also been increased to provide for the costs related to settling claims. To help minimize the cost of losses and claims, the Company maintains a dedicated environmental claims staff which administers and continually evaluates each claim and its defense and settlement possibilities. In 1997, 1996 and 1995 (1995 excludes Guaranty National), the Company paid $6,833,000, $4,771,000 and $5,675,000, respectively, for the costs of defending and settling such claims. Payments in 1997, 1996 and 1995 related to 209, 160 and 213 claims, respectively, for the Company's direct business. Claim counts have been aggregated by year of coverage for each occurrence for which policyholders are being defended, and often include numerous claimants.

      As of December 31, 1997 and 1996, the Company has environmental claims-related loss and loss adjustment expense reserves, net of reinsurance recoverables, of $67,879,000 and $57,028,000, respectively. Claims counts are 551 and 632 at December 31, 1997 and 1996, respectively, for direct business written by the Company which excludes reinsurance pools and associations. Following industry practice, claim counts are generally established for each insured for each policy. For workers compensation claims, individual claimants are counted in claim counts. Changes in claims counts for 1997 and 1996 are primarily attibutable to EBI, which is not a significant component of the Company's environmental reserves. In estimating liabilities for environmental-related claims, the Company considers all pertinent information as it becomes available. The net reserve for environmental claims and IBNR increased $10,851,000 in 1997 and $22,469,000 in 1996 primarily due to higher claims reported to the Company by certain reinsurance pools and associations, which is the basis of establishing such reserve, and higher loss reserve estimates. The 1996 reserve increase also reflects the inclusion of Guaranty National.

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

Interest Expense

     Interest expense is $24,704,000 in 1997, $24,687,000 in 1996 and
$15,943,000 in 1995, increasing 0.1% in 1997 and 54.8% in 1996.  Interest expense increased in 1996 due to the inclusion of interest on Guaranty National's $100,000,000 bank debt, and higher average debt outstanding after the issuance of $100,000,000 of Senior Notes by Orion on July 17, 1995, offset in part by the repayment of Orion's bank debt at that time.

Other Expenses

     Other expenses are $45,002,000, $42,932,000 and $24,740,000 in 1997, 1996
and 1995, respectively. The increases in both other income and other expenses for 1996 are primarily attributable to the inclusion of McGee's pool management revenue and expenses after it was acquired by the Company on June 30, 1995.

Equity in Earnings of Affiliates

      Equity in earnings of affiliates consists of earnings of $8,619,000 for 1997, a loss of $389,000 for 1996, and includes earnings of $1,038,000 for 1995 from the Company's investment in Intercargo. The Company records its share of Intercargo's results in the subsequent quarter. The 1997 earnings reflect a pre-tax gain of $6,988,000 from Intercargo's sale of Kingsway Financial Services. In 1995, Guaranty National was a non-majority owned affiliate of the Company and was therefore accounted for using the equity method. Included in equity in net earnings of affiliates from Guaranty National was $4,466,000 in 1995.

Earnings Before Federal Income Taxes and Minority Interest Expense

     Earnings before federal income taxes and minority interest expense are $176,180,000, $127,356,000 and $88,035,000 for 1997, 1996 and 1995,
respectively. The increases in pre-tax earnings of 38.3% and 44.7% for 1997 and 1996 reflect the increase in ownership of Guaranty National and improvement in insurance operations profitability of $25,229,000 and $27,026,000 and increases in realized investment gains of $23,595,000 and $12,295,000, respectively.

Minority Interest Expense

      Guaranty National became a majority-owned subsidiary in July 1996, and its results have been consolidated in the Company's financial statements since the beginning of 1996. In December 1997, Guaranty National became a wholly-owned subsidiary of the Company. Minority interest expense of $7,036,000 and $8,692,000 is recorded for the after-tax portion of Guaranty National's 1997 and 1996, respectively, earnings attributable to stockholders of Guaranty National other than the Company.

      Minority interest expense in subsidiary trust preferred securities of $6,857,000 for 1997 represents the financing cost, after the federal income tax deduction, on Orion's $125,000,000 of 8.73% trust preferred securities issued in January 1997.

Federal Income Taxes

     Federal income taxes on pre-tax operating results and the related effective tax rates are 25.8% for 1997, 25.2% for 1996 and 23.2% for 1995. The Company's effective tax rates for 1997, 1996 and 1995 are less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities.

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

     The Company has included Guaranty National in its consolidated tax return since 1996, as a result of acquiring over 80% ownership. The liability for deferred taxes established by the Company through June 30, 1996 for its share of Guaranty National's undistributed earnings has been reversed, resulting in a reduction of $21,547,000 in the amount of goodwill recorded from the purchase of Guaranty National shares, with no effect on net income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities decreased by $67,781,000 to $99,960,000 in 1997 from $167,741,000 in 1996 and increased $19,724,000 in
1996 from $148,017,000 in 1995. The decrease in operating cash flow for 1997 is the result of higher payments for losses, policy acquisition costs, policyholders' dividends and minority interest from subsidiary trust preferred capital securities, consistent with the Company's growth in recent years and including the payment of losses for the assumed reinsurance business the Company exited in November 1996 and certain cancelled program business. Partially offsetting these increased cash outflows are higher premiums collected, reflective of the Company's current rate of growth, as well as higher investment income collected. The increase for 1996 is attributable to including Guaranty National's cash flow in the Company's consolidated financial statements.

      Cash used in investment activities increased by $75,001,000 to $207,370,000 in 1997 from $132,369,000 in 1996 and decreased $56,079,000 in
1996 from $188,448,000 in 1995. Cash is used in investment activities primarily for purchases of investments and acquisition activities. Investment purchases are funded by maturities and sales of investments, as well as by the net cash from positive operating cash flows after cash provided by or used in financing activities. Cash used in acquisition activities in 1997 includes $104,429,000 for the purchase of Guaranty National common stock, $24,464,000 for the purchase of Unisun (net of cash acquired), and a $2,000,000 purchase price deposit for the 1998 planned acquisition of Strickland. The total purchase price for Strickland is $42,600,000. In July 1996 the Company purchased Guaranty National common stock for cash of $88,206,000. In June 1995 Orion paid $22,000,000 in cash plus acquisition costs to acquire McGee.

     Cash provided by financing activities is $105,078,000 for 1997 and $37,814,000 for 1995. Cash used in financing activities is $27,349,000 for 1996. The net proceeds from the issuance of trust preferred securities by the Company in January 1997 provided $123,026,000 of cash in 1997. Orion borrowed $12,000,000 under its bank line of credit in June 1995 to finance part of the McGee acquisition. In July 1995 Orion issued $100,000,000 of senior debt and repaid all of its outstanding bank debt. Cash used in financing activities includes dividend payments, debt repayments and payments related to the Company's common stock repurchase program. Orion has increased the quarterly dividend rate on its common stock by 15.0% in the third quarter of 1995, by an additional 8.7% and 12.0% in the first and fourth quarters of 1996, respectively, and by 14.3% in the second quarter of 1997.

      Orion's uses of cash consist of debt service, dividends to stockholders and overhead expenses. These cash uses are funded from existing available cash, financing transactions and receipt of dividends, reimbursement of overhead expenses and amounts in lieu of federal income taxes from Orion's insurance subsidiaries. Orion has received $42,822,000, $35,286,000 and $30,546,000 in dividends, $8,114,000, $7,410,000 and $6,232,000 for overhead expenses and federal tax payments of $9,525,000, $7,455,000 and $4,500,000 from its insurance subsidiaries in 1997, 1996 and 1995, respectively. Payments of dividends by Orion's insurance subsidiaries must comply with insurance regulatory limitations concerning stockholder dividends and capital adequacy. State insurance regulators have broad discretionary authority with respect to limitations on the payment of dividends by insurance companies. Limitations under current regulations are well in excess of Orion's cash requirements.

      Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $160,444,000 and $293,477,000 at December 31, 1997 and 1996, respectively.
These balances consider consolidated cash and short-term investment balances, which includes balances held by Orion. The consolidated policyholders' surplus of Orion's insurance subsidiaries is $789,036,000 and $670,572,000 at

December 31, 1997 and 1996, respectively. The Company's statutory operating leverage ratios of net premiums written to policyholders' surplus is 1.8:1 and 2.0:1 at December 31, 1997 and 1996, respectively.

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

     The terms of Orion's indentures for its $100,000,000 of 7 1/4% Senior Notes due 2005 and its $110,000,000 of 9 1/8% Senior Notes due 2002 limit the amount of liens and guarantees by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes. Management does not believe that these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At December 31, 1997 the Company is in compliance with the terms of its senior note indentures. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

      On June 2, 1995 Guaranty National entered into a $110,000,000 credit agreement (the "Credit Agreement") with several participating banks. The Credit Agreement provides for an unsecured reducing revolving credit facility, which was used to fund the Viking acquisition, to retire the outstanding balance of $29,000,000 under Guaranty National's previous revolving line of credit, and for working capital and general corporate purposes. As of December 31, 1997, the outstanding loan balance under the Credit Agreement was $100,000,000. Guaranty National had two interest rate swap agreements with banks which effectively change the interest rate exposure on $80,000,000 of this loan to a fixed rate of 6.3%. As discussed below, this loan was fully repaid with part of the net proceeds from the 7.701% Trust Preferred Securities issued in February 1998. The interest rate swap agreements were also settled at a modest gain upon the repayment of the Guaranty National loan.

      On January 13, 1997 Orion issued $125,000,000 of 8.73% Junior Subordinated Deferrable Interest Debentures due January 1, 2037 (the "Debentures") to Orion Capital Trust I (the "Trust"), a Delaware statutory business trust sponsored by Orion. The Trust simultaneously sold $125,000,000 of 8.73% Capital Securities (the "Trust Preferred Securities") which have substantially the same terms as the Debentures. The net proceeds from the sale of the Trust Preferred Securities were used in part for the acquisition of Guaranty National common stock in December 1997. The Trust Preferred Securities may be redeemed without premium on or after January 1, 2007.

      On February 2, 1998 Orion issued $125,000,000 of 7.701% Junior Subordinated Debentures due April 15, 2028 to Orion Capital Trust II, a Delaware statutory business trust sponsored by the Company. Orion Capital Trust II then sold $125,000,000 of 7.701% Capital Securities, which mature on April 15, 2028, in a private placement. Approximately $100,000,000 of the net proceeds from the sale of the junior subordinated debentures were used to retire bank indebtedness of Guaranty National. The remaining net proceeds will be used for general corporate purposes. Orion agreed to register the capital securities under the Securities Act of 1933, and will file a registration statement with the Securities and Exchange Commission.

      The 8.73% and 7.701% Capital Securities are subordinated to all liabilities of the Company. The Company may defer interest distributions on these Capital Securities; however, during any period when such cumulative distributions have been deferred, Orion may not declare or pay any dividends or distributions on its common stock.

      The Company issued a 2-for-1 split of its common stock on July 7, 1997 to shareholders of record on June 23, 1997. The Company has repurchased 42,916 shares, 482,228 shares and 346,362 shares of its common stock at an aggregate cost of $1,533,000, $11,148,000 and $7,183,000 in 1997, 1996 and 1995,
respectively. At December 31, 1997 the Company's remaining stock purchase authorization from its Board of Directors amounted to $3,169,000. In February 1998, the Board of Directors increased the authorization for purchases of the Company's common stock by an additional $25,000,000.

LEGAL PROCEEDINGS

      In August 1997, several of the Company's subsidiaries were named as defendants in a class action lawsuit titled Bristol Hotel Management Corporation, et al., vs. Aetna Casualty & Surety Company, which was filed in the U.S. District Court for the Southern District of Florida. The lawsuit, brought on behalf of an alleged class of retrospectively rated workers compensation purchasers, claims, among other allegations, a conspiracy among insurers to charge illegally high prices for workers compensation insurance, breach of contract and fraud. Since that time, additional class action lawsuits with similar allegations have been brought against various subsidiaries of the Company in Georgia, Illinois, New Jersey, Pennsylvania and Tennessee as well as other insurers who did business in those states. The Company intends to vigorously defend these lawsuits.

     The Company settled a previously disclosed complaint naming the Company, as defendant, in connection with the tender offer of Guaranty National. The settlement amount was not material to the financial condition or results of operations of the Company.

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

READINESS FOR YEAR 2000

      The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant including assessments of the readiness of external entities which it interfaces with such as vendors, customers and others. The Company began work several years ago to prepare its products and its financial, information and other computer-based systems for the Year 2000, including replacing and/or updating systems and is utilizing both internal and external resources. The Company continues to evaluate the estimated costs associated with these efforts based on actual experience. While final cost estimates are not complete, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects. The Company has expensed $2,382,000 of Year 2000 costs through 1997 and expects to incur between $9,500,000 and $12,500,000 of additional expenses in 1998 and 1999.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

      In June 1997 the Financial Accounting Standards Board ("FASB")issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. This statement is effective for financial statements for periods beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of this standard will have no impact on the Company's consolidated results of operation, financial position or cash flows.

      In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company will adopt this statement in first quarter of 1998. The Company is in the process of determining its preferred format. The adoption of this statement will have no impact on the Company's results of operations, financial position or cash flows.

FORWARD-LOOKING STATEMENTS

      All statements made in this Annual Report that do not reflect historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) medical cost inflation; (vii) increases in the cost of property repair; (viii) the number of new and renewal policy applications submitted to the Company; and
(ix) other factors over which the Company has little or no control. The Company disclaims any obligation to update or to publicly announce the impact of any such factors or any revisions to any forward-looking statements to reflect future events or developments.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

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



W. Marston Becker                                  Peter M. Vinci
Chairman & Chief Executive Officer                 Chief Accounting Officer

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Orion Capital Corporation
Farmington, Connecticut

     We have audited the accompanying consolidated balance sheets of Orion Capital Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at
Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orion Capital Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Hartford, Connecticut
February 11, 1998

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (000s omitted)

                                     ASSETS
                                                         December 31,
                                                   ------------------------
                                                        1997          1996
                                                        ----          ----
Investments:
  Fixed maturities at amortized cost (market
    $322,395 - 1997 and $334,755 - 1996).......... $  312,770    $  326,841

  Fixed maturities at market (amortized cost
    $1,395,421 - 1997 and $1,169,812 - 1996) .....  1,469,846     1,205,308

  Common stocks at market (cost $163,020 - 1997
    and $136,631 - 1996) .........................    245,399       209,281

  Non-redeemable preferred stocks at market (cost
    $183,577 - 1997 and $151,439 - 1996) .........    193,102       152,312

  Other long-term investments ....................     94,339        90,129

  Short-term investments .........................    228,277       325,896
                                                   ----------    ----------
     Total investments ...........................  2,543,733     2,309,767

Cash .............................................      9,275        11,607

Accrued investment income ........................     29,650        25,724

Investment in affiliate ..........................     31,267        22,170

Accounts and notes receivable (less allowance
  for doubtful accounts $3,526 - 1997 and
  $3,696 - 1996) .................................    189,321       181,495

Reinsurance recoverables and prepaid reinsurance..    622,214       517,209

Deferred policy acquisition costs ................    147,124       136,168

Property and equipment (less accumulated
  depreciation $35,923 - 1997 and $33,953 - 1996).     70,773        68,763

Excess of cost over fair value of net assets
  acquired (less accumulated amortization
  $27,383 - 1997 and $25,633 - 1996) .............    140,026        81,198

Deferred federal income taxes ....................        907        23,554

Other assets .....................................     99,768        86,702
                                                   ----------    ----------
     Total assets................................. $3,884,058    $3,464,357
                                                   ==========    ==========

                 See Notes to Consolidated Financial Statements



                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (000s omitted - except for share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                     -------------------------
                                                         1997          1996
                                                         ----          ----
Liabilities:
  Policy liabilities -
    Losses ........................................  $1,476,366    $1,421,920
    Loss adjustment expenses ......................     395,345       363,744
    Unearned premiums .............................     551,590       496,249
    Policyholders' dividends ......................      20,495        22,489
                                                     ----------    ----------
      Total policy liabilities ....................   2,443,796     2,304,402

  Notes payable ...................................     310,228       310,904
  Other liabilities ...............................     281,924       227,087
                                                     ----------    ----------
      Total liabilities ...........................   3,035,948     2,842,393
                                                     ----------    ----------
Commitments and Contingencies (Notes J and K)

Minority interest in subsidiary....................          -         45,231
                                                     ----------    ----------
Company-obligated mandatorily redeemable
   preferred capital securities of subsidiary
   trust holding solely the junior subordinated
   debentures of the Company ......................     125,000            -
                                                     ----------    ----------
Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares;
    issued and outstanding - none
  Common stock, $1 par value; authorized
    50,000,000 shares; issued 30,675,300 shares ...      30,675        15,338
  Capital surplus .................................     152,114       158,587
  Net unrealized investment gains, net of federal
    income taxes of $53,201 - 1997 and $31,674 -
    1996 ..........................................     113,592        72,260
  Net unrealized foreign exchange translation
    losses, net of federal income taxes (benefit)
    of ($786) - 1997 and $414 - 1996...............      (4,398)       (2,164)
  Retained earnings ...............................     469,512       370,793
  Treasury stock, at cost(3,069,756 shares - 1997
    and 3,138,230 shares - 1996) ..................     (34,332)      (34,980)
  Deferred compensation on restricted stock .......      (4,053)       (3,101)
                                                     ----------    ----------
      Total stockholders' equity ..................     723,110       576,733
                                                     ----------    ----------
      Total liabilities and stockholders' equity...  $3,884,058    $3,464,357
                                                     ==========    ==========

                 See Notes to Consolidated Financial Statements




                                      51










                        ORION CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF EARNINGS
                        (000s omitted - except for per share data)

                                                            Year Ended December 31,
                                                        -------------------------------
                                                          1997        1996       1995
                                                          ----        ----       ----
Revenues:
  Premiums earned ...................................  $1,357,680  $1,300,752  $749,003
  Net investment income .............................     164,908     145,391    99,040
  Realized investment gains .........................      47,775      24,180    11,885
  Other income ......................................      20,172      23,126    14,352
                                                       ----------  ----------  --------
    Total revenues ..................................   1,590,535   1,493,449   874,280
                                                       ----------  ----------  --------

Expenses:
  Losses incurred ...................................     701,313     694,534   388,409
  Loss adjustment expenses ..........................     204,145     188,458   123,824
  Amortization of deferred policy acquisition costs .     387,165     363,547   195,481
  Other insurance expenses ..........................      36,645      27,912    21,562
  Dividends to policyholders ........................      24,000      23,634    21,790
  Interest expense ..................................      24,704      24,687    15,943
  Other expenses ....................................      45,002      42,932    24,740
                                                       ----------  ----------  --------
    Total expenses ..................................   1,422,974   1,365,704   791,749
                                                       ----------  ----------  --------

Earnings before equity in earnings of affiliates,
  federal income taxes and minority interest expense.     167,561     127,745    82,531

Equity in earnings (loss) of affiliates .............       8,619        (389)    5,504
                                                       ----------  ----------  --------

Earnings before federal income taxes and minority
  interest expense ..................................     176,180     127,356    88,035

Federal income taxes ................................      46,481      32,033    20,413

Minority interest expense:
  Subsidiary net earnings............................       7,036       8,692       -
  Subsidiary trust preferred securities,
    net of federal income taxes......................       6,857         -         -
                                                       ----------  ----------  --------

  Net earnings ......................................  $  115,806  $   86,631  $ 67,622
                                                       ==========  ==========  ========

  Net earnings per basic common share................  $     4.24  $     3.16  $   2.41
                                                       ==========  ==========  ========
  Net earnings per diluted common share..............  $     4.15  $     3.12  $   2.38
                                                       ==========  ==========  ========

                      See Notes to Consolidated Financial Statements





                                            52










                     ORION CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (000s omitted)
                                                   Year Ended December 31,
                                              ---------------------------------
                                                  1997       1996       1995
                                                  ----       ----       ----
Common Stock:
  Balance, beginning of year................. $  15,338    $  15,338   $ 15,338
  Stock issued in 2-for-1 common stock split.    15,337           -          -
                                              ---------    ---------   --------
  Balance, end of year....................... $  30,675    $  15,338   $ 15,338
                                              =========    =========   ========
Capital surplus:
  Balance, beginning of year ................ $ 158,587    $ 146,658   $147,598
  Issuance of common stock ..................        -            -         152
  Exercise of stock options and issuance/
    (cancellation) of restricted stock.......       508           29     (1,092)
  Acquisition of Guaranty National (Note B)..     8,356           -          -
  Recognition of pre-reorganization federal
    income tax benefits......................        -        11,900         -
  Stock issued in 2-for-1 common stock split.   (15,337)          -          -
                                              ---------    ---------   --------
  Balance, end of year ...................... $ 152,114    $ 158,587   $146,658
                                              =========    =========   ========
Net unrealized investment gains (losses):
  Balance, beginning of year ................ $  72,260    $  63,255   $(11,498)
  Change in unrealized investment gains
    (losses), net of taxes ..................    41,332        9,005     74,753
                                              ---------    ---------   --------
  Balance, end of year ...................... $ 113,592    $  72,260   $ 63,255
                                              =========    =========   ========
Net unrealized foreign exchange translation
  losses:
  Balance, beginning of year ................ $  (2,164)   $  (3,935)  $ (3,959)
  Change in unrealized foreign exchange
    translation (losses) gains, net of taxes.    (2,234)       1,771         24
                                              ---------    ---------   --------
  Balance, end of year ...................... $  (4,398)   $  (2,164)  $ (3,935)
                                              =========    =========   ========
Retained earnings:
  Balance, beginning of year................. $ 370,793    $ 298,452   $242,908
  Net earnings...............................   115,806       86,631     67,622
  Dividends declared.........................   (17,087)     (14,290)   (12,078)
                                              ---------    ---------   --------
  Balance, end of year....................... $ 469,512    $ 370,793   $298,452
                                              =========    =========   ========
Treasury Stock:
  Balance, beginning of year................. $ (34,980)   $ (26,534)  $(22,451)
  Issuance of common stock...................        -            -         770
  Exercise of stock options and net issuance
    of restricted stock......................     3,174        2,702      2,330
  Acquisition of treasury stock..............    (2,526)     (11,148)    (7,183)
                                              ---------    ---------   --------
  Balance, end of year....................... $ (34,332)   $ (34,980)  $(26,534)
                                              =========    =========   ========
Deferred compensation on restricted stock:
  Balance, beginning of year................. $  (3,101)   $  (2,331)  $ (2,848)
  Net issuance of restricted stock...........    (1,860)      (1,827)      (517)
  Amortization of deferred compensation on
    restricted stock.........................       908        1,057      1,034
                                              ---------    ---------   --------
  Balance, end of year....................... $  (4,053)   $  (3,101)  $ (2,331)
                                              =========    =========   ========

                    See Notes to Consolidated Financial Statements

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (000s omitted)

                                                     Year Ended December 31,
                                               ----------------------------------
                                                  1997        1996        1995
                                                  ----        ----        ----
Cash flows from operating activities:
  Premiums collected ........................  $1,364,525  $1,330,319  $ 738,083
  Net investment income collected ...........     140,049     127,036     91,964
  Losses and loss adjustment expenses paid ..    (892,147)   (794,889)  (409,797)
  Policy acquisition costs paid .............    (401,087)   (387,685)  (204,319)
  Dividends paid to policyholders ...........     (25,995)    (20,091)   (15,495)
  Interest paid .............................     (23,821)    (24,071)   (12,530)
  Federal income tax payments ...............     (28,380)    (30,274)   (18,756)
  Payments on subsidiary trust preferred
    capital securities.......................      (5,092)         -          -
  Other payments ............................     (28,092)    (32,604)   (21,133)
                                               ----------  ----------  ---------
    Net cash provided by operating
      activities ............................      99,960     167,741    148,017
                                               ----------  ----------  ---------
Cash flows from investing activities:
  Maturities of fixed maturity investments
    held-to-maturity ........................      20,143      34,648     36,804
  Maturities of fixed maturity investments
    available-for-sale ......................     100,376     144,231     12,640
  Sales of fixed maturities
    available-for-sale ......................     308,339     250,858    184,501
  Sales of equity securities.................     199,697     153,233     78,351
  Investments in fixed maturities
    held-to-maturity ........................     (14,312)     (8,609)   (41,709)
  Investments in fixed maturities
    available-for-sale ......................    (595,946)   (449,516)  (278,173)
  Investments in equity securities ..........    (204,109)    (83,427)   (64,450)
  Net sales (purchases) of short-term
    investments..............................     108,507     (78,096)   (83,617)
  Purchases of Guaranty National common stock    (104,429)    (88,628)         -
  Acquisitions of Unisun in 1997 and
    McGee in 1995............................     (26,170)         -     (22,355)
  Effect on cash of acquisitions.............       1,706       6,794        349
  Deposit for acquisition of Strickland......      (2,000)         -          -
  Other receipts (payments)..................         828     (13,857)   (10,789)
                                               ----------  ----------  ---------
    Net cash used in investing activities ...    (207,370)   (132,369)  (188,448)
                                               ----------  ----------  ---------
Cash flows from financing activities:
  Net proceeds from issuance of trust
    preferred capital securities.............     123,026          -          -
  Proceeds from issuance of notes payable ...          -           -     110,413
  Proceeds from exercise of stock options ...         594          42        246
  Repayment of notes payable ................        (750)     (1,313)   (54,500)
  Dividends paid to stockholders ............     (16,477)    (13,648)   (11,674)
  Dividends paid to minority stockholders....      (1,496)     (1,721)        -
  Purchases of common stock .................      (1,533)    (10,743)    (6,689)
  Other receipts.............................       1,714          34         18
                                               ----------  ----------  ---------
    Net cash provided by (used in) financing
      activities ............................     105,078     (27,349)    37,814
                                               ----------  ----------  ---------
    Net increase (decrease) in cash .........      (2,332)      8,023     (2,617)
Cash balance, beginning of year .............      11,607       3,584      6,201
                                               ----------  ----------  ---------
Cash balance, end of year ...................  $    9,275  $   11,607  $   3,584
                                               ==========  ==========  =========

                          See Notes to Consolidated Financial Statements

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                 (000s omitted)
                                                    Year Ended December 31,
                                                -------------------------------
                                                  1997       1996       1995
                                                  ----       ----       ----
Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings .................................  $115,806   $ 86,631   $ 67,622
                                                --------   --------   --------
Adjustments:
  Depreciation and amortization ..............    13,380     12,063      5,900
  Amortization of excess of cost over fair
    value of net assets acquired .............     3,159      3,096      1,533
  Deferred federal income taxes ..............     4,541      9,999     (5,165)
  Amortization (accretion)
    of fixed maturity investments.............    (2,562)     1,432        815
  Non-cash investment income .................   (18,962)   (17,778)   (11,272)
  Equity in (earnings) loss of affiliates ....    (8,619)       389     (5,504)
  Dividends received from affiliates .........       342        302      2,597
  Realized investment gains ..................   (47,775)   (24,180)   (11,885)
  Minority interest expense
    in subsidiary net earnings................     7,036      8,692         -
  Foreign exchange transaction adjustment ....       695      1,083        163
  Other.......................................       747        952        (43)

Changes in assets and liabilities (net of
  effects of acquiring Unisun - 1997,
  Guaranty National - 1996, and McGee - 1995):
  Decrease (increase) in accrued investment
    income ...................................    (2,266)     1,179       (952)
  Decrease (increase) in accounts and notes
    receivable ...............................     1,423      7,497    (11,488)
  Increase in reinsurance recoverables
    and prepaid reinsurance...................   (91,038)   (77,999)   (24,020)
  Increase in deferred policy acquisition
    costs ....................................    (8,104)   (20,858)    (7,536)
  Increase in other assets ...................   (10,759)   (34,302)   (18,405)
  Increase in losses .........................    47,424    115,202     54,485
  Increase in loss adjustment expenses .......    29,629     32,363     39,168
  Increase in unearned premiums...............    45,567     58,906     45,250
  Increase (decrease) in policyholders'
    dividends.................................    (1,994)     3,543      6,295
  Increase (decrease) in other liabilities ...    22,290       (471)    20,459
                                                --------   --------   --------
    Total adjustments and changes ............   (15,846)    81,110     80,395
                                                --------   --------   --------
  Net cash provided by operating activities ..  $ 99,960   $167,741   $148,017
                                                ========   ========   ========

                       See Notes to Consolidated Financial Statements

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1997, 1996 and 1995

Note A - Significant Accounting Policies

     Basis of Financial Statement Presentation - Orion Capital Corporation ("Orion") and its majority-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The Company reports its insurance operations in three segments - Regional Operations, Special Programs and Guaranty National Corporation. Regional Operations provides workers compensation insurance products through EBI Companies. Special Programs includes: (i) DPIC Companies ("DPIC"), which markets professional liability insurance, (ii) Connecticut Specialty, which writes specialty insurance programs, (iii) Wm. H. McGee & Co., Inc. ("McGee"), an underwriting management company that specializes in ocean marine, inland marine and commercial property insurance and (iv) a 24.7% interest in Intercargo Corporation ("Intercargo") which underwrites insurance coverages for international trade. The third segment, Guaranty National Corporation ("Guaranty National"), specializes in nonstandard commercial and personal automobile insurance. The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment. The consolidated financial statements and notes thereto are presented in accordance with generally accepted accounting principles ("GAAP") for property and casualty insurance companies and include the accounts of Orion and its majority-owned subsidiaries. The Company's investments in unconsolidated affiliates are accounted for using the equity method (See Note C). All material intercompany balances and transactions have been eliminated. The preparation of the Company's consolidated financial statements in conformity with GAAP requires Company management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Regulation - The Company's insurance subsidiaries are subject to comprehensive regulation by various state insurance departments including regulations limiting dividend payments to Orion and intercompany transactions. Under these regulations, the maximum dividends permitted at December 31, 1997 for the ensuing twelve months, without prior approval, aggregated $129,342,000. However, state insurance regulators have broad discretionary authority with respect to approving the payment of dividends by insurance companies. Policyholders' surplus of Orion's insurance subsidiaries determined in accordance with prescribed statutory accounting practices amounted to $789,036,000 and $670,572,000 at December 31, 1997 and 1996,
respectively. Statutory net income amounted to $146,093,000, $107,866,000 and $83,842,000 for 1997, 1996 and 1995, respectively.

     Cash - For purposes of the consolidated statement of cash flows, the Company considers only demand deposit accounts to be cash.

     Investments - Fixed maturity investments include bonds, preferred stocks with mandatory redemption features, and certificates of deposit that mature more than one year after the balance sheet date. Fixed maturity investments that the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs, are classified as available-for-sale and are carried at market value. Common stocks and non-redeemable preferred stocks are also carried at market value. Fluctuations in

               ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


the market value of these available-for-sale securities are recorded as unrealized investment gains or losses and credited or charged to stockholders' equity. Other long-term investments principally include equity ownership interests in limited partnerships, which are recorded using the equity method of accounting. Short-term investments include certificates of deposit and commercial paper which mature within one year of the balance sheet date, money market accounts and United States Treasury Bills. Short-term investments are recorded at market value which approximates cost. Market values are generally based on quoted market prices or dealer quotes. Realized investment gains and losses, including provision for other than temporary impairment of investment securities, are recognized on the specific identification method.

     Deferred Policy Acquisition Costs - Costs that vary with, and are directly related to, the production of new and renewal business are deferred and amortized as the related premiums are earned. These costs primarily comprise commissions, premium taxes and salaries. The test for recoverability of such deferred costs includes the consideration of net investment income.

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

     Policy Liabilities and Reinsurance - Loss and loss adjustment expense liabilities are established in consideration of individual cases for reported losses and past experience for incurred but not yet reported losses ("IBNR"). Estimated reinsurance receivables are recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts. At December 31, 1997 and 1996, long-term disability workers compensation loss reserves are carried at $52,907,000 and $54,832,000, respectively, in the consolidated financial statements at net present value using a statutory interest rate of 3.5%. Policyholders' dividends on participating policies are accrued at estimated payment rates as the related premiums are earned. Participating business represented 18% and 17% of premiums in-force at December 31, 1997 and 1996, respectively. As a percent of premiums earned, participating business amounted to 18% in 1997, 16% in 1996 and 24% in 1995.

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

     Earnings Per Common Share - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," for all periods presented. Basic earnings per share computations are based on the average number of shares of common stock outstanding during the year. Diluted earnings per share reflects the assumed exercise and conversion of all securities, including stock options. All common stock and per common

               ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock data presented has been restated to give effect to the 2-for-1 stock split of the Company's common stock issued on July 7, 1997.

     Reclassifications - The 1996 and 1995 consolidated financial statements have been reclassified to conform to the classifications used in 1997.

Note B - Acquisitions

     On July 2, 1996, the Company completed a tender offer for 4,600,000 shares of Guaranty National common stock ("1996 GNC Purchase"). Together with the open-market purchase of 120,000 additional shares on July 17, 1996, the Company increased its ownership of Guaranty National by 31.5% from 49.5% to approximately 81%. The aggregate purchase price of approximately $88,206,000, including expenses, was paid in cash.

     The 1996 GNC Purchase was recorded as a step acquisition using the purchase method of accounting as of June 30, 1996. The assets and liabilities of Guaranty National were consolidated in the Company's financial statements and minority interest for approximately 19% of Guaranty's shareholders equity was recorded. Beginning in 1996, all revenues and expenses of Guaranty National have been consolidated with those of the Company, and minority interest expense has been recorded for the portion of Guaranty National's earnings that was attributable to the shares not owned by the Company.

     The increase in the Company's ownership in 1996 to over 80% of Guaranty National allows the inclusion of Guaranty National in Orion's consolidated federal income tax return, as well as the reversal of a deferred tax liability previously established by the Company for its share of the undistributed earnings of Guaranty National. The excess of cost over the estimated fair value of the 31.5% interest in Guaranty National's net assets acquired during 1996 was $9,080,000, after the reversal of $21,547,000 of deferred taxes, and will be amortized over 28 years, which was the remaining amortization period for goodwill recorded upon Orion's initial investment in Guaranty National.

     On December 10, 1997, the Company purchased the remaining 19.7% or 2,970,000 shares of Guaranty National common stock that were held by minority interest shareholders for $36 per share in cash ("1997 GNC Purchase"). Immediately following the 1997 GNC Purchase, Guaranty National was merged into a wholly-owned subsidiary of the Company and delisted as a publicly traded company on the New York Stock Exchange. As part of the merger, 450,238 outstanding stock options granted by Guaranty National were converted into 358,090 stock options of the Company, with equivalent terms as the Guaranty National options except for the exercise price, which was adjusted to reflect the difference between the then current stock prices.

     The 1997 GNC Purchase was recorded as a step acquisition using the purchase method of accounting. The aggregate purchase price was $116,082,000, including stock options converted of $8,356,000 and acquisition expenses of $800,000. The Company recorded the excess of the cost over the estimated fair value of the 19.7% interest in Guaranty National's net assets acquired during 1997 of $59,470,000 and eliminated the related minority interest. The excess of the cost over fair value will be amortized over 27 years, which is the remaining amortization period for goodwill recorded upon the Company's initial investment in Guaranty National.

               ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Pro forma information, as if Guaranty National was 100% owned as of the beginning of 1996, is as follows for the year ended December, 31:

                                                1997         1996
                                                ----         ----
Total revenues ......................        $1,590,535   $1,491,212
                                             ==========   ==========
Net earnings ........................        $  116,930   $   93,815
                                             ==========   ==========
Net earnings per diluted share.......        $     4.16   $     3.35
                                             ==========   ==========

     On December 16, 1997, Guaranty National purchased Unisun Insurance Company ("Unisun") from Michigan Mutual Insurance Company for $26,000,000 in cash and incurred acquisition expenses of $170,000. Unisun is the largest automobile insurance facility carrier in South Carolina and also writes personal automobile insurance in the states of Alabama, Georgia and North Carolina. Total net premiums written by Unisun for 1997 were approximately $20,000,000. The acquisition of Unisun was accounted for as a purchase. The financial results of Unisun have been included in the Company's financial statements since the date of acquisition. The total consideration exceeded the estimated fair value of net assets of Unisun by $2,182,000, which is being amortized over 40 years. The pro forma consolidated results of the Company's operations, as if the Unisun purchase had been made as of the beginning of the year, would not be materially different than reported herein.

     In November 1997, Guaranty National entered into an agreement to acquire the nonstandard private passenger automobile insurance business of North Carolina-based Strickland Insurance Group ("Strickland") for $42,600,000 in cash. Pursuant to the agreement, Guaranty National made a nonrefundable purchase price deposit of $2,000,000 to Strickland and incurred acquisition costs of $94,000 as of December 31, 1997. In 1997, Strickland had total private passenger automobile net premiums written of approximately $46,000,000. The acquisition is expected to be completed in the second quarter of 1998, subject to regulatory approval.

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

     On June 30, 1995, Orion purchased all of the capital stock of McGee for $22,000,000 in cash, and incurred acquisition expenses of $355,000. McGee specializes in underwriting ocean marine, inland marine and commercial property insurance through an underwriting pool in the United States and one in Canada. The business is written by McGee on behalf of the insurance companies that comprise the pools. The Company's participation in the United States pool was approximately 15% and 37% in 1995 and 1996, respectively. Participation in the Canadian pool was 15% in 1995 and approximately 49% in 1996. The Company's rate of participation for 1997 is 52% in the United States and 61% in Canada. The acquisition was accounted as a purchase, and McGee's operations have been included in the Company's results of operations since July 1, 1995. The Company recorded $22,317,000 for the excess of cost over the estimated fair value of the net assets acquired, which is being amortized over a 30 year period.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Note C - Investments in Affiliates

     Investments in affiliates include the Company's interest in Guaranty National through December 31, 1995, and the Company's 24.7% interest in Intercargo, a publicly-held company. The Company's financial statements include the portion of Guaranty National's 1995 earnings and Intercargo's results attributable to the Company's ownership on an equity accounting basis for applicable periods. The Company records its share of Intercargo's operating results in the subsequent quarter, after Intercargo has reported its financial results. The carrying values of the Company's investment in affiliates was $31,267,000 at December 31, 1997 and $22,170,000 at December 31, 1996, with market values of $25,165,000 and $16,262,000, respectively. The carrying value included $10,530,000 and $11,022,000 of goodwill at December 31, 1997 and 1996, respectively. In August, 1997, Intercargo recognized a gain before taxes of $49,443,000 from the sale of substantially all of its interest in Kingsway Financial Services. The Company reflected its portion of the Kingsway sale by recording a gain before taxes of $6,988,000 in the fourth quarter of 1997.

       [CAPTION]      ORION CAPITAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Summarized financial information for the Company's affiliates is set forth below:

                                            Year Ended December 31,
                                     -------------------------------------
                                         1997         1996         1995
                                         ----         ----         ----
                                                (000s omitted)
Revenues:
  Premiums earned ................   $   56,894   $   66,324   $  474,534
  Realized investment gains ......           -             -        3,291
  Investment and other income ....       56,555        5,688       38,422
                                     ----------   ----------   ----------
                                        113,449       72,012      516,247
                                     ----------   ----------   ----------
Expenses:
  Insurance expenses .............       64,426       74,019      490,952
  Interest and other .............          753          785        7,452
                                     ----------   ----------   ----------
                                         65,179       74,804      498,404
                                     ----------   ----------   ----------
Earnings (loss) before equity in
  earnings of affiliate and
  federal income taxes ...........       48,270       (2,792)      17,843
Equity in earnings of affiliate ..        4,320        2,469           -
Federal income (taxes) benefit ...      (15,878)         225       (1,482)
                                     ----------   ----------   ----------
  Net earnings (loss) ............   $   36,712   $      (98)  $   16,361
                                     ==========   ==========   ==========
The Company's proportionate share,
  including amortization of
  goodwill .......................   $    8,619   $     (389)  $    5,504
                                     ==========   ==========   ==========
                                                        December 31,
                                                  -----------------------
                                                      1997         1996
                                                      ----         ----
                                                       (000s omitted)
Cash and investments ............................ $  131,791   $   75,269
Other assets ....................................     54,000       49,560
                                                  ----------   ----------
                                                     185,791      124,829

Policy liabilities ..............................    (72,683)     (57,608)
Notes payable ...................................         -        (9,735)
Other liabilities ...............................    (29,185)     (12,541)
                                                  ----------   ----------
Stockholders' equity ............................ $   83,923   $   44,945
                                                  ==========   ==========

















                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note D - Investments

     The amortized cost and estimated market values of investments in fixed maturities, equity securities and short-term investments are as follows:

                                              Gross        Gross     Estimated
                                Amortized   Unrealized   Unrealized    Market
December 31, 1997                  Cost       Gains        Losses      Value
-----------------               ----------  ----------   ---------- ----------
                                               (000s omitted)
Held-to-maturity securities:
  United States Government
    and government agencies
    and authorities ........... $  122,616   $  1,795    $   (403)  $  124,008
  States, municipalities and
    political subdivisions ....    166,895      7,598         (35)     174,458
  Foreign governments .........         50         -            -           50
  Corporate securities ........     23,209        670           -       23,879
                                ----------   --------    --------   ----------
                                $  312,770   $ 10,063    $   (438)  $  322,395
                                ==========   ========    ========   ==========
Available-for-sale securities:
  United States Government
    and government agencies
    and authorities ........... $  381,747   $ 22,433    $ (2,868)  $  401,312
  States, municipalities and
    political subdivisions ....    439,480     30,540        (151)     469,869
  Foreign governments .........      4,590        530          -         5,120
  Corporate securities ........    526,495     27,444      (4,525)     549,414
  Mortgage-backed securities
    (exclusive of government
     agencies) ................     43,109      1,032         (10)      44,131
  Equity securities ...........    346,597    101,419      (9,515)     438,501
  Short-term investments.......    228,277         -           -       228,277
                                ----------   --------    --------   ----------
                                $1,970,295   $183,398    $(17,069)  $2,136,624
                                ==========   ========    ========   ==========
December 31, 1996
-----------------
Held-to-maturity securities:
  United States Government
    and government agencies
    and authorities ........... $  119,058   $  1,917    $ (1,131)  $  119,844
  States, municipalities and
    political subdivisions ....    179,465      6,273        (172)     185,566
  Foreign governments .........         50          -           -           50
  Corporate securities ........     28,268      1,030          (3)      29,295
                                ----------   --------    --------   ----------
                                $  326,841   $  9,220    $ (1,306)  $  334,755
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

                                            62

















                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Net investment income for the three years ended December 31, 1997 was as follows:
                                                Year Ended December 31,
                                           ---------------------------------
                                              1997        1996        1995
                                              ----        ----        ----
                                                     (000s omitted)
Net investment income:
  Fixed maturities ......................  $115,823    $ 98,213    $ 69,453
  Equity securities .....................    18,389      19,901      15,410
  Other long-term investments ...........    17,348      16,084       9,125
  Short-term investments ................    16,308      13,224       6,311
  Accounts and notes receivable .........       491         309         113
  Other .................................       121         310         353
                                           --------    --------    --------
    Total investment income .............   168,480     148,041     100,765
  Less investment expenses ..............     3,572       2,650       1,725
                                           --------    --------    --------
    Net investment income ...............  $164,908    $145,391    $ 99,040
                                           ========    ========    ========
     Certain information concerning realized and unrealized gains (losses) for fixed maturities and equity securities is set forth below:

                                                Year Ended December 31,
                                           ---------------------------------
                                              1997        1996        1995
                                              ----        ----        ----
                                                     (000s omitted)
Fixed maturities available-for-sale:
  Gross realized gains ..................  $ 12,028    $ 10,257    $  7,891
  Gross realized losses .................    (7,372)     (7,045)     (8,372)
  Provision for other than temporary
    impairment ..........................    (2,018)     (1,119)     (4,050)
                                           --------    --------    --------
                                           $  2,638    $  2,093    $ (4,531)
                                           ========    ========    ========
  Change in unrealized gains (losses)
    recorded in stockholders' equity ....  $ 38,929    $(11,089)   $ 70,317
                                           ========    ========    ========
Equity securities:
  Gross realized gains ..................  $ 51,492    $ 29,007    $ 17,879
  Gross realized losses .................    (7,303)     (6,579)     (1,348)
  Provision for other than temporary
    impairment ..........................      (400)       (315)       (285)
                                           --------    --------    --------
                                           $ 43,789    $ 22,113    $ 16,246
                                           ========    ========    ========
  Change in unrealized gains (losses)
    recorded in stockholders' equity ....  $ 18,381    $ 18,461    $ 34,002
                                           ========    ========    ========










                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The amortized cost and estimated market values of fixed maturity and short-term investments at December 31, 1997, by contractual fiscal maturity, are shown below. Expected maturities will differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    Fixed Maturities       Fixed Maturities
                                    Held-to-Maturity      Available-for-Sale
                                   ------------------   -----------------------
                                              Estimated              Estimated
                                   Amortized   Market    Amortized    Market
                                     Cost      Value        Cost      Value
                                   ---------  ---------  ----------  ----------
                                                  (000s omitted)
Due in one year or less .......... $ 67,760    $ 68,483  $  265,333   $ 264,640
Due after one year through five
  years ..........................  145,228     148,456     198,210     201,574
Due after five years through ten
  years ..........................   46,905      49,117     247,237     260,823
Due after ten years ..............   52,877      56,339     676,552     728,391
                                   --------    --------  ----------  ----------
                                    312,770     322,395   1,387,332   1,455,428
Mortgage-backed securities .......       -           -      236,366     242,695
                                   --------    --------  ----------  ----------
                                   $312,770    $322,395  $1,623,698  $1,698,123
                                   ========    ========  ==========  ==========

     Other long-term investments had aggregate carrying values of $94,339,000 at December 31, 1997 and $90,129,000 at December 31, 1996 including mortgage loans on real estate of $2,249,000 and $1,187,000, respectively. Estimated market values of mortgage loans and other long-term investments approximate their carrying values. The carrying value of the Company's investments in principal-only securities and interest-only securities totalled approximately $12,400,000, or 0.5% of total invested assets at December 31, 1997.

     The carrying value of securities on deposit with state regulatory authorities in accordance with statutory requirements totalled $223,423,000 and $236,328,000 at December 31, 1997 and 1996, respectively. Excluding investments in securities of the United States Government and its agencies, the Company did not have any investments in securities of any one issuer that exceeded $25,000,000. The Company had $214,000 and $2,227,000 of fixed maturity investments for which it was not accruing income for the years ended December 31, 1997 and 1996, respectively.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note E - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit losses. Reinsurance does not discharge the primary liability of the original insurer. As of December 31, 1997 and 1996, recoverables for reinsurance ceded to the Company's two largest reinsurers were an aggregate of $132,797,000 and $106,168,000, respectively. As of December 31, recoverables for reinsurance ceded to the two largest McGee pool members other than the Company aggregated $54,720,000 for 1997, and $104,857,000 for 1996, and the Company had ceded balances payable to these pool members of $21,010,000 and $31,007,000, respectively. The table below illustrates the effect of reinsurance on premiums written and premiums earned:

                                                Year Ended December 31,
                                         -------------------------------------
                                             1997         1996         1995
                                             ----         ----         ----
                                         (000s omitted-except for percentages)
Direct premiums written ................  $1,521,315   $1,431,450   $ 799,284
Reinsurance assumed ....................      71,989      174,681     127,445
                                          ----------   ----------   ---------
Gross premiums written .................   1,593,304    1,606,131     926,729
Reinsurance ceded ......................    (226,236)    (272,010)   (169,293)
                                          ----------   ----------   ---------
Net premiums written ...................  $1,367,068   $1,334,121   $ 757,436
                                          ==========   ==========   =========
Percentage of amount assumed to net ....         5.3%        13.1%       16.8%
                                          ==========   ==========   =========

Direct premiums earned .................  $1,500,830   $1,388,893   $ 754,927
Reinsurance assumed ....................     106,072      182,482     126,552
                                          ----------   ----------   ---------
Gross premiums earned ..................   1,606,902    1,571,375     881,479
Reinsurance ceded ......................    (249,222)    (270,623)   (132,476)
                                          ----------   ----------   ---------
Net premiums earned ....................  $1,357,680   $1,300,752   $ 749,003
                                          ==========   ==========   =========
Loss and loss adjustment expenses
  incurred recoverable from reinsurers..  $  165,369   $  174,344   $  70,872
                                          ==========   ==========   =========

     Reinsurance recoverables and prepaid reinsurance includes prepaid reinsurance of $125,462,000 at December 31, 1997 and $86,916,000 at December 31, 1996.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F - Loss and Loss Adjustment Expense Reserves

     An analysis of the Company's calendar year net loss and loss adjustment expense reserves is summarized in the following table. The 1996 current year provision and payments include favorable loss development for Guaranty National of $995,000 and payments of $144,775,000 attributable to periods prior to the consolidation of Guaranty National's results in the Company's financial statements.

                                               Year Ended December 31,
                                        ------------------------------------
                                           1997         1996         1995
                                           ----         ----         ----
                                                   (000s omitted)
Net balance, beginning of year .......  $1,368,420   $  993,978   $  891,542

Effect of acquisitions................       8,996      286,339            -
                                        ----------   ----------   ----------
                                         1,377,416    1,280,317      891,542
                                        ----------   ----------   ----------
Provision:
  Current year .......................     896,226      874,123      500,514
  Prior years ........................       9,232        8,869       11,719
                                        ----------   ----------   ----------
                                           905,458      882,992      512,233
                                        ----------   ----------   ----------
Payments:
  Current year .......................     370,907      499,176      146,540
  Prior years ........................     521,240      295,713      263,257
                                        ----------   ----------   ----------
                                           892,147      794,889      409,797
                                        ----------   ----------   ----------
Net balance, end of year .............   1,390,727    1,368,420      993,978
  Add reinsurance recoverables .......     480,984      417,244      281,004
                                        ----------   ----------   ----------
Balance, end of year .................  $1,871,711   $1,785,664   $1,274,982
                                        ==========   ==========   ==========

     Loss reserve estimates are based on forecasts of the ultimate settlement of claims and are subject to uncertainty with respect to future events. Loss reserve amounts are based on management's informed estimates and judgments, using data currently available. Reserve amounts and the underlying actuarial factors and assumptions are regularly analyzed and adjusted to reflect new information. Such reevaluation is a normal, recurring activity that is inherent in the process of loss reserve estimation and therefore, no assurances can be given that reserve development will not occur in the future. A substantial portion of the loss development experienced by the Company during the three years ended December 31, 1997 resulted from pools and associations, reinsurance, certain discontinued lines and program business, reduced by favorable development in workers compensation and other lines of insurance.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     An analysis of the Company's loss and loss adjustment expense environmental reserves and claim counts is presented below. Claim counts (excluding reinsurance pools and associations) have been aggregated by year of coverage for each occurrence for which policyholders are being defended, and often include numerous claimants.

                                        Year Ended December 31,
                         -----------------------------------------------------
                               1997               1996               1995
                         ---------------    ---------------    ---------------
                                  Claim              Claim              Claim
                         Amount   Counts    Amount   Counts    Amount   Counts
                         ------   ------    ------   ------    ------   ------
                                   (000s omitted for dollar amounts)
Net balance, beginning
  of year .............  $57,028     632    $34,559     474    $20,601     467
Consolidation of
  Guaranty National....       -               2,817      70         -
  Provision ...........   17,684             24,423             19,633
  Payments ............   (6,833)            (4,771)            (5,675)
                         -------            -------            -------
Net balance, end of
  year ................   67,879     551     57,028     632     34,559     474
  Add reinsurance
    recoverables ......   12,271             12,457             10,509
                         -------            -------            -------
Balance, end of year ..  $80,150            $69,485            $45,068
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

     Establishing reserve liabilities for environmental claims is subject to significant uncertainties that make reserve estimation difficult. Legal decisions have tended to expand insurance coverage beyond the intent of the policies. The Company does not use discounting in determining its reserves for environmental claims. IBNR of $50,977,000 and $38,699,000 is included in net reserves for environmental claims at December 31, 1997 and 1996, respectively. The net reserve for environmental claims and IBNR increased $10,851,000 in 1997 and $22,469,000 in 1996 primarily due to higher claims reported to the Company by certain reinsurance pools and associations, which is the basis of establishing such reserve, and higher loss reserve estimates. The 1996 reserve increase also reflects the inclusion of Guaranty National.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note G - Notes Payable

     On July 17, 1995, Orion issued 7 1/4% Senior Notes due 2005 with a face value of $100,000,000 ("7 1/4% Senior Notes") in a public offering. The net proceeds from the offering were approximately $98,113,000, of which $46,500,000 was used to repay Orion's debt under a bank loan agreement and the balance was used for general corporate purposes. The indentures for the 7 1/4% Senior Notes and for Orion's 9 1/8% Senior Notes due 2002 limit the amount of liens and guarantees by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes.

     On June 2, 1995, Guaranty National entered into a $110,000,000 credit agreement ("Credit Agreement") with several participating banks. The Credit Agreement provided for an unsecured reducing revolving credit facility, which was used to fund the Viking acquisition, to retire the outstanding balance of $29,000,000 under Guaranty National's previous revolving line of credit, and for working capital and general corporate purposes. At both December 31, 1997 and 1996, the outstanding loan balance under the Credit Agreement was $100,000,000, with an effective interest rate of 6.27%. As discussed in Note R, this loan was fully repaid in February, 1998.

     As of December 31, 1997, maturities of the Company's notes payable are as follows: 1998 - $563,000; 1999 - $22,375,000; 2000 - $24,000,000; 2001 -
$26,000,000;  2002 - $138,000,000; and 2005 - $100,000,000.  After giving effect for the bank loan repayment, as discussed above and in Note R, the maturities of the Company's notes payable will be as follows: 1998 - $563,000; 1999 - $375,000; 2002 - $110,000,000; and 2005 - $100,000,000.

     Notes payable are recorded at face value less unamortized discount. The carrying value and estimated market value of notes payable consist of the following:

                                                                   Estimated
                                             Carrying Value       Market Value
                                           ------------------  ------------------
               December 31,                  1997      1996      1997      1996
               ------------                  ----      ----      ----      ----
                                                     (000s omitted)
  $110,000,000 face amount, 9 1/8% Senior
    Notes, due September 1, 2002 ........  $109,919  $109,906  $121,231  $120,703
  $100,000,000 face amount, 7 1/4% Senior
    Notes, due July 15, 2005 ............    99,371    99,310   103,160    97,660
  Borrowings under loan agreement with
    banks (variable interest rate) ......   100,000   100,000   100,000   100,000
  Collateralized term loan - 6.5% .......       938     1,688       938     1,696
                                           --------  --------  --------  --------
                                           $310,228  $310,904  $325,329  $320,059
                                           ========  ========  ========  ========

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note H - Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Junior Subordinated Debentures of the Company.

      On January 13, 1997, the Company issued $125,000,000 of 8.73% Junior Subordinated Deferrable Interest Debentures due January 1, 2037 (the "Debentures") to Orion Capital Trust I (the "Trust"), a Delaware statutory business trust sponsored by Orion. The Trust simultaneously sold $125,000,000 of 8.73% Capital Securities (the "Trust Preferred Securities") which have substantially the same terms as the Debentures. The Trust Preferred Securities are subordinate to all liabilities of the Company, and may be redeemed without premium on or after January 1, 2007. The Company may defer interest distri-butions on the Trust Preferred Securities; however, during any period when such cumulative distributions have been deferred, Orion may not declare or pay any dividends or distributions on its common stock. The Company registered the Trust Preferred Securities under the Securities Act of 1933 in April 1997.
The Trust is consolidated in the Company's financial statements because it is wholly-owned by the Company. The sole assets of the Trust are the Debentures issued by Orion. Orion has given its partial guarantee, which when taken to-gether with the Company's obligations under the declaration of the Trust, the Debentures, and the indenture pursuant to which the Trust Preferred Securities are issued including its obligations to pay costs, expenses, debts and liabilities of the Trust (other than with respect to the Trust Preferred Securities), provides a full and unconditional guarantee of amounts due on the Trust Preferred Securities. The carrying value and estimated market value of the Trust Preferred Securities are $125,000,000 and $137,525,000, respectively, at December 31, 1997.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note I - Federal Income Taxes

     Orion and its wholly-owned subsidiaries file a consolidated federal income tax return, including Guaranty National from July 2, 1996. The consolidated federal income tax current provisions for 1997, 1996 and 1995 were based on the regular tax method. Substantially all federal income taxes incurred by Orion and its subsidiaries relate to domestic operations.

     In October 1996 the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns through 1992. As described in previously issued financial statements of the Company, certain tax benefits from tax attributes existing at the date of the Company's reorganization in 1976 were not recognized pending completion of the IRS examination. Accordingly, the Company recorded a credit to capital surplus in 1996 for tax benefits of $11,900,000 with respect to the 1976 quasi reorganization. The recording of this credit had no impact on the Company's earnings.

     The components of the provision (benefit) for federal income taxes on income from operations, and allocations of taxes (benefits) to other items for the three years ended December 31, 1997 are as follows:

                                                 Year Ended December 31,
                                            --------------------------------
                                              1997        1996        1995
                                              ----        ----        ----
                                                     (000s omitted)
Taxes on income from continuing
  operations:
  Current ...............................   $38,248     $22,034     $25,578
  Deferred ..............................     4,541       9,999      (5,165)
                                            -------     -------     -------
                                             42,789      32,033      20,413
Taxes allocated to stockholders'equity
  for:
  Unrealized appreciation of securities..    22,835       1,971      40,837
  Foreign exchange translation gains
    (losses).............................    (1,200)        954          13
  Pre-reorganization income tax benefits.        -      (11,900)         -
  Other..................................      (826)       (386)         -
                                            -------     -------     -------
                                            $63,598     $22,672     $61,263
                                            =======     =======     =======

Taxes on income from continuing operations in 1997 includes a tax benefit of $3,692,000 from minority interest on subsidiary trust preferred securities.















                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The tax effects of the temporary differences comprising the Company's net deferred tax asset as of December 31, 1997 and 1996 are as follows:

                                                          December 31,
                                                     ---------------------
                                                       1997        1996
                                                       ----        ----
                                                        (000s omitted)
Deferred tax assets:
  Loss reserve discounting ......................    $ 72,209     $ 69,306
  Unearned premium reserves .....................      30,065       28,183
  Policyholders' dividends ......................       7,132        7,830
  Realized investment losses ....................          -         2,435
  Deferred income ...............................       2,055        2,226
  Retiree medical benefits ......................       4,644        5,240
  Deferred compensation .........................       7,812        4,484
  Other .........................................      17,651       11,640
                                                     --------     --------
                                                      141,568      131,344
                                                     --------     --------
Deferred tax liabilities:
  Deferred policy acquisition costs .............      51,493       47,659
  Realized investment gains......................       1,038           -
  Investment income .............................      16,466       12,798
  Unrealized investment gains ...................      58,378       38,131
  Other .........................................      13,286        9,202
                                                     --------     --------
                                                      140,661      107,790
                                                     --------     --------
                                                     $    907     $ 23,554
                                                     ========     ========
     A reconciliation of expected federal income tax expense on pre-tax earnings at regular corporate rates to actual tax expense is as follows:


                                          Year Ended December 31,
                              ------------------------------------------------
                                   1997             1996             1995
                                   ----             ----             ----
                               Amount   Rate    Amount   Rate    Amount   Rate
                               ------   ----    ------   ----    ------   ----
                                     (000s omitted-except for percentages)
Expected income tax expense.. $57,971  35.0%  $44,575   35.0%  $30,812   35.0%
Dividends-received deduction.  (5,565) (3.3)   (6,509)  (5.1)   (5,601)  (6.4)
Tax-exempt interest ......... (11,503) (6.9)  (10,203)  (8.0)   (6,470)  (7.3)
Amortization of goodwill ....   1,058   0.6     1,042     .8       536     .6
Other .......................     828   0.4     3,128    2.5     1,136    1.3
                              -------  ----   -------   ----   -------   ----
Actual income tax expense ... $42,789  25.8%  $32,033   25.2%  $20,413   23.2%
                              =======  ====   =======   ====   =======   ====


                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J - Commitments

     Minimum lease commitments at December 31, 1997, with the majority having initial lease periods from one to twenty-five years, are as follows:

                                                        (000s omitted)
       1998 .......................................        $ 19,927
       1999 .......................................          16,802
       2000 .......................................          13,501
       2001 .......................................           9,288
       2002 .......................................           8,948
       2003 and thereafter ........................          53,121
                                                           --------
         Minimum lease commitments ................        $121,587
                                                           ========

     Rent expense amounted to $23,134,000, $19,824,000 and $14,112,000 for
1997, 1996 and 1995, respectively. Substantially all leases are for office space and equipment. A number of lease commitments contain renewal options ranging from one to thirty years.

Note K - Contingencies

     In August 1997, several of the Company's subsidiaries were named as defendants in a class action lawsuit titled Bristol Hotel Management Corporation, et al., vs. Aetna Casualty & Surety Company, which was filed in the U.S. District Court for the Southern District of Florida. The lawsuit, brought on behalf of an alleged class of retrospectively rated workers compensation purchasers, claims, among other allegations, a conspiracy among insurers to charge illegally high prices for workers compensation insurance, breach of contract and fraud, Since that time, additional class action lawsuits with similar allegations have been brought against various subsidiaries of the Company in Georgia, Illinois, New Jersey, Pennsylvania and Tennessee as well as other insurers who did business in those states. The Company intends to vigorously defend these lawsuits.

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

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note L - Stockholders' Equity and Earnings Per Common Share

     During 1997, the Company repurchased 42,916 shares of its common stock at an aggregate cost of $1,533,000 under the stock repurchase program authorized by the Board of Directors. The Company repurchased 482,228 shares for $11,148,000 in 1996 and 346,362 shares for $7,183,000 in 1995.

     Orion declared dividends on its common stock of $17,087,000, $14,290,000 and $12,078,000, or $.62, $.51 and $.43 per share in 1997, 1996 and 1995, respectively.

     A reconciliation of basic and diluted earnings per share ("EPS") for the three years ended December 31, 1997, is as follows:

                                  Net        Average    Per Share
                                Earnings     Shares      Amount
                                --------     -------    ---------
                             (000s omitted except per shares amounts)
1997 -
Basic EPS:
Net earnings available to
 common stockholders........    $115,806      27,333     $   4.24
                                                         ========
Stock options and awards....          -          567
                                --------      ------
Diluted EPS:
Net earnings available to
 common stockholders with
 assumed exercises..........    $115,806      27,900     $   4.15
                                ========      ======     ========
1996 -
Basic EPS:
Net earnings available to
 common stockholders.........   $ 86,631      27,400     $   3.16
                                                         ========
Stock options and awards.....         -          388
                                --------      ------
Diluted EPS:
Net earnings available to
 common stockholders with
 assumed exercises...........   $ 86,631      27,788     $   3.12
                                ========      ======     ========
1995 -
Basic EPS:
Net earnings available to
 common stockholders.........   $ 67,622      28,110     $   2.41
                                                         ========
Stock options and awards.....         -          264
                                --------      ------
Diluted EPS:
Net earnings available to
 common stockholders with
 assumed exercises...........   $ 67,622      28,374     $   2.38
                                ========      ======     ========

Options to purchase 2,000 shares of common stock at $47.56 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' excercise price was greater than the average market price of the common shares.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Effective as of September 11, 1996, Orion redeemed its old stockholder rights plan and adopted a new Stockholder Rights Plan ("Rights Plan"). Under the Rights Plan each outstanding share of common stock includes one preferred stock purchase right ("Rights"). The Rights Plan is designed to assure stockholders that they will receive equitable treatment in the event of a proposed takeover. Under the Rights Plan, each holder of a Right is entitled to buy two-hundredth of a share of Series B Junior Participating Preferred Stock. The Rights become exercisable (i) if an acquiror gains a 15% or greater beneficial ownership interest in Orion's outstanding common stock, on other than fair and favorable terms to all stockholders or (ii) following the commencement of a tender offer or exchange offer that would result in an acquiror owning 15% or more of Orion's outstanding common stock. Each Right not owned by such acquiror will enable the holder to purchase, at an initial purchase price of $100, common stock having a value of twice the Right's purchase price. In addition, under certain circumstances if Orion is involved in a merger each Right will entitle its holder to purchase, at the Right's then current purchase price, common shares of such other company having a value of twice the Right's purchase price.

Note M - Employee Benefit Plans

     The Company maintains a Stock Savings and Profit Sharing Plan ("Plan"), qualified under Internal Revenue Code Section 401(k), for eligible employees of the Company (except for employees of Guaranty National and McGee). Employee and employer matched contributions to the savings funds are limited to the extent allowable under the Plan and federal income tax law. The Plan also provides for defined contribution savings and retirement benefits that allow the Company to make annual contributions to the Plan based on a percentage of employees' compensation and the Company's operating earnings. Employees vest in the Company's contributions over a six-year period. The Company has adopted a Surplus Benefit Plan which provides deferred benefits for those employees who received less than the full employer contribution to the Company's 401(k) plan as a result of federal tax limitations on participation in the Plan.

     Guaranty National has a defined contribution profit sharing plan ("Guaranty Plan"), which also qualifies under Section 401(k), for which substantially all of its employees are eligible. Guaranty National makes matching contributions to the Guaranty Plan in accordance with the limits of the Guaranty Plan and federal income tax law. Guaranty National has a non-qualified Supplemental Executive Retirement Plan ("SERP") for employees whose compensation meets a minimum requirement. The SERP provides deferred benefits for those employees who received less than the full employer contribution of the Guaranty Plan as a result of federal tax limitations on participation in the plan.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     McGee maintains a Profit Sharing Plan ("McGee Plan") which is also a 401(k) plan for eligible employees of McGee. Employee and employer contributions are limited by the McGee Plan and federal income tax law. Employer contributions vest over a seven-year period. McGee has noncontributory defined benefit retirement plans covering all eligible employees, and a nonqualified supplemental retirement plan for certain key employees. At December 31, 1997 and 1996 the accumulated benefit obligation of McGee's defined benefit plan was approximately $20,252,000 and $20,620,000, and plan assets were approximately $20,845,000 and $20,695,000, respectively.

     As of December 31, 1997, Unisun froze its defined benefit pension plan that covered substantially all of its employees. Benefits were based on years of service and the employee's highest consecutive five years' (out of the last ten calendar years) average annual compensation. At December 31, 1997 the plan assets of $7,055,000 exceed the projected benefit obligation of $5,829,000 by $1,226,000.

     The Company maintains incentive plans for key employees, including the 1982 Long-Term Performance Incentive Plan ("1982 Plan"), and the Equity Incentive Plan (together the "Incentive Plans"). Orion has awarded both stock options and restricted stock to members of the Company's management under the Incentive Plans. All stock options are granted by Orion with exercise prices at fair market value at date of grant, and are intended to qualify to the maximum extent possible as incentive stock options. Stock options become exercisable from the first through fourth anniversaries of the date of grant, and expire ten years after the date of grant. Restricted stock is considered issued and outstanding when awarded. There are restrictions as to its transferability, which restrictions lapse in 25% increments over four or five year periods from the date of grant. As of December 31, 1997, the number of shares of stock reserved under the Incentive Plans is 2,094,481, of which 1,452,355 are for outstanding stock options and 215,567 and 426,559 are available for future awards under the 1982 Plan and the Equity Incentive Plan, respectively. Included in 1997 granted options were 358,090 of stock options relating to the 1997 GNC Acquisition of Guaranty National.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A summary of the status of Orion's stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                        Year Ended December 31,
                    ----------------------------------------------------------
                             1997              1996               1995
                    --------------------  -----------------  -----------------
                               Weighted            Weighted           Weighted
                               Average             Average            Average
                               Exercise            Exercise           Exercise
                     Options    Price    Options    Price    Options   Price
                     -------   --------  -------  ---------  ------- ---------
Beginning of year..  893,718    $ 18.07  588,342    $ 12.40  697,604   $ 11.67
Granted ...........  696,550      32.39  374,042      25.68       -         -
Cancelled..........  (33,145)     29.42  (13,856)     17.14  (10,546)    11.96
Exercised ......... (104,768)     11.41  (54,810)      9.47  (98,716)     7.28
                   ---------             -------             -------
End of year        1,452,355      25.16  893,718      18.07  588,342     12.40
                   =========    =======  =======    =======  =======   =======
Exercisable at end
  of year .........  646,120    $ 16.95  402,014    $ 11.48  350,360   $ 10.17
                   =========    =======  =======    =======  =======   =======

                          December 31, 1997
----------------------------------------------------------------------
                            Weighted  Weighted                Weighted
  Range of                  Average    Average                Average
  Exercise       Options    Exercise  Remaining    Options    Exercise
   Prices      Outstanding   Price      Years    Exercisable   Price
-------------  -----------  --------  ---------  -----------  --------
$ 5.08 - $10.00     78,272    $ 5.46        1.9       78,272   $  5.46
 10.01 -  17.50    346,713     14.80        6.0      288,313     14.47
 17.51 -  25.00    363,092     21.48        8.4      197,875     21.44
 25.01 -  45.03    664,278     34.89        9.3       81,660     25.83
                 ---------                         ---------
  5.08 -  45.03  1,452,355     25.16        7.9      646,120     16.95
                 =========    ======       ====    =========   =======

                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The weighted average fair value of options granted was $14.08 per share for 1997 and $14.58 per share for 1996. The fair value of options granted was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions: dividend yield of 1.5% - 1997 and 1.9% - 1996, expected volatility of 23% - 1997 and 19% - 1996, risk free interest rate of 5.5% - 1997 and 6.0% - 1996 and expected life of 7.0 years - 1997 and 7.1 years - 1996.

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options granted under the Incentive Plans. Accordingly, no compensation cost has been recognized for stock options awarded to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net earnings and earnings per share for the year ended December 31, 1997 and 1996 would have been $114,934,000 or $4.12 per diluted and $86,477,000 or $3.11 per diluted share, respectively.

     Orion granted 57,202 shares of restricted stock at a weighted average fair value of $43.95 per share during 1997, 92,636 shares at $25.61 during 1996 and 55,030 shares at $14.03 for 1995. As of December 31, 1997, the restrictions have not lapsed on 186,294 shares of restricted stock. The fair market value of restricted stock on the date of issuance is amortized over the vesting period during which the restrictions lapse.

     Orion maintains a non-qualified defined benefit retirement plan for members of the Board of Directors who are not employees. On December 31, 1997, the Company terminated this plan resulting in $294,000 of benefits payments in January 1998 with the remaining accrued benefits of $438,000 to be paid with interest in future periods. Benefits are based on years of service and director fee levels at retirement. In 1995, Orion's stockholders authorized 200,000 shares for a stock option plan for non-employee directors. During 1997 and 1996 Orion granted 69,000 and 18,000 stock options, respectively, to directors at fair market value, which become exercisable one year from the date of grant and expire in ten years.

     The total expense for 1997, 1996 and 1995 for the above savings, retirement and pension benefit plans for employees and directors amounted to $10,882,000, $9,473,000 and $6,588,000, respectively.

                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note N - Postretirement Medical Benefits

     The Company provides postretirement medical benefits to full-time employees (except for employees of Guaranty National), who have attained age 55 and have 10 years of consecutive service immediately prior to retirement with an increasing level of benefits for additional years of service up to 25. The postretirement health care plans are not funded. Recent changes to the plans for dependent coverage, coordination with other coverages and cost sharing arrangements have been reflected in the accumulated post retirement benefit obligation as of December 31, 1997.
The accumulated postretirement benefit obligation of these plans included in other liabilities in the consolidated balance sheet is as follows:

                                                        December 31,
                                                      ----------------
                                                        1997     1996
                                                        ----     ----
                                                       (000s omitted)
       Retirees .................................    $ 3,840   $ 3,864
       Fully eligible active plan participants ..        524     1,352
       Other active plan participants ...........        846     3,510
       Unrecognized net gains ...................      8,488     4,275
                                                     -------   -------
                                                     $13,698   $13,001
                                                     =======   =======


     Net postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995 was $1,070,000, $1,072,000 and $1,203,000 consisting of service cost benefits earned of $936,000, $953,000 and $695,000 and interest on the accumulated postretirement benefit obligation of $640,000, $596,000 and $612,000, respectively, and amortization of unrecognized net gains of $506,000 in 1997, $477,000 in 1996 and $104,000 in 1995.

     The expected health care cost trend rate used as of December 31, 1997 was 15.0% for 1998 and 8.5% for 1999, decreasing linearly each year until it reaches 5% for 2006 and future years. At December 31, 1996 the expected health care cost trend rates used were 15.0% for 1997 and 8.5% for 1998, ratably reduced to 5% for 2005 and later years. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the aggregate service cost and interest cost for 1997, 1996 and 1995 by $260,000, $265,000 and $245,000, respectively, and increase the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 by $477,000 and $1,075,000, respectively. A one-percentage-point decrease in the health care cost rate would decrease service and interest costs and the accumulated post retirement benefit obligation by similar amounts. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1997 and 7.5% at December 31, 1996.

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note O - Industry Segment Information

     The Company's industry segments are described above in Note A. Guaranty National's results of operations are included on a consolidated basis for 1997 and 1996 and accounted for using the equity method for 1995. Identifiable assets of the Regional Operations and Special Programs segments are primarily allocated based on the cash flows of these segments. Financial information for the Company's segments for 1997, 1996 and 1995 is shown below:

                                                   Earnings (Loss)
                                                   Before Federal
                                                    Income Taxes
                                                    and Minority
                            Premiums     Total         Interest     Identifiable
                             Earned     Revenues       Expense         Assets
                           ----------  ----------  ---------------  ------------
                                             (000s omitted)
1997:
  Regional Operations ...  $  362,127  $  418,028    $  86,807       $  972,834
  Special Programs ......     448,923     559,571       49,700        1,605,476
  Guaranty National
    Corporation .........     546,630     602,227       56,249        1,216,573
  Other .................          -       10,709      (16,576)          89,175
                           ----------  ----------    ---------       ----------
    Total ...............  $1,357,680  $1,590,535    $ 176,180       $3,884,058
                           ==========  ==========    =========       ==========


1996:
  Regional Operations ...  $  356,809  $  402,015    $  68,371       $  910,579
  Special Programs ......     462,295     558,665       44,052        1,565,454
  Guaranty National
    Corporation .........     481,648     529,542       35,727          921,852
  Other .................           -       3,227      (20,794)          66,472
                           ----------  ----------    ---------       ----------
    Total ...............  $1,300,752  $1,493,449    $ 127,356       $3,464,357
                           ==========  ==========    =========       ==========


1995:
  Regional Operations....  $  322,098  $  362,672    $  57,830       $  836,089
  Special Programs ......     426,905     507,834       43,241        1,460,435
  Guaranty National
    Corporation .........           -           -        4,466          106,059
  Other .................           -       3,774      (17,502)          71,005
                           ----------  ----------    ---------       ----------
    Total ...............  $  749,003  $  874,280    $  88,035       $2,473,588
                           ==========  ==========    =========       ==========

                    ORION CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note P - Selected Quarterly Financial Data (Unaudited)

     Quarterly results of operations and earnings per common share for 1997 and 1996 are summarized as follows:
                                              First     Second      Third     Fourth
                                             Quarter    Quarter    Quarter    Quarter
                                             -------    -------    -------    -------
                                             (000s omitted-except for per share data)
1997:
  Premiums earned ......................... $323,963   $335,226   $347,450   $351,041
  Net investment income ...................   40,221     41,316     40,754     42,617
  Realized investment gains ...............   15,789      8,358      5,152     18,476
  Other income ............................    4,939      5,180      5,014      5,039
                                            --------   --------   --------   --------
      Total revenues ...................... $384,912   $390,080   $398,370   $417,173
                                            ========   ========   ========   ========
      Net earnings ........................ $ 29,478   $ 25,381   $ 24,526   $ 36,421
                                            ========   ========   ========   ========
  Net earnings per basic common share ..... $   1.08   $   0.93   $   0.90   $   1.33
                                            ========   ========   ========   ========
  Net earnings per diluted common share.... $   1.06   $   0.91   $   0.88   $   1.30
                                            ========   ========   ========   ========


1996:
  Premiums earned ......................... $302,402   $319,109   $332,936   $346,305
  Net investment income ...................   34,502     36,291     36,028     38,570
  Realized investment gains ...............    5,365      5,761      5,480      7,574
  Other income ............................    5,522      6,011      5,940      5,653
                                            --------   --------   --------   --------
      Total revenues ...................... $347,791   $367,172   $380,384   $398,102
                                            ========   ========   ========   ========
      Net earnings ........................ $ 17,887   $ 20,573   $ 24,361   $ 23,810
                                            ========   ========   ========   ========
  Net earnings per basic common share ..... $   0.65   $   0.75   $   0.89   $   0.87
                                            ========   ========   ========   ========

  Net earnings per diluted common share ....$   0.64   $   0.74   $   0.88   $   0.86
                                            ========   ========   ========   ========



                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note Q - Accounting Standards Not Yet Adopted

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131,"Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. This statement is effective for financial statements for periods beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of this standard will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company will adopt this statement in the first quarter of 1998. The Company is in the process of determining its preferred format. The adoption of this statement will have no impact on the Company's results of operations, financial position or cash flows.

Note R - Subsequent Events

     On February 2, 1998 Orion issued $125,000,000 of 7.701% Junior Subordinated Deferrable Interest Debentures due April 15, 2028 to Orion Capital Trust II, a Delaware statutory business trust sponsored by the Company. Orion Capital Trust II then sold $125,000,000 of 7.701% capital securities, which mature on April 15, 2028 ("Capital Securities") in a private placement. The Capital Securities are subordinate to all liabilities of the Company. Approximately $100,000,000 of the net proceeds from the sale of the junior subordinated debentures were used to retire bank indebtedness of Guaranty National. Orion agreed to register the Capital Securities under the Securities Act of 1933, and will file a registration statement with the Securities and Exchange Commission.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                             PART III

     Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13) hereof is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting to be held on May 28, 1998. The Company intends to file the proxy material, which involves the election of directors, not later than 120 days after the close of the Company's fiscal year.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a) 1   Financial Statements:

        The following financial statements are included in
        Part II, Item 8.

                                                                Page
                                                                ----
Report of Management.................................             48

Independent Auditors' Report.........................             49

Orion Capital Corporation and Subsidiaries:

     December 31, 1997 and 1996

     Consolidated Balance Sheet......................          50-51

     For the years ended December 31, 1997, 1996 and
       1995
          Consolidated Statement of Earnings.........             52
          Consolidated Statement of Stockholders'
           Equity...................................              53
           Consolidated Statement of Cash Flows.......         54-55

     Notes to the Consolidated Financial Statements..          56-81

(a)  2. Financial Statement Schedules:

     Selected Quarterly Financial Data - for the years ended
December 31, 1997, and 1996 - Included in Part II, Item 8.
                                                              Page
                                                              ----
 Schedule        I   Consolidated Summary of
                        Investments - Other than
                        Investments in Related
                        Parties - December 31,
                        1997........................            S-1

                II      Condensed Financial
                        Information of Registrant -        S-2, S-3,
                        December 31, 1997, 1996            S-4, S-5,
                        and 1995....................       S-6, S-7,

 Schedule      III      Supplementary Insurance
                        Information - December 31,
                        1997, 1996 and 1995..........           S-8

                 V      Valuation and Qualifying
                        Accounts - December 31, 1997,
                        1996 and 1995...................        S-9

                VI      Supplemental Information
                        For Property - Casualty
                        Insurance Underwriters -
                        December 31, 1997, 1996 and
                        1995............................       S-10

     Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Financial Statements or notes thereto.


   (a)    3. Exhibits:

   Exhibit 2(i) Agreement and Plan of Merger dated as of October 31, 1997 between Guaranty National Corporation and Orion; filed as Exhibit (c)(1) to the Company's Tender Offer Statement on
                       Schedule 14D-1; filed on November 5, 1997.

   Exhibit 3(i) Restated Certificate of Incorporation of Orion, as amended on June 5, 1997; and as restated for filing purposes.

   Exhibit 3(ii) By-Laws of Orion, as amended on September 11, 1996; filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for 1996.

   Exhibit 4(i) Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of Orion, dated September 17, 1996; filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for 1996.

   Exhibit 4(ii) Specimen certificate representing shares of Orion's Common Stock (proof of March 27,
                       1989); filed as Exhibit 4(xii) to the
                       Company's Annual Report on Form 10-K for 1988.

   Exhibit 4(iii) Indenture, dated as of September 8, 1992, between Orion and the Connecticut National Bank (now known as Fleet Bank Connecticut, National Association), as Trustee of Orion's 9 1/8% Senior Notes due September 1, 2002; filed as Exhibit 4(v) to the Company's Annual Report on Form 10-K for 1992.

   Exhibit 4(iv)       Specimen certificate representing Orion's
                       9 1/8% Senior Notes; filed as Exhibit 4(vi)
                       to the Company's Annual Report on Form 10-K
                       for 1992.
                                     83

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

   Exhibit 4(viii) Indenture, dated as of February 5, 1998, between Orion and the Bank of New York, as Trustee of Orion's 7.701% Junior Subordinated Deferrable Interest Debentures.

   Exhibit 4(ix) Indenture, dated as of January 13, 1997, between Orion and the Bank of New York, as Trustee of Orion's 8.73% Junior Subordinated Deferrable Interest Debentures; filed as Exhibit 4.1 to the Company's Registration Statement on Form 4 (No. 333-21205.

   Exhibit 4(x) Form of Exchange Debenture Certificate representing Orion's 8.73% Junior Subordinated Deferrable Interest Debentures; filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-21205), filed on February 5, 1997.

   Exhibit 4(xi) Certifificate of Trust of Orion Capital Trust II, dated as of February 2, 1998.

   Exhibit 4(xii) Certificate of Trust of Orion Capital Trust I, dated as of January 3, 1997; filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No. 333-21205), filed on February 5, 1997.

   Exhibit 4(xiii) Declaration of Trust of Orion Capital Trust II, dated as of February 2, 1998.

   Exhibit 4(xiv) Declaration of Trust of Orion Capital Trust I, dated as of January 3, 1997; filed as Exhibit 4.4 to the Company's Registration Statement on Form S-4 (No. 333-21205), filed on February 5, 1997.

   Exhibit 4(xv) Amended and Restated Declaration of Trust of Orion Capital Trust II, dated as of February 5, 1998.

   Exhibit 4(xvi) Amended and Restated Declaration of Trust of Orion Capital Trust I, dated as of January 13, 1997; filed as Exhibit 4.5 to the Company's Registration Statement on Form S-4 (No. 333-21205), filed on February 5, 1997.

   Exhibit 4(xvii) Form of Certificate evidencing 8.73% Exchange Capital Securities of Orion Capital Trust I; filed

                       as Exhibit 4.6 to the Company's Registration
                       Statement on Form S-4 (No. 333-21205).

   Exhibit 4(xviii) Capital Securities Guarantee Agreement, dated as of January 13, 1997, delivered by Orion as Guarantor and relating to the 8.73% Exchange Capital Securities; filed as Exhibit 4.7 to the Company's Registration Statement on Form S-4 (No. 333-21205).

   Exhibit 4(xix) Capital Securities Guarantee Agreement, dated as of February 5, 1998, delivered by Orion as Guarantor, and relating to the 7.701% Capital Securities of Orion Capital Trust II.

   Exhibit 4(xx) Form of Certificate evidencing 7.701% Capital Securities of Orion Capital Trust II included as part of Exhibit 4(xv).

   Exhibit 4(xxi) Form of Certificate representing Orion's 7.701% Junior Subordinated Deferrable Interest Debentures (filed as Exhibit A to Exhibit 4(viii)).

   Exhibit 10(xx) Amendment, dated February 14, 1995, to the Letter Agreement by and between Orion Capital Corporation and Intercargo Corporation; filed as Exhibit 10(xxiii) to the Company's Annual Report on Form 10-K for 1994.

   Exhibit 10(xxi) Second Amendment, dated August 12, 1997, to the Letter Agreement by and between Orion Capital Corporation and Intercargo Corporation.

   Exhibit 10(i)*      Orion's Deferred Compensation Plan, as
                       amended; filed as Exhibit 10(i) to the
                       Company's Annual Report on Form 10-K for
                       1991.

   Exhibit 10(ii)* Orion's 1982 Long-Term Performance Incentive Plan, as amended; filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for 1996.

   Exhibit 10(iii)*    Orion's 1994 Stock Option Plan for Non-
                       Employee Directors; filed as Exhibit 10(iii) to the Company's Annual Report on Form 10-K for 1994.

   Exhibit 10(iv)* Employment Agreement between Robert B. Sanborn and Orion, dated as of March 19, 1993; filed as Exhibit 10(vi) to the Company's Annual Report on Form 10-K for 1992.

   Exhibit 10(v)* Amendment to Employment Agreement between Robert B. Sanborn and Orion, dated as of January 1, 1997; filed as Exhibit 10(vii) to the Company's Annual Report on Form 10-K for 1996.

   Exhibit 10(vii)* Employment Agreement between Raymond W. Jacobsen and Orion, as amended and restated as of December 6 1995; filed as Exhibit 10(vii) to the Company's Annual Report on Form 10-K for 1995.

   *Management contract or compensatory plan or arrangement.

   Exhibit 10(viii)* Employment Agreement between W. Marston Becker and Orion, dated as of October 31, 1995; filed as
                       Exhibit 10(viii) to the Company's Annual Report on Form 10-K for 1995.

   Exhibit 10(ix)* Amendment to Employment Agreement between W. Marston Becker and Orion, dated as of January 1, 1997; filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for 1996.

   Exhibit 10(x) Lease Agreement between Connecticut UTF, Inc., as lessor, and Security Insurance Company of Hartford ("Security"), as lessee, dated as of December 19, 1984; filed as Exhibit 10(xxxiii) to the Company's Annual Report on Form 10-K for l984.

   Exhibit 10(xi) Second Assignment of Lease and Agreement from Connecticut UTF, Inc. to Security, dated as of December 19, 1984; filed as Exhibit 10(xxxiv) to the Company's Annual Report on Form 10-K for 1984.

   Exhibit 10(xii)     Purchase Money Second Mortgage from Connecticut
                       UTF, Inc., as mortgagor, to Security, as mortgagee, dated as of December 19, 1984; filed as Exhibit 10(xxxvi) to the Company's Annual Report on Form 10-K for 1984.

   Exhibit 10(xiii) Purchase Money Note, in the face amount of $2,800,000, from Connecticut UTF, Inc. to Security, dated December 19, 1984; filed as
                       Exhibit 10(xxxvi) to the Company's Annual
                       Report on Form 10-K for l984.

   Exhibit 10(xiv) Guarantee from Orion to Connecticut UTF, Inc., dated as of December 19, 1984, guaranteeing the performance of Security under its lease with Connecticut UTF, Inc.; filed as Exhibit 10(xxxvii) to the Company's Annual Report on Form 10-K for 1984.

   Exhibit 10(xv) Form of Indemnification Agreement, dated as of June 3, 1987, between Orion and each of its Directors and Executive Officers; filed as
                       Exhibit 10(xl) to the Company's Annual Report on Form 10-K for 1987.

   Exhibit 10(xvi) Rights Agreement, dated as of September 11, 1996 between Orion and ChaseMellon Shareholder Services, L.L.C., as Rights Agent; filed as Exhibit 1 to the Company's Form 8-A filed on September 20, 1996.

   Exhibit 10(xvii)*   Orion Supplemental Benefits Plan, filed as
                       Exhibit 10(xxv) to the Company's Annual Report on Form 10-K for 1991.

  *Management contract or compensatory plan or arrangement.

   Exhibit 10(xviii) Orion's Equity Incentive Plan, dated September 11, 1996; filed as Exhibit 10(xx) to the Company's Annual Report on Form 10-K for 1996.

   Exhibit 10(xix) Letter Agreement, dated September 13, 1993, by and between Orion and Intercargo Corporation; filed as Exhibit 10(xxii) to the Company's
                       Annual Report on Form 10-K for 1993.

   Exhibit 10(xx) Amendment, dated February 14, 1995, to the Letter Agreement by and between Orion Capital Corporation and Intercargo Corporation; filed as Exhibit 10(xxiii) to the Company's Annual Report on Form 10-K for 1994.

   Exhibit 10(xxi) Second Amendment, dated August 12, 1997, to the Letter Agreement by and between Orion Capital Corporation and Intercargo Corporation.

   Exhibit 10(xxii) Purchase Agreement by and between Sun Alliance USA Inc. and Orion, dated as of June 30, 1995; filed as
                       Exhibit 10(xxv) to the Company's Annual Report on Form 10-K for 1995.

   Exhibit 11          Statement re:  computation of earnings
                       per common share.

   Exhibit 21          Subsidiaries of Orion.

   Exhibit 23          Consent of Deloitte & Touche LLP

   Exhibit 27 Financial Data Schedules (including restatement of prior periods for FAS No. 128 and 1997 stock split).


    Copies of exhibits may be obtained upon payment of a $.50 per page fee. Such requests should be made in writing to: Corporate Secretary, Orion Capital Corporation, 9 Farm Springs Road, Farmington, CT 06032.

   (b)  Reports on Form 8-K:

        None.

   (c)  Filed exhibits:

        See Exhibit Index

                                SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORION CAPITAL CORPORATION



By: /s/ W. Marston Becker                               March 25, 1998
    ----------------------
       W. Marston Becker
       Chairman of the Board
       and Chief Executive Officer
       (Principal Executive
        Officer)



By: /s/ Peter M. Vinci                                  March 25, 1998
    -------------------
        Peter M. Vinci
        Vice President, Chief
        Accounting Officer
        and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the members of the Board of Directors of the Registrant) in the capacities and on the dates indicated:

  Signature and Title                                    Date
-------------------------                           --------------


/s/ W. Marston Becker                               March 25, 1998
--------------------------
    W. Marston Becker
    Chairman of the Board


/s/ Gordon F. Cheesbrough                           March 25, 1998
-------------------------
    Gordon F. Cheesbrough
       Director


/s/ Bertram J. Cohn
-------------------------                           March 25, 1998
    Bertram J. Cohn
       Director


/s/ John C. Colman                                  March 25, 1998
-------------------------
    John C. Colman
       Director

/s/David H. Elliott                                 March 25, 1998
-------------------------
    David H. Elliott
       Director

/s/ Victoria R. Fash                                March 25, 1998
-------------------------
    Victoria R. Fash
       Director


/s/ Robert H. Jeffrey                               March 25, 1998
----------------------
   Robert H. Jeffrey
     Director


/s/ Warren R. Lyons                                 March 25, 1998
-------------------------
    Warren R. Lyons
       Director


/s/ James K. McWilliams                             March 25, 1998
-------------------------
    James K. McWilliams
       Director

Signature and Title                                      Date
-------------------                                     ------

/s/ Ronald W. Moore                                 March 25, 1998
-----------------------
     Ronald W. Moore
       Director

/s/ Robert B. Sanborn                               March 25, 1998
----------------------
    Robert B. Sanborn
     Director

/s/ William J. Shepherd                             March 25, 1998
-----------------------
    William J. Shepherd
     Director


/s/ John R. Thorne                                  March 25, 1998
-----------------------
    John R. Thorne
     Director

/s/ William B. Weaver                               March 25, 1998
---------------------
    William B. Weaver
     Director

                                  EXHIBIT INDEX

   Exhibit 3(i) Restated Certificate of Incorporation of Orion, as amended on June 5, 1997; and as restated for filing purposes.

   Exhibit 4(viii) Indenture, dated as of February 5, 1998, between Orion and the Bank of New York, as Trustee of Orion's 7.701% Junior Subordinated Deferrable Interest Debentures.

   Exhibit 4(xi) Certifificate of Trust of Orion Capital Trust II, dated as of February 2, 1998.

   Exhibit 4(xiii) Declaration of Trust of Orion Capital Trust II, dated as of February 2, 1998.

   Exhibit 4(xv) Amended and Restated Declaration of Trust of Orion Capital Trust II, dated as of February 5, 1998.

   Exhibit 4(xix) Capital Securities Guarantee Agreement, dated as of February 5, 1998, delivered by Orion as Guarantor, and relating to the 7.701% Capital Securities of Orion Capital Trust II.

   Exhibit 4(xx) Form of Certificate evidencing 7.701% Capital Securities of Orion Capital Trust II included as part of Exhibit 4(xv).

   Exhibit 4(xxi) Form of Certificate representing Orion's 7.701% Junior Subordinated Deferrable Interest Debentures (filed as Exhibit A to Exhibit 4(viii)).

   Exhibit 10(xxi) Second Amendment, dated August 12, 1997, to the Letter Agreement by and between Orion Capital Corporation and Intercargo Corporation.

   Exhibit 11          Statement re:  computation of earnings
                       per common share.

   Exhibit 21          Subsidiaries of Orion.

   Exhibit 23          Consent of Deloitte & Touche.

   Exhibit 27 Financial Data Schedules (including restatement of prior periods for FAS No. 128 and 1997 stock split).

                                                                  SCHEDULE I
                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SUMMARY OF INVESTMENTS-OTHER THAN
                       INVESTMENTS IN RELATED PARTIES
                              December 31, 1997
                               (000s omitted)
========================================================================
              Column A               Column B        Column C        Column D
              --------               --------        --------        --------
                                                                  Amount Shown
                                                                   on Balance
         Type of Investment            Cost         Value            Sheet
______________________________________________________________________________
Fixed maturities held-to-maturity:
  Bonds -
    United States Government and
      government agencies and
      authorities ...............   $  122,616    $  124,008      $  122,616
    States, municipalities and
      political subdivisions ....      166,895       174,458         166,895
    Foreign governments .........           50            50              50
    All other corporate bonds ...       23,209        23,879          23,209
                                    ----------    ----------      ----------
                                       312,770    $  322,395         312,770
                                    ----------    ==========      ----------
Fixed maturities available-for-sale:
  Bonds -
    United States Government and
      government agencies and
      authorities ...............      381,747    $  401,312         401,312
    States, municipalities and
      political subdivisions ....      439,480       469,869         469,869
    Foreign governments .........        4,590         5,120           5,120
    Public utilities ............       11,097        11,777          11,777
    All other corporate bonds ...      458,828       477,930         477,930
  Redeemable preferred stocks ...       99,679       103,838         103,838
                                    ----------    ----------      ----------
                                     1,395,421    $1,469,846       1,469,846
                                    ----------    ==========      ----------
Equity securities:
  Common stocks -
    Public utilities ............        3,771    $    6,414           6,414
    Banks, trusts and insurance
      companies .................       23,993        63,170          63,170
    Industrial, miscellaneous and
      all other .................      135,256       175,815         175,815
  Non-redeemable preferred stocks      183,577       193,102         193,102
                                    ----------    ----------      ----------
                                       346,597    $  438,501         438,501
                                    ----------    ==========      ----------

Mortgage loans on real estate ...        2,249                         2,249
Other long-term investments .....       92,090                        92,090
Short-term investments ..........      228,277                       228,277
                                    ----------                    ----------
      Total investments .........   $2,377,404                    $2,543,733
                                    ==========                    ==========

                                     S-1













                                                                  SCHEDULE II

                ORION CAPITAL CORPORATION AND SUBSIDIARIES
              CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        ORION CAPITAL CORPORATION
                              BALANCE SHEET
                              (000s omitted)


                                  ASSETS                     December 31,
                                                         --------------------
                                                           1997        1996
                                                           ----        ----
Fixed maturities held at market (cost $214 - 1997 and
  $347 - 1996) ........................................  $      214  $    347

Short-term investments ................................      68,725    32,653

Cash ..................................................         379       320

Notes receivable and other assets .....................       5,259     7,232

Deferred federal income taxes .........................       9,416    23,544

Investment in subsidiaries ............................     947,085   729,476

Excess of cost over fair value of net assets acquired..      98,899    47,120
                                                         ----------  --------

  Total assets ........................................  $1,129,977  $840,692
                                                         ==========  ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities .....................................  $   55,787  $ 35,902

Due to affiliates .....................................      16,790    18,841

Notes payable .........................................     209,290   209,216
                                                         ----------  --------
  Total liabilities ...................................     281,867   263,959

Company-obligated mandatorily redeemable preferred
  capital securities of subsidiary trust holding
  solely the Junior Subordinated Debentures of
  the Company..........................................     125,000        -

Stockholders' equity ..................................     723,110   576,733
                                                         ----------  --------
  Total liabilities and stockholders' equity ..........  $1,129,977  $840,692
                                                         ==========  ========

             See Notes to Condensed Financial Information of Registrant



                                                                  SCHEDULE II

                 ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         ORION CAPITAL CORPORATION
                           STATEMENT OF EARNINGS
                              (000s omitted)

                                                    Year Ended December 31,
                                                 ----------------------------
                                                   1997      1996      1995
                                                   ----      ----      ----
Revenues:
  Net investment income .......................  $  8,414  $  1,898  $  1,770
  Realized investment losses ..................       (34)     (319)     (800)
  Other income ................................       650       650       595
                                                 --------  --------  --------
                                                    9,030     2,229     1,565
                                                 --------  --------  --------
Expenses:
  Interest ....................................    18,428    17,835    15,537
  General and administrative ..................     6,130     3,671     3,106
  Amortization of excess of cost over fair
    value of net assets acquired ..............     2,022     1,867     1,470
                                                 --------  --------  --------
                                                   26,580    23,373    20,113
                                                 --------  --------  --------

Loss before federal income taxes, equity in
  net earnings of subsidiaries and minority
  interest expense.............................   (17,550)  (21,144)  (18,548)
Federal income taxes ..........................    45,045    30,059    20,284
                                                 --------  --------  --------
Loss before equity in net earnings of
  subsidiaries and minority interest expense...   (62,595)  (51,203)  (38,832)
Equity in net earnings of subsidiaries ........   185,258   137,834   106,454
Minority interest expense in subsidiary trust
  preferred securities, net of federal
  income taxes.................................     6,857        -         -
                                                 --------  --------  --------
Net earnings ..................................  $115,806  $ 86,631  $ 67,622
                                                 ========  ========  ========





              See Notes to Condensed Financial Information of Registrant

                                                                  SCHEDULE II
                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          ORION CAPITAL CORPORATION
                           STATEMENT OF CASH FLOWS
                               (000s omitted)

                                                   Year Ended December 31,
                                               ------------------------------
                                                 1997       1996       1995
                                                 ----       ----       ----
Cash flows from operating activities:
  Dividends received from subsidiaries ......  $ 42,822   $ 35,286   $ 30,546
  Net investment income collected ...........     7,967      1,919      1,737
  Federal income taxes received from
    subsidiaries ............................     9,525      7,455      4,500
  Interest paid .............................   (17,288)   (17,254)   (12,123)
  Payments on subsidiary trust preferred
    capital securities.......................    (5,092)        -          -
  Other expenses paid .......................    (2,262)    (2,046)    (2,276)
  Other receipts ............................       604        903      1,268
                                               --------   --------   --------
   Net cash provided by operating activities.    36,276     26,263     23,652
                                               --------   --------   --------
Cash flows from investing activities:
  Investment in fixed maturity available -
    for-sale.................................      (250)        -          -
  Sale of fixed maturity available -
    for-sale.................................       133         -          -
  Sales of equity securities.................       216         -          -
  Net sales (purchases) of short-term
    investments .............................   (36,052)    22,770    (42,587)
  Investments in subsidiaries ...............        -           -      4,476
  Purchase of Guaranty National common stock.  (104,429)   (20,709)         -
  Acquisition of McGee ......................        -           -    (22,355)
  Other payments ............................       (13)    (2,588)       (99)
                                               --------   --------   --------
    Net cash used in investing activities ...  (140,395)      (527)   (60,565)
                                               --------   --------   --------
Cash flows from financing activities:
  Net proceeds from issuance of trust
    preferred capital securities.............   123,026          -         -
  Proceeds from issuance of notes payable ...        -           -    110,413
  Proceeds from exercise of stock options....       594         42        246
  Repayment of notes payable ................        -           -    (54,500)
  Dividends paid to stockholders ............   (18,037)   (14,886)   (12,717)
  Purchases of common stock .................    (1,533)   (10,558)    (6,689)
  Other receipts (payments)..................       128        (17)       (17)
                                               --------   --------   --------
    Net cash provided by (used in) financing
      activities ............................   104,178    (25,419)    36,736
                                               --------   --------   --------
    Net increase in cash.....................        59        317       (177)
  Cash balance, beginning of year ...........       320          3        180
                                               --------   --------   --------
  Cash balance, end of year .................  $    379   $    320   $      3
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
                                (000s omitted)


                                                   Year Ended December 31,
                                               ------------------------------
                                                 1997       1996      1995
                                                 ----       ----      ----
Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings ................................  $115,806   $ 86,631   $ 67,622
                                               --------   --------   --------
Adjustments:
  Equity in net earnings of subsidiaries ....  (185,258)  (137,834)  (106,454)
  Consolidating elimination of subsidiaries
    income taxes ............................    40,057     35,530     30,941
  Dividends received from subsidiaries ......    42,822     35,286     30,546
  Depreciation and amortization .............     3,027      3,016      2,594
  Deferred federal income taxes (benefit) ...     3,097     10,022     (3,881)
  Realized investment losses ................        34        319        800
  Amortization of discount on debt ..........        74         68         36

Change in assets and liabilities:
  Decrease (increase) in notes receivable and
    other assets ............................     1,048     (2,235)        90
  Increase (decrease) in taxes payable and
    other liabilities .......................    11,618     (3,746)     7,799
  Increase (decrease) in due to affiliates ..     3,951       (794)    (6,441)
                                               --------   --------   --------
    Total adjustments and changes ...........   (79,530)   (60,368)   (43,970)
                                               --------   --------   --------
  Net cash provided by operating activities..  $ 36,276   $ 26,263   $ 23,652
                                               ========   ========   ========







           See Notes to Condensed Financial Information of Registrant



                                                                  SCHEDULE II

                  ORION CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 Years Ended December 31, 1997, 1996 and 1995

Note A - Notes Payable

     Notes payable consist of the following:

                                                                  Estimated
                                           Carrying Value       Market Value
                                          -----------------  -----------------
          December 31,                      1997     1996      1997     1996
          ------------                      ----     ----      ----     ----
                                                     (000s omitted)
$110,000,000 face amount, 9 1/8% Senior
  Notes, due September 1, 2002 .......... $109,919 $109,906  $121,231 $120,703
$100,000,000 face amount, 7 1/4% Senior
  Notes, due July 15, 2005 ..............   99,371   99,310   103,160   97,660
                                          -------- --------  -------- --------
                                          $209,290 $209,216  $224,391 $218,363
                                          ======== ========  ======== ========

     As of December 31, 1997, $110,000,000 of the Registrant's debt is scheduled to be repaid on September 1, 2002 and the remaining $100,000,000 is due on July 15, 2005.

Note B - Expense Reimbursement and Management Fees

     During 1995 through 1997, the Registrant was reimbursed for payroll, office rental and other expenses incurred by it to support the operations of its insurance subsidiaries. This reimbursement of $8,114,000, $7,410,000 and $6,232,000 in 1997, 1996 and 1995, respectively, is accounted for as a reduction of general and administrative expenses. The Registrant received an investment management fee from Guaranty National of $650,000 in 1997, $650,000 in 1996 and $595,000 in 1995.

                                                            SCHEDULE II

               ORION CAPITAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             Years Ended December 31, 1997, 1996, and 1995

Note C - Company-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust Holding Solely the Junior Subordinated Debentures of the Registrant.

     On January 13, 1997 the Registrant issued $125,000,000 of 8.73% Junior Subordinated Deferrable Interest Debentures due January 1, 2037 (the "Debentures") to Orion Capital Trust I (the "Trust"), a Delaware statutory business trust sponsored by the Registrant. The Trust simultaneously sold $125,000,000 of 8.73% Capital Securities (the "Trust Preferred Securities") which have substantially the same terms as the Debentures. The Trust Preferred Securities are subordinate to all liabilities of the Registrant, and may be redeemed without premium on or after January 1, 2007. The Registrant may defer interest distributions on the Trust Preferred Securities; however, during any period when such cumulative distributions have been deferred, the Registrant may not declare or pay any dividends or distributions on its common stock. The Trust Preferred Securities were registered under the Securities Act of 1933 in April 1997. The trust is consolidated in the Registrant financial statements because it is wholly-owned by the Registrant. The sole assets of the Trust are the Debentures issued by the Registrant.
The Registrant has provided a full and unconditional guaranty of the Trust's obligations under the Trust Preferred Securities, including all costs, expenses, debts and liabilities of the Trust. The carrying value and estimated market value of the Trust Preferred Securities is $125,000,000 and $137,525,000 at December 31, 1997.

     On February 2, 1998 the Registrant issued $125,000,000 of 7.701% Junior Subordinated Debentures due April 15, 2028 to Orion Capital Trust II, a Delaware statutory business trust sponsored by the Registrant. Orion Capital Trust II then sold $125,000,000 of 7.701% Capital Securities, which mature on April 15, 2028 (the "Capital Securities") in a private placement. The Capital Securities are subordinate to all liabilities of the Registrant.
Approximately $100,000,000 of the net proceeds from the sale of the junior subordinated debentures were used to retire bank indebtedness of Guaranty National. The Registrant agreed to register the Capital Securities under the Securities Act of 1933, and will file a registration statement with the Securities and Exchange Commission.







                                    S-7

                                                                      SCHEDULE III
                                         ORION CAPITAL CORPORATION AND SUBSIDIARIES
                                              SUPPLEMENTARY INSURANCE INFORMATION
                                                          (000s omitted)
----------------------------------------------------------------------------------------------------------------------------------
  Column A      Column B   Column C   Column D  Column E  Column F   Column G   Column H    Column I  Column J  Column J  Column K
  --------      --------   --------   --------  --------  --------   --------   --------    --------  --------  --------  --------
                        Reserve
                        For Unpaid           Dividends                                 Amortization
              Deferred  Losses               Payable                          Losses   of Deferred           Policy-
              Policy    and Loss               to                 Net      and Loss    Policy      Other   holders'
           Acquisition Adjustment  Unearned  Policy-   Premiums  Investment Adjustment Acquisition Insurance Dividend  Premiums
 Segment      Costs     Expenses   Premiums  holders   Earned     Income    Expenses     Costs    Expenses  Expenses  Written
                                                                   (a)
__________________________________________________________________________________________________________________________________
1997:
Regional
  Operations  $ 41,379  $  417,868  $ 85,953  $ 19,947 $  362,127  $ 41,787   $194,444    $101,802   $13,176  $20,599  $  365,050
Special
  Programs ..   54,923   1,011,339   245,492       548    448,923    68,700    331,010     141,405    10,628    3,401     436,898
Guaranty
  National...   50,822     442,504   220,145        -     546,630    43,613    380,004     143,958    12,841       -      565,120
Other .......       -           -         -         -          -     10,808         -           -         -        -           -
              --------  ----------  --------  -------  ----------  --------   --------    --------   -------  -------  ----------
              $147,124  $1,871,711  $551,590  $20,495  $1,357,680  $164,908   $905,458    $387,165   $36,645  $24,000  $1,367,068
              ========  ==========  ========  =======  ==========  ========   ========    ========   =======  =======  ==========
1996:
Regional
  Operations  $ 33,160  $  466,022  $ 83,920  $20,489  $  356,809  $ 38,226   $209,705    $ 91,991   $11,244  $18,523  $  353,041
Special
  Programs ..   58,552     955,706   258,103    2,000     462,295    62,646    335,503     137,625     6,246    5,111     489,848
Guaranty
  National ..   44,456     363,936   154,226        -     481,648    39,439    337,784     133,931    10,422        -     491,232
Other .......        -           -         -        -           -     5,080          -           -         -        -           -
              --------  ----------  --------  -------  ----------  --------   --------    --------   -------  -------  ----------
              $136,168  $1,785,664  $496,249  $22,489  $1,300,752  $145,391   $882,992    $363,547   $27,912  $23,634  $1,334,121
              ========  ==========  ========  =======  ==========  ========   ========    ========   =======  =======  ==========
1995:
Regional
  Operations  $ 29,516  $  460,597  $ 84,360  $16,799  $  322,098  $ 35,750   $201,054    $ 73,544   $11,302  $17,231  $  332,598
Spec.Programs   48,157     814,385   217,745    2,147     426,905    59,584    311,179     121,937    10,260    4,559     424,838
Other .......        -           -         -        -           -     3,706          -           -         -        -           -
              --------  ----------  --------  -------  ----------  --------   --------    --------   -------  -------  ----------
              $ 77,673  $1,274,982  $302,105  $18,946  $  749,003  $ 99,040   $512,233    $195,481   $21,562  $21,790  $  757,436
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




                                                                    SCHEDULE V

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (000s omitted)


===============================================================================
    Column A          Column B           Column C          Column D   Column E
    --------          --------           --------          --------   --------
                                         Additions
                                  ----------------------
                                      (1)        (2)
                     Balance at   Charged to  Charged to             Balance at
                    Beginning of   Costs and    Other     Deductions   End of
   Description         Period      Expenses    Accounts      (a)       Period
_______________________________________________________________________________
1997:
Allowance for
  doubtful accounts-
  Accounts and notes
    receivable         $3,696
  Effects of
      acquisition         322
                       ------
                       $4,018       $1,309      $  -        $1,233     $4,094
                       ======       ======      ======      ======     ======

1996:
Allowance for
  doubtful accounts-
  Accounts and notes
    receivable         $3,212
  Effect of
      acquisition         374
                       ------
                       $3,586       $1,517      $    -      $1,407     $3,696
                       ======       ======      ======      ======     ======

1995:
Allowance for
  doubtful accounts-
  Accounts and notes
    receivable         $1,954       $1,689      $    -      $  431     $3,212
                       ======       ======      ======      ======     ======

     (a)  Accounts written off


                                                                                                                   SCHEDULE VI
                                                        ORION CAPITAL CORPORATION AND SUBSIDIARIES
                                  SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS
                                                          (000s omitted)
=================================================================================================================================
Column A      Column B   Column C   Column D Column E  Column F   Column G      Column H         Column I    Column J   Column K
--------      --------   --------   -------- --------  --------   --------      --------         --------    --------   --------
                             Reserve                                              Losses and
                               for                                              Loss Adjustment
                             Unpaid                                            Expenses Incurred  Amortization    Paid
                 Deferred    Losses    Discount                                    Related to     of Deferred    Losses
  Affiliation     Policy    and Loss   Deducted                        Net        (1)      (2)       Policy     and Loss
     with      Acquisition Adjustment in Column Unearned  Premiums  Investment  Current   Prior   Acquisition  Adjustment  Premiums
  Registrant      Costs     Expenses     (C)    Premiums   Earned     Income     Year     Year       Costs      Expenses   Written
                                         (a)
___________________________________________________________________________________________________________________________________
1997:
 Consolidated
  property and
  casualty
  entities     $147,124  $1,871,711   $4,100  $551,590 $1,357,680  $154,100  $896,226  $9,232     $387,165    $892,147  $1,367,068
               ========  ==========   ======  ======== ==========  ========  ========  =======    ========    ========  ==========

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
                ========  ==========   ======  ======== ==========  ========  ========  =======    ========    ========  ==========

(a)  Discount deducted in Column C is computed using a statutory interest rate of 3.5% for certain workers compensation losses.
(b)  1997 and 1996 amounts include Guaranty National Corporation on a consolidated basis.




                                                                              S-10














