Form 10-Q
period 1998-03-31
ORION CAPITAL CORP
filed 1998-05-14
CIK 74931

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                 (x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1998

             ( ) TRANSITION REPORT, PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-7801

                            ORION CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                               Delaware 95-6069054
                (State of other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

               9 Farm Springs Road, Farmington, Connecticut 06032
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: (860)674-6600

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

                Yes(x)                                  No (  )


27,672,300 shares of Common Stock, $1.00 par value, of the registrant were outstanding on May 13, 1998.

                                  Page 1 of 31
                        Exhibit Index Appears at Page 27

                            ORION CAPITAL CORPORATION
                                 FORM 10-Q INDEX
                      For the Quarter Ended March 31, 1998

                                                                        Page

PART I. FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements:
           Consolidated Balance Sheet at March 31, 1998 (Unaudited)
           and December 31, 1997                                          3 - 4

           Consolidated Statement of Earnings for the three-months
           ended March 31, 1998 and 1997 (Unaudited)                          5

           Consolidated Statement of Stockholders' Equity for the
           three-months ended March 31, 1998 and 1997 (Unaudited),
           and for the year-ended December 31, 1997                           6

           Consolidated Statement of Cash Flows for the three-months
           ended March 31, 1998 and 1997 (Unaudited)                      7 - 8

           Notes to Consolidated Financial Statements (Unaudited)         9 -13

           Independent Accountants' Review Report                            14

        Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          15 - 24

PART II. OTHER INFORMATION                                                   25

                          PART I. FINANCIAL INFORMATION
                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                                               March 31, 1998    December 31,
(In millions)                                                    (Unaudited)            1997
--------------------------------------------------------------------------------------------
ASSETS:
Investments: -
Fixed maturities, at amortized cost
   (market $322.7 - 1998 and $322.4 - 1997)                       $   313.6        $   312.8
Fixed maturities, at market (amortized cost
   $1,396.9 - 1998 and $1,395.4 - 1997)                             1,465.4          1,469.8
Common stocks, at market (cost $170.1 -
   1998 and $163.0 - 1997)                                            259.8            245.4
Non-redeemable preferred stocks, at market
   (cost $183.8 - 1998 and $183.6 - 1997)                             200.6            193.1
Other long-term investments                                           111.3             94.3
Short-term investments                                                272.8            228.3
                                                                  ---------        ---------

      Total investments                                             2,623.5          2,543.7

Cash                                                                    1.1              9.3
Accrued investment income                                              27.3             29.6
Investment in affiliate                                                30.7             31.3
Accounts and notes receivable                                         185.1            189.3
Reinsurance recoverables and prepaid reinsurance                      699.1            622.2
Deferred policy acquisition costs                                     153.4            147.1
Property and equipment                                                 71.2             70.8
Excess of cost over fair value of net assets acquired                 139.2            140.0
Other assets                                                          100.5            100.8
                                                                  ---------        ---------

      Total assets                                                $ 4,031.1        $ 3,884.1
                                                                  =========        =========


                See Notes to Consolidated Financial Statements (Unaudited)








                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              March 31, 1998      December 31,
(In millions-- except for share data)                           (Unaudited)              1997
----------------------------------------------------------------------------------------------
Liabilities:
Policy liabilities: -
  Losses                                                            $ 1,470.3        $ 1,476.4
  Loss adjustment expenses                                              406.4            395.3
  Unearned premiums                                                     565.7            551.6
  Policyholders' dividends                                               20.7             20.5
                                                                    ---------        ---------
  Total policy liabilities                                            2,463.1          2,443.8
Notes payable                                                           210.1            310.2
Other liabilities                                                       347.1            282.0
                                                                    ---------        ---------
    Total liabilities                                                 3,020.3          3,036.0
                                                                    ---------        ---------

Contingencies (Note 6)

Company-obligated mandatorily redeemable preferred
   capital securities of subsidiary trusts holding solely
   the junior subordinated debentures of the Company                    250.0            125.0

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares; issued
   and outstanding - none
Common stock, $1 par value; authorized 50,000,000
   shares; issued 30,675,300 shares                                      30.7             30.7
Capital surplus                                                         152.8            152.1
Retained earnings                                                       507.3            469.5
Accumulated other comprehensive income                                  114.7            109.2
Treasury stock, at cost (3,145,435 shares -
  1998 and 3,069,756 shares -  1997)                                    (39.4)           (34.3)
Deferred compensation on restricted stock                                (5.3)            (4.1)
                                                                    ---------        ---------
    Total stockholders' equity                                          760.8            723.1
                                                                    ---------        ---------
    Total liabilities and stockholders' equity                      $ 4,031.1        $ 3,884.1
                                                                    =========        =========

                 See Notes to Consolidated Financial Statements (Unaudited)




                    ORION CAPITAL CORPORATON AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)


                                                               Three Months Ended March 31,
(In millions, except for per share data)                              1998              1997
--------------------------------------------------------------------------------------------
Revenues:
Premiums earned                                                     $ 348.8           $ 324.0
Net investment income                                                  41.4              40.2
Realized investment gains                                              29.0              15.8
Other income                                                            5.6               4.9
                                                                    -------           -------
      Total revenues                                                  424.8             384.9
                                                                    -------           -------
Expenses:
Losses incurred                                                       178.6             170.0
Loss adjustment expenses                                               53.7              49.0
Amortization of deferred policy acquisition costs                     100.8              94.8
Other insurance expenses                                                6.9               6.1
Dividends to policyholders                                              6.4               5.1
Interest expense                                                        5.8               6.1
Other expenses                                                         11.1              11.0
                                                                    -------           -------
      Total expenses                                                  363.3             342.1
                                                                    -------           -------
Earnings before equity in earnings (loss) of
  affiliate, federal income taxes and minority
  interest expense                                                     61.5              42.8

Equity in earnings (loss) of affiliate                                 (0.6)              0.6
                                                                    -------           -------
Earnings before federal income taxes and
  minority interest expense                                            60.9              43.4
Federal income taxes                                                   16.0              10.7
Minority interest expense:
  Subsidiary trust preferred securities, net
  of federal income taxes                                               2.7               1.6

  Subsidiary net earnings                                                 -               1.6
                                                                    -------           -------
      Net earning                                                   $  42.2           $  29.5
                                                                    =======           =======
      Net earnings per basic common share                           $  1.54           $  1.08
                                                                    =======           =======
      Net earnings per diluted common share                         $  1.50           $  1.06
                                                                    =======           =======


                See Notes to Consolidated Financial Statements (Unaudited)


                    ORION CAPITAL CORPORATON AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                        Three Months Ended            Three Months Ended           Year Ended
                                          March 31, 1998               March 31, 1997              December 31, 1997
(In millions)                               (Unaudited)                  (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------
Common Stock:
Balance, beginning of period              $  30.7                    $  15.3                      $  15.3
Stock issued in 2-for-1
  common stock split                            -                          -                         15.4
                                          -------                    -------                      -------
Balance, end of period                    $  30.7                    $  15.3                      $  30.7
                                          =======                    =======                      =======
Capital Surplus:
Balance, beginning of period              $ 152.1                    $ 158.6                      $ 158.6
Exercise of stock options and net
  issuance of restricted stock                0.7                          -                          0.5
Acquisition of Guaranty National                -                          -                          8.4
Stock issued in 2-for-1
  common stock split                            -                          -                        (15.4)
                                           -------                   -------                      -------
Balance, end of period                     $ 152.8                   $ 158.6                      $ 152.1
                                           =======                   =======                      =======
Retained Earnings:
Balance, beginning of period              $ 469.5                    $ 370.8                      $ 370.8
Net earnings                                 42.2  $  42.2              29.5  $  29.5               115.8   $ 115.8
                                                   -------                    -------                       -------
Dividends declared                           (4.4)                      (3.9)                       (17.1)
                                          -------                    -------                      -------
Balance, end of period                    $ 507.3                    $ 396.4                      $ 469.5
                                          =======                    =======                      =======
Accumulated Other
  Comprehensive Income:
Balance, beginning of period              $ 109.2                    $  70.1                      $  70.1
Unrealized investment
  gains (losses), net of taxes                         5.5                      (24.1)                         41.3
Unrealized foreign exchange
  translation losses, net of taxes                       -                       (0.4)                         (2.2)
                                                   -------                    -------                       -------
Other comprehensive income (loss)             5.5      5.5             (24.5)   (24.5)               39.1      39.1
                                          -------  -------           -------  -------             -------   -------
Comprehensive income                               $  47.7                    $   5.0                       $ 154.9
Balance, end of period                    $ 114.7  =======           $  45.6  =======             $ 109.2   =======
                                          =======                    =======                      =======
Treasury Stock:
Balance, beginning of period              $ (34.3)                   $ (35.0)                     $ (35.0)
Exercise of stock options and net
  issuance of restricted stock                1.6                          -                          3.2
Acquisition of treasury stock                (6.7)                       (0.7)                       (2.5)
                                          -------                     -------                     -------
Balance, end of period                    $ (39.4)                    $ (35.7)                    $ (34.3)
                                          =======                     =======                     =======
Deferred Compensation on
  Restricted Stock:
Balance, beginning of period              $  (4.1)                    $  (3.1)                    $  (3.1)
Net issuance of restricted stock             (1.6)                          -                        (1.9)
Amortization of deferred
  compensation on restricted stock            0.4                         0.2                         0.9
                                          -------                     -------                     -------
Balance, end of period                    $  (5.3)                    $  (2.9)                    $  (4.1)
                                          =======                     =======                     =======

           See Notes to Consolidated Financial Statements (Unaudited)



                    ORION CAPITAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended March 31,
                                                                ----------------------------
(In millions)                                                           1998            1997
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
Premiums collected                                                   $ 386.1          $ 338.1
Net investment income collected                                         40.1             31.6
Losses and loss adjustment expenses paid                              (241.5)          (206.7)
Policy acquisition costs paid                                         (115.6)          (108.6)
Dividends paid to policyholders                                         (7.2)            (6.8)
Interest paid                                                           (9.7)           (10.3)
Payments on trust preferred securities                                  (5.5)               -
Federal income tax refunds (payments)                                   (8.5)             0.1
Other payments                                                         (15.4)           (13.4)
                                                                     -------          -------
Net cash provided by operating activities                               22.8             24.0
                                                                     -------          -------
Cash flows from investing activities:
Maturities of fixed maturity investments                                54.9             31.4
Sales of fixed maturity investments                                    198.8             67.6
Sales of equity securities                                             108.0             49.5
Investments in fixed maturities                                       (240.5)          (272.3)
Investments in equity securities                                      (104.1)           (49.3)
Net sales (purchases) of short-term investments                        (39.0)            15.1
Other receipts (payments)                                              (20.1)             9.3
                                                                     -------          -------
Net cash used in investing activities                                  (42.0)          (148.7)
                                                                     -------          -------
Cash flows from financing activities:
Net proceeds from issuance of trust preferred securities               121.9            123.2
Proceeds from exercise of stock options                                  0.7              0.2
Repayment of notes payable                                            (100.2)            (0.2)
Dividends paid to stockholders                                          (4.4)            (3.9)
Purchases of common stock                                               (6.6)            (0.3)
Other payments                                                          (0.4)            (0.3)
                                                                     -------          -------
Net cash provided by financing activities                               11.0            118.7
                                                                     -------          -------
Net decrease in cash                                                    (8.2)            (6.0)
Cash balance, beginning of period                                        9.3             11.6
                                                                     -------          -------
Cash balance, end of period                                          $   1.1          $   5.6
                                                                     =======          =======

                 See Notes to Consolidated Financial Statements (Unaudited)


                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                   (UNAUDITED)

                                                                Three Months Ended March 31,
                                                               -----------------------------
(In millions)                                                          1998             1997
--------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash
provided by operating activities:
Net earnings                                                         $  42.2         $  29.5
                                                                     -------         -------
Adjustments:
Depreciation and amortization                                           3.6              3.1
Amortization of excess of cost over fair
  value of net assets acquired                                          1.3              0.7
Deferred federal income taxes                                          (0.9)            (1.4)
Amortization of fixed maturity investments                             (0.6)            (0.2)
Non-cash investment income                                             (5.4)            (4.8)
Equity in (earnings) loss of affiliate,
  net of dividends received                                             0.6             (0.4)
Realized investment gains                                             (29.0)           (15.8)
Minority interest in subsidiary earnings                                -                1.6
Other                                                                   -               (0.1)

Changes in assets and liabilities:
Decrease (increase) in accrued investment income                        2.3             (2.5)
Decrease (increase) in accounts and notes receivable                    4.1             (0.6)
Decrease (increase) in reinsurance recoverable
  and prepaid reinsurance                                             (76.9)            10.3
Increase in deferred policy acquisition costs                          (6.3)            (3.3)
Increase in other assets                                               (0.8)            (1.1)
Increase (decrease) in losses                                          (6.1)             0.2
Increase in loss adjustment expenses                                   11.1              9.0
Increase in unearned premiums                                          14.1              1.0
Increase (decrease) in policyholders' dividends                         0.2             (1.7)
Increase in other liabilities                                          69.3              0.5
                                                                    -------          -------
 Total adjustments and changes                                        (19.4)            (5.5)
                                                                    -------          -------
Net cash provided by operating activities                           $  22.8          $  24.0
                                                                    =======          =======

                See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

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

        The Company completed two tender offers, which increased its ownership of Guaranty National Corporation ("Guaranty National") from 49.5% to 81% in July 1996 and to 100% in December 1997. A minority interest charge was recorded for the portion of Guaranty National's earnings attributable to the shares not owned by the Company in 1997 until it became a wholly-owned subsidiary.

        As of January 1, 1998 the Company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with shareholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments. This new standard requires additional disclosures and does not affect the Company's financial position or results of operations.

        In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's results of operations, financial position and cash flows for all periods presented. Although these consolidated financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

NOTE 2 - INVESTMENT IN AFFILIATE

         As of March 31 1998 the Company owned 24.7% of the common stock of Intercargo Corporation ("Intercargo"), a publicly held company. The Company records its share of Intercargo's operating results on a quarterly lag, after Intercargo has reported its financial results. Summarized financial information of Intercargo reflected by the Company for the three months ended March 31, 1998 and 1997 is as follows:


                                                             Three Months Ended March 31,
                                                            -----------------------------
(In millions)                                                      1998          1997
----------------------------------------------------------------------------------------------
Revenues:
Premiums earned                                                  $  16.9       $  16.4
Investment and other income                                          1.9           3.7
                                                                 -------       -------
                                                                    18.8          20.1
                                                                 -------       -------
Expenses:
Insurance expenses                                                  18.8          17.7
Interest                                                              -            0.3
                                                                 -------       -------
                                                                    18.8          18.0
                                                                 -------       -------
Earnings (loss) before equity in earnings of
  affiliate and federal income taxes                                  -            2.1
Equity in earnings of affiliate                                       -            1.0
Federal income taxes                                                (2.1)         (0.2)
                                                                 -------       -------
Net earnings (loss)                                              $  (2.1)      $   2.9
                                                                 =======       =======
Company's proportionate share, including goodwill amortization   $  (0.6)      $   0.6
                                                                 =======       =======

NOTE 3 - REINSURANCE

        In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information.

                                                                Three Months Ended March 31,
                                                               -----------------------------
(In millions)                                                      1998              1997
-------------------------------------------------------------------------------------------------
Direct premiums written                                          $ 441.7           $ 371.5
Reinsurance assumed                                                 14.1              25.2
                                                                 -------           -------
Gross premiums written                                             455.8             396.7
Reinsurance ceded                                                  (86.8)            (62.5)
                                                                 -------           -------
Net premiums written                                             $ 369.0           $ 334.2
                                                                 =======           =======
Direct premiums earned                                           $ 435.6           $ 362.1
Reinsurance assummed                                                10.9              33.5
                                                                 -------           -------
Gross premiums earned                                              446.5             395.6
Reinsurance ceded                                                  (97.7)            (71.6)
                                                                 -------           -------
Net premiums earned                                              $ 348.8           $ 324.0
                                                                 =======           =======
Loss and loss adjustment expenses incurred
  recoverable from reinsurers                                    $  70.4           $  32.6
                                                                 =======           =======

NOTE 4 - TRUST PREFERRED SECURITIES

The Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the Company ("Trust Preferred Securities") comprise the following:

                                                Three Months Ended March 31,
(In millions)                                       1998            1997
----------------------------------------------------------------------------
8.73% Trust Preferred Securities
  due January 1, 2037                            $ 125.0         $ 125.0
7.701% Trust Preferred Securities
  due April 15, 2028                               125.0              -
                                                 -------         -------
                                                 $ 250.0         $ 125.0
                                                 =======         =======

      On  February  2,  1998  Orion  issued  $125   million  of  7.701%  Junior
Subordinated Deferrable Interest Debentures due April 15, 2028 to Orion Capital Trust II, a Delaware statutory business trust sponsored by the Company. Orion Capital Trust II then sold $125 million of 7.701% capital securities, which mature on April 15, 2028 ("Capital Securities") in a private placement. Approximately $100 million of the net proceeds from the sale of the junior subordinated debentures were used to retire bank indebtedness of Guaranty National. Orion registered the Capital Securities under the Securities Act of 1933 pursuant to a exchange offer which expires on June 4, 1998. On January 13, 1997 Orion issued $125 million of 8.73% Trust Preferred Securities which may be redeemed without premium on or after January 1, 2007.

        The Trust Preferred Securities are subordinate to all liabilities of the Company. The Company may defer interest distributions on the Trust Preferred Securities; however during any period when such cumulative distributions have been deferred, Orion may not declare or pay any dividends or distributions on its common stock. The Trusts are consolidated in the Company's financial statements because they are wholly-owned by the Company. The sole assets of the Trusts are the Debentures issued by Orion. Orion has given its partial guarantee, which when taken together with the Company's obligations under the declaration of the Trusts, the Debentures, and the indentures pursuant to which the Trust Preferred Securities are issued including its obligations to pay costs, expenses, debts and liabilities of the Trusts (other than with respect to the Trust Preferred Securities), provides a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

NOTE 5 - STOCKHOLDERS' EQUITY AND EARNINGS PER COMMON SHARE

        The Company repurchased 134,377 shares of its common stock at an aggregate cost of $6.7 million in the first quarter of 1998. The remaining authorization from the Company's Board of Directors for the purchase of common stock was $21.6 million as of March 31, 1998.

        Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding during the period and excludes dilution. Diluted earnings per share reflects the potential dilution that could occur if all stock options and other stock-based awards were exercised and converted into common stock, if their effect is dilutive. The weighted average common shares were 27,400,000 and 27,304,000, and the weighted average common shares and diluted equivalent shares were 28,130,000 and 27,798,000 for the quarters ended March 31, 1998 and 1997, respectively. The 1997 first quarter common stock shares and per common stock data presented herein has been restated to give effect to the 2-for-1 stock split of the Company's common stock issued on July 7, 1997.

NOTE 6- CONTINGENCIES

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

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income balances, net of taxes, are as follows:

                                    Unrealized        Unrealized Foreign    Accumulated Other
                                 Investment Gains    Exchange Translation     Comprehensive
(In millions)                        (Losses)           Gains (Losses)        Income (Loss)
-------------------------------------------------------------------------------------------------------
Quarter ended March 31, 1998:
Balance, beginning of period          $ 113.6             $  (4.4)             $ 109.2
Current period change                     5.5                   -                  5.5
                                      -------             -------              -------
Balance, end of period
                                      $ 119.1             $  (4.4)             $ 114.7
                                      =======             =======              =======

Quarter ended March 31, 1997:
Balance, beginning of period          $  72.3             $  (2.2)             $  70.1
Current period change                   (24.1)               (0.4)               (24.5)
                                      -------             -------              -------
Balance, end of period                $  48.2             $  (2.6)             $  45.6
                                      =======             =======              =======

Year ended December 31, 1997:
Balance, beginning of year            $  72.3             $  (2.2)             $  70.1
Current year change                      41.3                (2.2)                39.1
                                      -------             -------              -------
Balance, end of year                  $ 113.6             $  (4.4)             $ 109.2
                                      =======             =======              =======

         The pretax unrealized investment gains (losses) arising during the period were $8.6 million and $(37.0) million for the three months ended March 31, 1998 and 1997, respectively, and $62.9 million for the year ended December 31, 1997. The pretax unrealized foreign exchange translation losses arising during the period were $0.6 million for the three months ended March 31, 1997 and $3.4 million for the year ended December 31, 1997.

NOTE 8 - SUBSEQUENT EVENT

On April 30, 1998, Guaranty National completed the previously announced acquisition of the non-standard personal automobile insurance business of North Carolina - based Strickland Insurance Group, Inc. ("SIG"). SIG reported approximately $99 million of personal automobile gross premiums and $46 million of net premiums in 1997. The purchase price was $42.6 million in cash. The acquisition will be accounted as a purchase. Included in the acquisition are two insurance companies, a premium finance company, a claim adjusting firm and a general agency in Florida.

                                INDEPENDENT ACCOUNTANT'S REVIEW REPORT




Board of Directors and Stockholders
Orion Capital Corporation
Farmington, Connecticut


        We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of March 31, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Orion Capital Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended; and in our report dated February 11, 1998, we expressed an unqualified opinion on those consolidated financial statements. The consolidated statements of earnings and cash flows for the year ended December 31, 1997 are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 and related consolidated statement of stockholders' equity for the year then ended is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.



DELOITTE & TOUCHE LLP


Hartford, Connecticut
April  30, 1998

                         ORION CAPITAL CORPORATION AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OPERATIONS
                         THREE MONTHS ENDED MARCH 31, 1998 AND 1997

GENERAL

Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The Company reports its insurance operations in three segments. In addition, the miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment. The three insurance segments as of March 31, 1998 are as follows:

REGIONAL OPERATIONS - this segment includes the workers compensation insurance products and services sold by the EBI Companies ("EBI").

SPECIAL PROGRAMS - this segment comprises the following:

 -  DPIC Companies ("DPIC"), which markets professional liability insurance;

 - Orion Specialty, which writes specialty insurance programs and commercial non-standard automobile insurance;

 - Wm. H. McGee ("McGee"), an underwriting management company that specializes in ocean marine, inland marine and commercial property insurance; and

 - The Company's 24.7% interest in Intercargo Corporation ("Intercargo"), which sells insurance coverages for international trade.

GUARANTY NATIONAL COMPANIES ("Guaranty National") - this segment specializes in non-standard automobile insurance.

The Company increased its ownership of Guaranty National to 100% in December 1997. Beginning in 1998,the commercial business lines of Guaranty National were consolidated with Connecticut Specialty to form a new company named Orion Specialty. Orion Specialty focuses on specialty commercial insurance. Through the integration of these operations, Orion Specialty gains additional capabilities and efficiencies than could be provided separately. The 1997 segment disclosures have been revised to conform with the current basis of presentation.

Following the formation of Orion Specialty, Guaranty National became substantially a personal non-standard automobile insurance operation. The Company increased its ownership in Guaranty National, in part, to provide Guaranty National with additional financing options, on terms that may not be available to it as an independent entity, so that it can continue its expansion in the non-standard personal automobile insurance business.
                                       15

On April 30, 1998, Guaranty National completed the previously announced acquisition of the non-standard personal automobile insurance business of North Carolina - based Strickland Insurance Group, Inc. ("SIG"). SIG reported approximately $99 million of personal automobile gross premiums and $46 million of net premiums in 1997. The purchase price was $42.6 million in cash. The acquisition will be accounted as a purchase. Included in the acquisition are two insurance companies, a premium finance company, a claim adjusting firm and a general agency in Florida.

In March 1998, Orion announced that a letter of intent had been signed under which the Company would acquire Grocers Insurance Group ("Grocers") from United Grocers, Inc. Grocers is an Oregon-based specialty insurance holding company serving the grocery and food service industry. Grocers wrote approximately $23 million of net premiums in 1997, principally general liability, property and workers compensation with the majority of its volume concentrated in the northwestern states. A definitive agreement is expected during the second quarter of 1998 with completion of the acquisition expected late in the third quarter.

RESULTS OF OPERATIONS

OVERVIEW

Earnings (loss) by segment before federal income taxes and minority interest expense are summarized as follows:

                               Three Months Ended March 31,       Percentage
                               ----------------------------         change
(In millions)                     1998              1997
----------------------------------------------------------------------------

Regional Operations             $ 28.4            $ 20.7              37.2%
Special Programs                  29.7              21.1              40.8
Guaranty National                  7.9               6.9              14.5
Other                             (5.1)             (5.3)             (3.8)
                                ------            ------              ----
                                $ 60.9            $ 43.4              40.3%
                                ======            ======              ====

The Company's operating earnings for the first quarter of 1998 increased 20.8% to $23.4 million from $19.3 million in the same period last year. Operating earnings  comprises  earnings  after taxes,  excluding  net realized  investment gains. On a diluted per common share basis, operating earnings increased 18.6% to $0.83 per common share in the first quarter of 1998 from $0.70 per common share in the same 1997 period. The Company's results include after-tax realized investment gains of $18.8 million, or $0.67 per diluted share, in the first quarter of 1998, and $10.1 million, or $0.36 per diluted share, for the corresponding prior year period. The strong performance from insurance operations combined with a significant increase in quarter-to-quarter after-tax realized investment gains resulted in a 43.1% increase in net earnings compared to the prior year period. Net earnings were $42.2 million, or $1.50 per diluted share, for the quarter ended March 31, 1998, up from $29.5 million, or $1.06 per diluted common share for the same 1997 period. Weighted average common shares and diluted equivalents outstanding were 28,130,000 for the first quarter of 1998 and 27,798,000 for the same 1997 period.

REVENUES

Revenues are summarized as follows:


                                    Three Months Ended
                                         March 31,
                                 -------------------------       Percentage
(In millions)                       1998           1997            Change
---------------------------------------------------------------------------

Premiums written                 $ 369.0        $ 334.2              10.4%
                                 =======        =======              =====
Premiums earned                  $ 348.8        $ 324.0               7.7%
Net investment income               41.4           40.2               2.9
Realized investment gains           29.0           15.8              83.4
Other                                5.6            4.9              14.3
                                 -------        -------             -----
Total revenues                   $ 424.8        $ 384.9              10.4%
                                 =======        =======             =====

PREMIUMS WRITTEN

The Company's net premiums written by segment are as follows:

                                     Three Months Ended
                                          March 31,
                                  -------------------------      Percentage
(In millions)                        1998            1997          Change
----------------------------------------------------------------------------

Regional Operations                $110.7          $ 87.8           26.1%
Special Programs                    162.3           164.3           (1.2)
Guaranty National                    96.0            82.1           17.0
                                   ------          ------           -----
                                   $369.0          $334.2           10.4%
                                   ======          ======           =====

In November 1996, the Company sold the renewal book of business of its assumed reinsurance operation to concentrate on businesses where the Company can better service its specialized niche markets. Excluding premiums from this operation, the Company's net premiums written increased by 12.4% in the first quarter of 1998 over the prior year period.

Regional Operations

Net premiums written for Regional Operations increased by 26.1% in 1998 principally from growth generated by EBI's multi-state program established in 1997. Additionally, the increase in net premiums written in 1998 is attributed to EBI's continued geographic expansion and penetration, partly offset by the impact of statutory rate reductions of last year.

Special Programs

Net premiums written from Special Programs are as follows:

                                   Three Months Ended
                                        March 31,
                                 ------------------------       Percentage
(In millions)                      1998            1997           Change
------------------------------------------------------------------------------

Orion Specialty                 $ 103.5         $ 102.0             1.5%
DPIC                               42.3            43.9            (3.7)
McGee                              16.6            12.7            30.4
                                -------         -------          -------
                                  162.4           158.6             2.5
Assumed reinsurance                (0.1)            5.7          (101.8)
                                -------         -------          -------
                                $ 162.3         $ 164.3           (1.2)%
                                =======         =======          =======

Excluding premiums from the assumed reinsurance business sold in November 1996, this segment's net premiums written increased 2.5% for the 1998 period. Net premiums written by DPIC for professional liability insurance, the largest special program, decreased 3.7% in 1998, primarily as a result of rate reductions in a very competitive professional liability insurance market offset in part by continued high levels of policy renewals.

Orion   Specialty's  net  premiums   written   increase  of  1.5%  is  primarily
attributable to increases in net premiums from the contract and brokerage division and standard commercial insurance operations, partly offset by lower premiums from trucking liability and cancelled ocean marine programs.

McGee's net premiums written increased 30.4% for the 1998 period reflecting the Company's greater participation in the underwriting pools managed by McGee. The Company's participation in McGee's United States pool is approximately 71% and 52% in 1998 and 1997, respectively. Participation in McGee's Canadian pool is approximately 72% and 61% in 1998 and 1997, respectively.

Guaranty National

The 17.0% net premiums written growth in the 1998 first quarter over the prior year period is primarily due to continued growth in the monthly product business in California, increases in premiums from the northwestern states and from premium associated from the acquisition of Unisun Insurance Company in December 1997. Premium growth in California is attributed to enacted legislation requiring all drivers to maintain liability insurance.

PREMIUMS EARNED

The Company's premiums earned increased 7.7% to $348.8 million in the first quarter of 1998 from $324.0 million in the corresponding 1997 period. Premiums earned reflect the recognition of income from the changing levels of net premium writings.

NET INVESTMENT INCOME

Pre-tax net investment income is $41.4 million and $40.2 million in 1998 and 1997, respectively. The pre-tax yields on the average investment portfolio are 7.0% in 1998 and 7.3% in 1997, with after-tax yields of 5.5% and 5.6%, respectively. Net investment income increased 2.9% in 1998 primarily due to a higher investment base and from limited partnership equity earnings offset in part by slightly lower investment yields. The higher investment base for 1998 reflects the investment of proceeds from the issuance of $125 million 7.701% trust preferred securities in February 1998 and the effects of positive operating cash flow. These increases have been partly offset by cash used for acquisitions of Guaranty National common shares and Unisun Insurance Company in December 1997 as well as repayment of the $100 million bank indebtness of Guaranty National.

Net investment income reflects increases from equity earnings in limited partnership investments to $5.2 million in the first quarter of 1998 from $4.6 million for the same 1997 period. Over one-half of the equity earnings in 1998 resulted from three limited partnership investments. Earnings from limited partnership investments can vary considerably from year-to-year. The Company's long-term experience with limited partnership investments has been quite favorable; however, they represent only 4.1% and 3.6% of total investments at March 31, 1998 and December 31, 1997, respectively.

Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value. The carrying value of fixed maturity and short-term investments is $2,051.8 million at March 31, 1998 and $2,010.9 million at December 31, 1997, or approximately 78.2% and 78.8% of the Company's cash and investments, respectively.

The Company's investment philosophy is to achieve a superior rate of return after taxes, while maintaining a proper balance of safety, liquidity, maturity and marketability. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At March 31, 1998 and December 31, 1997, the Company's investment in non-investment grade and non-rated fixed maturity securities were carried at $262.0 million and $256.7 million, respectively. These investments represented a total of 10.0% and 10.1% of cash and investments and 6.5% and 6.6% of total assets at March 31, 1998 and December 31, 1997, respectively.

REALIZED INVESTMENT GAINS

Net realized investment gains are $29.0 million and $15.8 million for the three months ended March 31, 1998 and 1997, respectively. Approximately one-half of the first quarter 1998 net realized investment gains resulted from the sale of two investments in entities which were acquired or taken public during the quarter. Realized investment gains may be reduced by provisions for losses on securities deemed to be other-than-temporarily impaired. An impairment provision was not recognized for the three months ended March 31, 1998 and was $1.8 million for the three months ended March 31, 1997. Any such provision is based on available information at the time and is made in consideration of the decline in the financial condition of the issuers of such securities. Realized investment gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other-than-temporary impairment of investments, and other factors.


EXPENSES AND OTHER

OPERATING RATIOS

The following table sets forth certain ratios of insurance operating expenses to premiums earned:
                                                        Three Months Ended
                                                             March 31,
                                                     1998              1997
----------------------------------------------------------------------------

Loss and loss adjustment expenses                     66.5%             67.6%
Policy acquisition costs and
  other insurance expenses                            31.0              31.1
                                                    ------            ------
   Total before policyholders' dividends              97.5              98.7
Policyholders' dividends                               1.8               1.6
                                                    ------            ------
   Combined ratio                                     99.3%            100.3%
                                                    ======            ======
Loss and loss adjustment expenses ratio by segment:
   Regional Operations                                56.6%             58.5%
   Special Programs                                   69.6              70.6
   Guaranty National                                  72.0              71.4

The improvement in the loss ratio for Regional Operations results from the favorable loss experience and lower loss expenses achieved by EBI through its service-oriented approach offset in part by less favorable loss development relating to prior accident years. EBI's service oriented approach is to work with its customers to prevent losses and reduce claim costs.

The improvement in the 1998 loss ratio for Special Programs is mainly attributable to lower losses from certain cancelled programs at Orion Specialty offset in part by an increased unfavorable affect of the assumed reinsurance business exited in late 1996. Net earned premiums from the exited reinsurance business declined at a greater rate than losses in 1998 compared to 1997.

Guaranty National's loss ratio was slightly higher at 72.0% in the first quarter of 1998 compared to 71.4% in the 1997 period.

The ratio of policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") is 31.0 % and 31.1% for the three months ended March 31, 1998 and 1997, respectively. Policy acquisition costs include direct costs, such as commissions, premium taxes, and salaries that relate to and vary with the production of new business. These costs are deferred and amortized as the related premiums are earned, subject to a periodic test for recoverability.

Management believes that the Company's reserves for loss and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred. However, there can be no assurance that changes in loss trends will not result in additional development of prior years' reserves in the future. Provisions for losses and loss adjustment expenses include development of loss and loss adjustment expense reserves relating to prior accident years, which increased the calendar year combined ratio by 1.2 percentage points in the first quarter of 1998 and 0.5 percentage points in the same period of 1997. Variability in claim emergence and settlement patterns and other trends in loss experience can result in future development patterns different than expected. The Company believes that any such variability or development will generally continue at the low levels experienced in recent years, considering actions that have been taken to increase reserving levels, improve underwriting standards and emphasize loss prevention and control.

The Company limits both current losses and future development of losses by ceding business to reinsurers. The Company continually monitors the financial strength of its reinsurers and, to the Company's knowledge, has no material exposure with regard to potential unrecognized losses due to reinsurers having known financial difficulties.

INTEREST EXPENSE

Interest expense is $5.8 million and $6.1 million for the first quarters of 1998 and 1997, respectively. Interest expense declined in 1998 as a result of the repayment of the $100 million bank indebtedness of Guaranty National in February 1998 with proceeds from the issuance of the Company's 7.701% trust preferred securities.

OTHER EXPENSES

Other expenses are $11.1 million and $11.0 million for the first quarters of 1998 and 1997, respectively.

EQUITY IN EARNINGS (LOSS) OF AFFILIATE

Equity in earnings (loss) of affiliate consists of earnings (loss) of $(0.6) million and $0.6 million for the first quarters of 1998 and 1997, respectively from the Company's 24.7% investment in Intercargo. The Company records its share of Intercargo's results in the subsequent quarter.

EARNINGS BEFORE FEDERAL INCOME TAXES AND MINORITY INTEREST EXPENSE

Earnings before federal income taxes and minority interest expense are $60.9 million and $43.4 million for the first quarters of 1998 and 1997, respectively. The increase in pretax earnings for the three months ended March 31, 1998 reflects improvement in insurance operations profitability and an increase in realized investment gains.

FEDERAL INCOME TAXES

Federal income taxes (including tax benefits from trust preferred securities) and the related effective tax rates are $14.5 million (25.6%) and $9.9 million (22.9%) for the first quarters of 1998 and 1997, respectively. The Company's effective tax rates for 1998 and 1997 are less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities.

MINORITY INTEREST EXPENSE

Minority interest expense in subsidiary trust preferred securities of $2.7 million and $1.6 million for the first quarters of 1998 and 1997, respectively, represents the financing cost, after the federal income tax deduction, on Orion's 8.73% and 7.701% trust preferred securities. The increase in 1998 reflects minority interest expense associated with the issuance of $125 million 7.701% trust preferred securities in February 1998.

Minority interest expense of $1.6 million was recorded for the after-tax portion of Guaranty National's 1997 first quarter earnings attributable to stockholders of Guaranty National other than the Company. Guaranty National became a wholly-owned subsidiary of the Company in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities decreased by $1.2 million to $22.8 million in the first quarter of 1998 from $24.0 million in the first quarter of 1997. The decrease in operating cash flow for 1998 is the result of higher payments for losses, policy acquisition costs, policyholders' dividends, federal income taxes and minority interest from subsidiary trust preferred securities, consistent with the Company's growth in recent years and includes the payment of losses for the assumed reinsurance business the Company exited in November 1996. Partially offsetting these increased cash outflows are higher premiums collected, reflective of the Company's current rate of growth, as well as higher investment income collected.

Cash used in investment activities decreased by $106.7 million in the first quarter of 1998 to $42.0 million from $148.7 million in the first quarter of 1997. Cash is used in investment activities primarily for purchases of investments and acquisition activities. Investment purchases are funded by maturities and sales of investments, as well as by the net cash from operating cash flows after cash provided by or used in financing activities.

Cash provided by financing activities is $11.0 million for 1998 and $118.7 million for 1997. The net proceeds from the issuance of trust preferred securities by the Company provided $121.9 million and $123.2 million of cash in the first quarters of 1998 and 1997, respectively. Net proceeds from the issuance of the 7.701% trust preferred securities were used to repay the $100 million bank indebtedness of Guaranty National in February 1998. Cash used in financing activities also includes dividend payments, scheduled debt repayments and payments related to the Company common stock repurchase program. Orion increased the quarterly dividend rate on its common stock by 14.3% in the second quarter of 1997.

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

Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $195.7 million and $160.4 million at March 31, 1998 and December 31, 1997, respectively. The consolidated policyholders' surplus of Orion's insurance subsidiaries is $835.6 million and $789.0 million at March 31, 1998 and December 31, 1997, respectively. The Company's statutory operating leverage ratios of trailing twelve months net premiums written to policyholders' surplus is 1.7:1 and 1.8:1 at March 31, 1998 and December 31, 1997, respectively.

The terms of Orion's indentures for its $100 million of 7.25 % Senior Notes due 2005 and its $110 million of 9.125% Senior Notes due 2002 limit the amount of liens and guarantees by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes. Management does not believe that these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At March 31, 1998 the Company is in compliance with the terms of its senior note indentures. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

On January 13, 1997 Orion issued $125 million of 8.73% Junior Subordinated Deferrable Interest Debentures due January 1, 2037 (the "Debentures") to Orion Capital Trust I (the "Trust"), a Delaware statutory business trust sponsored by Orion. The Trust simultaneously sold $125 million of 8.73% Capital Securities (the "Trust Preferred Securities") which have substantially the same terms as the Debentures. The net proceeds from the sale of the Trust Preferred Securities were used in part for the acquisition of Guaranty National common stock in December 1997. The Trust Preferred Securities may be redeemed without premium on or after January 1, 2007.

On February 2, 1998 Orion issued $125 million of 7.701% Junior Subordinated Deferrable Interest Debentures due April 15, 2028 to Orion Capital Trust II ("Trust II"), a Delaware statutory business trust sponsored by Orion. Trust II then sold $125 million of 7.701% Capital Securities, which have substantially the same terms as the 7.701% Debentures, in a private placement. The net proceeds from the sales of these securities were used to repay $100 million bank indebtness of Guaranty National in February 1998. Orion registered the capital securities under the Securities Act of 1933, pursuant to an exchange offer which expires on June 4, 1998.

The 8.73% and 7.701% Capital Securities are subordinated to all liabilities of the Company. The Company may defer interest distributions on these Capital Securities; however, during any period when such cumulative distributions have been deferred, Orion may not declare or pay any dividends or distributions on its common stock.

The Company issued a 2-for-1 split on its common stock on July 7, 1997. The 1997 first quarter common stock shares and per common share data presented in this document has been restated to give effect to this stock split. The Company has repurchased 134,377 shares of its common stock at an aggregate cost of $6.7 million in the first quarter of 1998. In February 1998, the Board of Directors increased the authorization for purchases of the Company's common stock by an additional $25 million. At March 31, 1998, the Company's remaining stock purchase authorization from its Board of Directors amounted to $21.6 million.

LEGAL PROCEEDINGS

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

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

In June 1997, the Financial  Accounting  Standards Board issued SFAS No.
131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. This statement will be adopted by the Company in the fourth quarter of 1998. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of this standard will have no impact on the Company's consolidated results of operation, financial position or cash flows.

FORWARD-LOOKING STATEMENTS

All statements made in this quarterly report that do not reflect historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) medical cost inflation; (vii) increases in the cost of property repair; (viii) the number of new and renewal policy applications submitted to the Company; and (ix) other factors over which the Company has little or no control. The Company disclaims any obligation to update or to publicly announce the impact of any such factors or any revisions to any forward-looking statements to reflect future events or developments.

                                 PART II. OTHER INFORMATION

ITEMS 1 - 5.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit 11:          Computation of Earnings Per Common Share.

Exhibit 15: Deloitte & Touche LLP Letter re:unaudited interim financial information.

Exhibit 27:          Financial Data Schedule.

(b)   Report on Form 8-K

None.

                                         SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 ORION CAPITAL CORPORATION

Date:  May 13, 1998                              By: /s/ W. Marston  Becker
                                                 --------------------------
                                                 Chairman of the Board and
                                                 Chief Executive Officer



Date: May 13, 1998                               By: /s/ Donald W. Ebbert, Jr.
                                                 -----------------------------
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                       EXHIBIT INDEX

                                                                           Page


Exhibit 11:      Computation of Earnings Per Common Share                    28


Exhibit 15:      Deloitte & Touche LLP Letter
                 Re:unaudited interim financial information                  29


Exhibit 27:      Financial Data Schedule                                  30-31
                                    27