Form 10-Q
period 1998-06-30
ORION CAPITAL CORP
filed 1998-08-14
CIK 74931

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                 (x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 1998

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

           Yes(x)                                          No (  )


27,562,439 shares of Common Stock, $1.00 par value, of the registrant were outstanding on August 7, 1998.

                                  Page 1 of 34
                        Exhibit Index Appears at Page 32

                            ORION CAPITAL CORPORATION
                                 FORM 10-Q INDEX
                       For the Quarter Ended June 30, 1998

                                                                            Page

PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements:
             Consolidated Balance Sheet at June 30, 1998 (Unaudited)
             and December 31, 1997                                         3 - 4

             Consolidated Statement of Earnings for the three and six-
             months ended June 30, 1998 and 1997 (Unaudited)                   5

             Consolidated Statement of Stockholders' Equity for the
             six-months ended June 30, 1998 and 1997 (Unaudited),
             and for the year ended December 31, 1997                          6

             Consolidated Statement of Cash Flows for the six-months
             ended June 30, 1998 and 1997 (Unaudited)                      7 - 8

             Notes to Consolidated Financial Statements (Unaudited)        9 -14

             Independent Accountants' Review Report                           15

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         16 - 27

PART II. OTHER INFORMATION                                                    28

                          PART I. FINANCIAL INFORMATION
                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                           June 30,1998  December 31,
(In millions)                                              (Unaudited)       1997
-------------------------------------------------------------------------------------

ASSETS:
Investments: -
Fixed maturities, at amortized cost
   (market $312.5 - 1998 and $322.4 - 1997) ..............   $    303.5   $    312.8
Fixed maturities, at market (amortized cost
   $1,362.7 - 1998 and $1,395.4 - 1997) ..................      1,428.8      1,469.8
Common stocks, at market (cost $150.4 -
   1998 and $163.0 - 1997) ...............................        216.0        245.4
Non-redeemable preferred stocks, at market
   (cost $172.0 - 1998 and $183.6 - 1997) ................        184.8        193.1
Other long-term investments ..............................        118.7         94.3
Short-term investments ...................................        302.4        228.3
                                                             ----------   ----------

      Total investments ..................................      2,554.2      2,543.7

Cash .....................................................         21.3          9.3
Accrued investment income ................................         25.6         29.6
Investment in affiliate ..................................         30.7         31.3
Accounts and notes receivable ............................        200.1        189.3
Reinsurance recoverables and prepaid reinsurance .........        821.6        622.2
Deferred policy acquisition costs ........................        158.6        147.1
Property and equipment ...................................         80.1         70.8
Excess of cost over fair value of net assets acquired ....        166.6        140.0
Other assets .............................................        140.8        100.8
                                                             ----------   ----------

      Total assets .......................................   $  4,199.6   $  3,884.1
                                                             ==========   ==========

[FN]

                   See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         June 30, 1998    December 31,
(In millions, except for share data)                     (Unaudited)         1997
--------------------------------------------------------------------------------------

LIABILITIES:
Policy liabilities: -
  Losses ................................................   $  1,553.4     $  1,476.4
  Loss adjustment expenses ..............................        410.0          395.3
  Unearned premiums .....................................        617.0          551.6
  Policyholders' dividends ..............................         21.0           20.5
                                                            ----------     ----------
Total policy liabilities ................................      2,601.4        2,443.8
Notes payable ...........................................        209.9          310.2
Other liabilities .......................................        363.6          282.0
                                                            ----------     ----------
Total liabilities .......................................      3,174.9        3,036.0
                                                            ----------     ----------

Contingencies (Note 7)

Company-obligated mandatorily redeemable preferred
   capital securities of subsidiary trusts holding solely
   the junior subordinated debentures of the Company ....        250.0          125.0

STOCKHOLDERS' EQUITY:
Preferred stock, authorized 5,000,000 shares; issued
   and outstanding - none
Common stock, $1 par value; authorized 50,000,000
   shares; issued 30,675,300 shares .....................         30.7           30.7
Capital surplus .........................................        149.6          152.1
Retained earnings .......................................        540.4          469.5
Accumulated other comprehensive income ..................         95.1          109.2
Treasury stock, at cost (3,001,907 shares -
  1998 and 3,069,756 shares - 1997) .....................        (36.2)         (34.3)
Deferred compensation on restricted stock ...............         (4.9)          (4.1)
                                                            ----------     ----------
    Total stockholders equity ..........................        774.7          723.1
                                                            ----------     ----------
    Total liabilities and stockholders equity ..........   $  4,199.6     $  3,884.1
                                                            ==========     ==========

[FN]

                   See Notes to Consolidated Financial Statements (Unaudited)

                    ORION CAPITAL CORPORATON AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)


                                                     Three Months Ended        Six Months Ended
                                                           June 30,                June 30,
                                                     --------------------    ---------------------
(In millions, except for per share data)                 1998        1997        1998        1997
---------------------------------------------------------------------------------------------------

REVENUES:
Premiums earned .................................   $   370.4   $   335.2   $   719.2   $   659.2
Net investment income ...........................        42.5        41.3        83.9        81.5
Realized investment gains .......................        22.7         8.4        51.7        24.2
Other income ....................................         7.0         5.2        12.6        10.1
                                                    ---------   ---------   ---------   ---------
 Total revenues .................................       442.6       390.1       867.4       775.0
                                                    ---------   ---------   ---------   ---------

EXPENSES:
Losses incurred .................................       199.1       173.5       377.7       343.5
Loss adjustment expenses ........................        51.6        52.2       105.3       101.1
Amortization of deferred policy acquisition costs       103.1        93.3       203.9       188.1
Other insurance expenses ........................         7.8        10.5        14.7        16.6
Dividends to policyholders ......................         7.2         4.8        13.6         9.9
Interest expense ................................         3.1         6.2         8.9        12.3
Other expenses ..................................        12.5        10.6        23.5        21.7
                                                    ---------   ---------   ---------   ---------
 Total expenses .................................       384.4       351.1       747.6       693.2
                                                    ---------   ---------   ---------   ---------
Earnings before equity in earnings (loss) of
  affiliate, federal income taxes and minority
  interest expense ..............................        58.2        39.0       119.8        81.8
Equity in earnings (loss) of affiliate ..........          --         0.3        (0.7)        0.9
                                                    ---------   ---------   ---------   ---------
Earnings before federal income taxes and
  minority interest expense .....................        58.2        39.3       119.1        82.7
Federal income taxes ............................        16.7        10.0        32.7        20.8
Minority interest expense:
  Subsidiary trust preferred securities, net
    of federal income taxes .....................         3.3         1.8         6.1         3.3
  Subsidiary net earnings .......................          --         2.1          --         3.7
                                                    ---------   ---------   ---------   ---------
 Net earnings ...................................   $    38.2   $    25.4   $    80.3   $    54.9
                                                    =========   =========   =========   =========
 Net earnings per basic common share ............   $    1.39   $    0.93   $    2.93   $    2.01
                                                    =========   =========   =========   =========
 Net earnings per diluted common share ..........   $    1.36   $    0.91   $    2.85   $    1.97
                                                    =========   =========   =========   =========

[FN]
           See Notes to Consolidated Financial Statements (Unaudited)

                    ORION CAPITAL CORPORATON AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              Six Months Ended         Six Months Ended         Year Ended
                                               June 30, 1998            June 30, 1997        December 31, 1997
(In millions)                                   (Unaudited)              (Unaudited)
------------------------------------------------------------------------------------------------------------------

COMMON STOCK:
Balance, beginning of period                   $  30.7                  $  15.3                 $  15.3
Stock issued in 2-for-1
common stock split                                   -                     15.4                    15.4
                                               -------                  -------                 -------
Balance, end of period                         $  30.7                  $  30.7                 $  30.7
                                               =======                  =======                 =======
CAPITAL SURPLUS:
Balance, beginning of period                   $ 152.1                  $ 158.6                 $ 158.6
Exercise of stock options and net
issuance of restricted stock                      (2.5)                    (0.4)                    0.5
Acquisition of Guaranty National                     -                        -                     8.4
Stock issued in 2-for-1
common stock split                                   -                    (15.4)                  (15.4)
                                               -------                  -------                 -------
Balance, end of period                         $ 149.6                  $ 142.8                 $ 152.1
                                               =======                  =======                 =======
RETAINED EARNINGS:
Balance, beginning of period                   $ 469.5                  $ 370.8                 $ 370.8
Net earnings                                      80.3     $ 80.3          54.9    $ 54.9         115.8    $ 115.8
                                                           ------                  ------                  -------
Dividends declared                                (9.4)                    (8.3)                  (17.1)
                                               -------                  -------                 -------
Balance, end of period                         $ 540.4                  $ 417.4                 $ 469.5
                                               =======                  =======                 =======
ACCUMULATED OTHER
COMPREHENSIVE INCOME:
Balance, beginning of period                   $ 109.2                  $  70.1                 $  70.1
Unrealized investment
gains (losses), net of taxes                                (14.1)                    7.9                     41.3
Unrealized foreign exchange
translation losses, net of taxes                                -                    (0.4)                    (2.2)
                                                           ------                  ------                  -------
Other comprehensive income (loss)                (14.1)     (14.1)          7.5       7.5          39.1       39.1
                                               -------     ------       -------    ------       -------    -------
Comprehensive income                                       $ 66.2                  $ 62.4                  $ 154.9
                                                           ======                  ======                  =======
Balance, end of period                         $  95.1                  $  77.6                 $ 109.2
                                               =======                  =======                 =======
TREASURY STOCK:
Balance, beginning of period                   $ (34.3)                 $ (35.0)                $ (35.0)
Exercise of stock options and net
issuance of restricted stock                       6.6                      0.6                     3.2
Acquisition of treasury stock                     (8.5)                    (0.9)                   (2.5)
                                               -------                  -------                 -------
Balance, end of period                         $ (36.2)                 $ (35.3)                $ (34.3)
                                               =======                  =======                 =======
DEFERRED COMPENSATION ON
RESTRICTED STOCK:
Balance, beginning of period                   $  (4.1)                 $  (3.1)                $  (3.1)
Net issuance of restricted stock                  (1.6)                     0.2                    (1.9)
Amortization of deferred
compensation on restricted stock                   0.8                      0.4                     0.9
                                               -------                  -------                 -------
Balance, end of period                         $  (4.9)                 $  (2.5)                $  (4.1)
                                               =======                  =======                 =======

[FN]
           See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six Months Ended June 30,
                                                               -------------------------
(In millions)                                                     1998            1997
----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Premiums collected .........................................   $  741.6        $  667.7
Net investment income collected ............................       82.0            69.2
Losses and loss adjustment expenses paid ...................     (501.0)         (429.9)
Policy acquisition costs paid ..............................     (228.8)         (207.9)
Dividends paid to policyholders ............................      (13.1)          (10.9)
Interest paid ..............................................      (11.3)          (12.0)
Payments on trust preferred securities .....................       (7.3)             --
Federal income tax payments ................................      (31.6)          (18.0)
Other payments .............................................      (17.7)          (23.3)
                                                               --------        --------
Net cash provided by operating activities ..................       12.8            34.9
                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of fixed maturity investments ...................       63.3            62.8
Sales of fixed maturity investments ........................      526.8           158.4
Sales of equity securities .................................      258.7            95.5
Investments in fixed maturities ............................     (502.2)         (342.1)
Investments in equity securities ...........................     (205.0)          (79.6)
Acquisition of businesses, net of cash acquired ............      (36.0)             --
Net purchases of short-term investments ....................      (76.6)          (49.4)
Other receipts (payments) ..................................      (27.5)            6.7
                                                               --------        --------
Net cash provided by (used in) investing activities ........        1.5          (147.7)
                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of trust preferred securities ...      121.9           123.0
Proceeds from exercise of stock options ....................        0.8             0.3
Repayment of notes payable .................................     (109.5)           (0.4)
Dividends paid to stockholders .............................       (8.9)           (7.7)
Purchases of common stock ..................................       (6.6)           (0.7)
Other receipts .............................................         --             0.3
                                                               --------        --------
Net cash provided by (used in) financing activities ........       (2.3)          114.8
                                                               --------        --------

Net increase in cash .......................................       12.0             2.0
Cash balance, beginning of period ..........................        9.3            11.6
                                                               --------        --------
Cash balance, end of period ................................   $   21.3        $   13.6
                                                               ========        ========

[FN]
           See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                   (UNAUDITED)

                                                             Six Months Ended June 30,
                                                             -------------------------
(In millions)                                                    1998         1997
--------------------------------------------------------------------------------------

RECONCILIATION OF NET EARNINGS TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net earnings ............................................     $   80.3    $   54.9
                                                              --------    --------

ADJUSTMENTS:
Depreciation and amortization ...........................          9.0         6.1
Amortization of excess of cost over fair
   value of net assets acquired .........................          2.7         1.5
Deferred federal income taxes ...........................         (4.0)       (1.9)
Amortization of fixed maturity investments ..............         (0.5)       (1.2)
Non-cash investment income ..............................         (9.0)       (9.2)
Equity in (earnings) loss of affiliate,
   net of dividends received ............................          0.7        (0.7)
Realized investment gains ...............................        (51.6)      (24.1)
Minority interest in subsidiary earnings ................           --         3.7
Other ...................................................          0.1          --

CHANGES IN ASSETS AND LIABILITIES:
Decrease (increase) in accrued investment income ........          4.2        (2.6)
Increase in accounts and notes receivable ...............        (12.4)      (17.3)
Decrease (increase) in reinsurance recoverable
   and prepaid reinsurance ..............................        (84.3)       16.6
Increase in deferred policy acquisition costs ...........        (10.1)       (5.6)
Increase in other assets ................................         (3.0)       (4.5)
Increase (decrease) in losses ...........................         17.7       (14.9)
Increase in loss adjustment expenses ....................         14.9        22.6
Increase in unearned premiums ...........................         43.2         6.6
Increase (decrease) in policyholders' dividends .........          0.5        (1.0)
Increase in other liabilities ...........................         14.4         5.9
                                                              --------    --------

 Total adjustments and changes ..........................        (67.5)      (20.0)
                                                              --------    --------

Net cash provided by operating activities ...............     $   12.8    $   34.9
                                                              ========    ========

[FN]

           See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     Six Months Ended June 30, 1998 and 1997

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

     The Company completed two tender offers, which increased its ownership of Guaranty National Corporation ("Guaranty National") from 49.5% to 81% in July 1996 and to 100% in December 1997. A minority interest charge was recorded by the Company for the portion of Guaranty National's earnings attributable to the shares not owned by the Company in 1997 until it became a wholly-owned subsidiary.

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

NOTE 2 - ACQUISITIONS

     On April 30, 1998 the Company completed the acquisition of the non-standard personal automobile insurance business of North Carolina - based Strickland Insurance Group, Inc. ("Strickland"). The acquisition included two insurance companies, a premium finance company, a claim adjusting firm and a general agency in Florida. In 1997, Strickland reported approximately $99 million of personal automobile gross premiums written and $46 million of net premiums written. The purchase price was $44.0 million in cash, subject to adjustment, and included acquisition expenses of $0.2 million. The Company made cash payments of $38.5 million, to Strickland on April 30, 1998 and $2.0 million in 1997 with $3.3 million of the purchase price retained by the Company in part to secure obligations of Strickland. Simultaneous with the acquisition, the

Company repaid $9.4 million of Strickland bank debt. The acquisition includes a purchase price contingency for loss development incurred by the acquired business during the period from the acquisition date to December 31, 2000 pertaining to accident years prior to the acquisition date. The Company used cash and short-term investments to fund the acquisition and debt payments. The acquisition was accounted for as a purchase and accordingly, the acquired business has been included in the Company's consolidated financial statements since the date of acquisition. The total consideration exceeded the fair value of the net assets acquired by approximately $28.9 million, subject to adjustment, and is being amortized over 25 years.

     As described in Note 9, the Company completed the acquisition of Grocers Insurance Company from United Grocers, Inc. on July 9, 1998.

NOTE 3 - INVESTMENT IN AFFILIATE

     As of June 30, 1998 the Company owned 24.7% of the common stock of Intercargo Corporation ("Intercargo"), a publicly held company. The Company records its share of Intercargo's operating results on a quarterly lag, after Intercargo has reported its financial results. Summarized financial information of Intercargo reflected by the Company for the three and six month periods ended June 30, 1998 and 1997 is as follows:

                                           Three Months Ended June 30,      Six Months Ended June 30,
                                           ---------------------------      -------------------------
(In millions)                                 1998            1997             1998          1997
-----------------------------------------------------------------------------------------------------

REVENUES:
Premiums earned ........................   $  11.7         $  13.7          $  28.5       $  30.1
Investment and other income ............       1.8             1.3              3.8           5.0
                                           -------         -------          -------       -------
                                              13.5            15.0             32.3          35.1
                                           -------         -------          -------       -------
EXPENSES:
Insurance expenses .....................      12.9            13.6             31.7          31.3
Interest ...............................        --             0.2               --           0.5
                                           -------         -------          -------       -------
                                              12.9            13.8             31.7          31.8
                                           -------         -------          -------       -------
Earnings before equity in earnings
 of affiliate and federal income taxes         0.6             1.1              0.6           3.3
Equity in earnings of affiliate ........        --             1.0               --           2.0
Federal income taxes ...................      (0.2)           (0.3)            (2.3)         (0.6)
                                           -------         -------          -------       -------
Net earnings (loss) ....................   $   0.4         $   1.8          $  (1.7)      $   4.7
                                           =======         =======          =======       =======
Company's proportionate share,
   including goodwill amortization .....   $     -         $   0.3          $  (0.7)      $   0.9
                                           =======         =======          =======       =======


NOTE 4 - REINSURANCE

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information.

                                         Three Months Ended June 30,     Six Months Ended June 30,
                                         ---------------------------     -------------------------
(In millions)                               1998             1997           1998           1997
--------------------------------------------------------------------------------------------------

Direct premiums written                  $ 445.5          $ 376.7        $ 887.3        $ 748.3
Reinsurance assumed                         54.8             30.0           68.9           55.2
                                         -------          -------        -------        -------
Gross premiums written                     500.3            406.7          956.2          803.5
Reinsurance ceded                         (115.5)           (66.5)        (202.4)        (129.0)
                                         -------          -------        -------        -------
Net premiums written                     $ 384.8          $ 340.2        $ 753.8        $ 674.5
                                         =======          =======        =======        =======

Direct premiums earned                   $ 442.5          $ 372.0        $ 878.1        $ 734.1
Reinsurance assumed                         29.3             29.1           40.2           62.6
                                         -------          -------        -------        -------
Gross premiums earned                      471.8            401.1          918.3          796.7
Reinsurance ceded                         (101.4)           (65.9)        (199.1)        (137.5)
                                         -------          -------        -------        -------
Net premiums earned                      $ 370.4          $ 335.2        $ 719.2        $ 659.2
                                         =======          =======        =======        =======
Loss and loss adjustment expenses
 incurred recoverable from reinsurers    $  95.5          $  41.6        $ 165.8        $  74.2
                                         =======          =======        =======        =======

NOTE 5 - TRUST PREFERRED SECURITIES

The Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely the junior subordinated debentures of the Company ("Trust Preferred Securities") comprise the following:

                                                  June 30,          December 31,
(In millions)                                       1998                1997
-----------------------------------------------------------------------------
8.73% Trust Preferred Securities
  due January 1, 2037                           $   125.0          $   125.0
7.701% Trust Preferred Securities
  due April 15, 2028                                125.0                  -
                                                ---------          ---------
                                                $   250.0          $   125.0
                                                =========          =========

     On February 2, 1998 Orion issued $125 million of 7.701% Junior Subordinated Deferrable Interest Debentures due April 15, 2028 to Orion Capital Trust II, a Delaware statutory business trust sponsored by the Company. Orion Capital Trust II then sold $125 million of 7.701% capital securities, which mature on April 15, 2028 ("Capital Securities"), in a private placement. Approximately $100 million of the net proceeds from the sale of the junior subordinated debentures were used to retire bank indebtedness of Guaranty National. Orion registered the Capital Securities under the Securities Act of 1933 pursuant to an exchange offer which expired on June 4, 1998. On January 13, 1997 Orion issued $125 million of 8.73% Trust Preferred Securities which may be redeemed without premium on or after January 1, 2007.

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

NOTE 6 - STOCKHOLDERS' EQUITY AND EARNINGS PER COMMON SHARE

         In the first half of 1998, the Company repurchased 132,000 shares of its common stock at an aggregate cost of $6.6 million under a stock repurchase program approved by the Board of Directors (see Note 9) and 34,744 shares at an aggregate cost of $1.9 million relating to employee benefit plans.

     Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding during the period excluding dilution. Diluted earnings per share reflects the potential decrease that could occur if all stock options and other stock-based awards were exercised and converted into common stock, if their effect is dilutive. The weighted average common shares were 27,457,000 and 27,299,000 for the three months ended, and 27,429,000 and 27,302,000 for the six months ended June 30, 1998 and 1997, respectively. The weighted average common and diluted equivalent shares were 28,160,000 and 27,803,000 for the three months ended, and 28,145,000 and 27,801,000 for the six months ended June 30, 1998 and 1997, respectively.

NOTE 7 - CONTINGENCIES

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

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income balances, net of taxes, are as follows:



                                           Unrealized         Unrealized Foreign     Accumulated Other
                                         Investment Gains    Exchange Translation      Comprehensive
                                            (Losses)            Gains (Losses)         Income (Loss)
(In millions)
------------------------------------------------------------------------------------------------------

Six Months ended June 30, 1998:
Balance, beginning of period ...........   $   113.6              $    (4.4)              $   109.2
Current period change ..................       (14.1)                    --                   (14.1)
                                           ---------              ---------               ---------
Balance, end of period .................   $    99.5              $    (4.4)              $    95.1
                                           =========              =========               =========

Six Months ended June 30, 1997:
Balance, beginning of period ...........   $    72.3              $    (2.2)              $    70.1
Current period change ..................         7.9                   (0.4)                    7.5
                                           ---------              ---------               ---------
Balance, end of period .................   $    80.2              $    (2.6)              $    77.6
                                           =========              =========               =========

Year ended December 31, 1997:
Balance, beginning of year .............   $    72.3              $    (2.2)              $    70.1
Current year change ....................        41.3                   (2.2)                   39.1
                                           ---------              ---------               ---------
Balance, end of year ...................   $   113.6              $    (4.4)              $   109.2
                                           =========              =========               =========

     The pretax unrealized investment gains (losses) were $(21.7) million and $12.1 million for the six months ended June 30, 1998 and 1997, respectively, and $62.9 million for the year ended December 31, 1997. The pre-tax unrealized foreign exchange translation losses were $0.6 million for the three months ended June 30, 1997 and $3.4 million for the year ended December 31, 1997.

NOTE 9 - SUBSEQUENT EVENTS

     On July 8, 1998 the Company entered into a credit agreement with a group of banks which provides for unsecured borrowings up to $150 million. The credit agreement expires on July 8, 2003 and provides for two one-year extensions. The Company intends to use the credit facility for general corporate purposes which may include acquisitions. The credit agreement carries an annual facility fee on unused amounts of the limit. Borrowings under the credit agreement bear interest at LIBOR (London Interbank Offerred Rate) plus a margin based upon the Company's credit ratings. The credit agreement requires the Company to maintain certain financial covenants and limits the Company's ability to incur secured indebtedness or certain contingent obligations except for certain secured indebtedness. There are currently no borrowings under this credit agreement.

     On July 9, 1998 the Company completed the acquisition of Grocers Insurance Group ("Grocers") from United Grocers, Inc ("United"). Grocers is an Oregon-based specialty insurance holding company serving the grocery and food service industry. In 1997, Grocers reported approximately $23 million of net premiums written, principally general liability, property and workers compensation with the majority of its volume concentrated in the Northwestern states. The purchase price was $36.3 million in cash. The Company paid approximately $32.3 million to United on July 9, 1998. The Company retained $4.0 million of the purchase price to secure obligations of United and Grocers. The Company used cash and short-term investments to fund the purchase. The acquisition will be accounted for as a purchase and accordingly, Grocers will be included in the Company's consolidated financial statements from the date of acquisition.

         The Company recently announced plans to accelerate the  realignment
of  Orion  Specialty  because   it has not  met  the  Company's profitability
expectations.  The realignment   is anticipated to negatively impact the
Company's operating results in   the   second half of 1998 by approximately
$12.5 million on a pre-tax basis or $.35 per diluted share on an after-tax basis. The realignment is planned to result in Orion Specialty's
continued  shift  away  from  commodity  business,   primarily commercial
auto and  transportation,  to a smaller number of  more client-focused
programs and specialty niches. The realignment is   expected to result in the
cancellation of business with current net premium volume of approximately $100 million on an annual basis. Under the realignment plan, the Company will record a charge of $36.7 million in the third quarter related to the cancelled business. Major components of this charge will include loss reserve strengthening of $27.8 million, which is based upon a recently completed actuarial study, severance and program termination expenses of $7.0 million, and asset write downs of $1.9 million.

         Part of the realignment plan will include the sale of Orion Specialty's Colorado Casualty unit, which produces approximately $55 million in annual net premiums written, but consists largely of business which does not fit the Company's specialization strategy. On August 12, 1998, the Company reached an agreement to sell Colorado Casualty to Liberty Mutual Insurance Company. The transaction is expected to result in a pre-tax operating gain of approximately $24.2 million. The Company anticipates that sale will be completed in the late third quarter or early fourth quarter of 1998, subject to regulatory approvals.

         The Company's Board of Directors increased authorization for purchases of its common stock by an additional $50 million on August 4, 1998, increasing the remaining stock purchases authorization to $66.4 million at August 7, 1998.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors and Stockholders
Orion Capital Corporation
Farmington, Connecticut


     We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of June 30, 1998, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1998 and 1997, and the statements of stockholders' equity and cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP


Hartford, Connecticut
July 29, 1998

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

GENERAL

Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The Company reports its insurance operations in three segments. In addition, the miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment. As result of the acquisition of Guaranty National, the 1997 segment disclosures have been revised to conform with the current basis of presentation. The three insurance segments as of June 30, 1998 are as follows:

REGIONAL OPERATIONS - this segment includes the workers compensation insurance products and services sold by the EBI Companies ("EBI").

SPECIAL PROGRAMS - this segment comprises the following:

     DPIC Companies ("DPIC"), which markets professional liability insurance;

     Orion Specialty, which writes specialty insurance programs and commercial non-standard automobile insurance;

     Wm. H.  McGee  ("McGee"),  an  underwriting  management  company  that
     specializes  in  ocean  marine,   inland  marine  and  commercial  property
     insurance; and

     The Company's 24.7% interest in Intercargo Corporation ("Intercargo"), which sells insurance coverages for international trade.

GUARANTY NATIONAL COMPANIES ("Guaranty National") - this segment specializes in non-standard personal automobile insurance.

The Company increased its ownership of Guaranty National to 100% in December 1997. Beginning in 1998, the commercial business lines of Guaranty National were consolidated with Connecticut Specialty to form a new company named Orion Specialty. Orion Specialty focuses on specialty commercial insurance.

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

On April 30, 1998 the Company completed the acquisition of the non-standard personal automobile insurance business of North Carolina - based Strickland Insurance Group, Inc. ("Strickland"). The acquisition included two insurance companies, a premium finance company, a claim adjusting firm and a general agency in Florida. In 1997, Strickland reported approximately $99 million of personal automobile gross premiums written and $46 million of net premiums written. The purchase price was $44.0 million in cash subject to adjustment. The acquisition was accounted for as a purchase and accordingly, the acquired business has been included in the Company's consolidated financial statements from the date of acquisition. The total consideration exceeded the fair value of the acquired net assets by approximately $28.9 million, subject to adjustment, and is being amortized over 25 years.

On July 9, 1998 the Company completed the acquisition of Grocers Insurance Group ("Grocers") from United Grocers, Inc. for $36.3 million in cash. Grocers is an Oregon-based specialty insurance holding company serving the grocery and food service industry. In 1997, Grocers wrote approximately $23 million of net premiums, principally general liability, property and workers compensation with the majority of its volume concentrated in the Northwestern states. The acquisition will be accounted for as a purchase. Grocers will be included in the Company's consolidated financial statements from the date of acquisition.

The Company recently announced plans to accelerate the realignment   of Orion
Specialty   because  it  has  not  met  the  Company's profitability
expectations. The realignment is anticipated to negatively impact the Company's operating results in the second half of 1998 by approximately $12.5 million on a pre-tax basis or $.35 per diluted share on an after-tax basis. The realign-
ment  is  planned  to  result in Orion Specialty's   continued shift  away
from  commodity  business,   primarily commercial auto and  transportation,
to a smaller number of more client-focused programs and specialty niches.
The realignment is expected to result in the cancellation of business with current net premium volume of approximately $100 million on an annual basis. Under the realignment plan, the Company will record a charge of $36.7 million in the third quarter of 1998 related to the cancelled business. Major components of this charge will include loss reserve strengthening of $27.8 million, which is based upon a recently completed actuarial study, severance and program termination expenses of $7.0 million and asset write downs of $1.9 million.

Part of the realignment will include the sale of Orion Specialty's Colorado Casualty unit, which produces approximately $55 million in net premiums written annually, but consists largely of business which does not fit the Company's specialization strategy. On August 12, 1998, the Company reached an agreement to sell Colorado Casualty to Liberty Mutual Insurance Company. The transaction is expected to result in a pre-tax operating gain of approximately $24.2 million. The Company anticipates that sale will be completed in the late third quarter or early fourth quarter of 1998, subject to regulatory approvals.

RESULTS OF OPERATIONS

OVERVIEW

Earnings (loss) by segment before federal income taxes and minority interest expense are summarized as follows:

                                   Three Months Ended June 30,                Six Months Ended June 30,
                                ------------------------------------       ----------------------------------
(In millions)                   1998            1997        % Change       1998         1997         % Change
-------------------------------------------------------------------------------------------------------------

Regional Operations ........  $ 24.5         $ 16.8            45.8%     $ 52.9       $ 37.5            41.1%
Special Programs ...........    27.7           16.5            67.9%       57.4         37.6            52.7%
Guaranty National ..........    10.4            9.8             6.1%       18.3         16.7             9.6%
                              ------         ------            -----     ------       ------            -----
                                62.6           43.1            45.2%      128.6         91.8            40.1%
Other ......................    (4.4)          (3.8)           15.8%       (9.5)        (9.1)            4.4%
                              ------         ------            -----     ------       ------            -----
                              $ 58.2         $ 39.3            48.1%     $119.1       $ 82.7            44.0%
                              ======         ======            =====     ======       ======            =====


Operating earnings, after-tax realized investment gains, net earnings and per diluted common share amounts are summarized as follows:

                                             Three Months Ended June 30,                 Six Months Ended June 30,
                                      -----------------------------------------   --------------------------------------
(In millions, except share data)           1998          1997       % Change           1998         1997       % Change
------------------------------------------------------------------------------------------------------------------------

Operating earnings                     $   23.4      $   20.3          15.3%       $   46.7     $   39.7           18.0%
After-tax realized investment
   gains                                   14.8           5.1         189.9%           33.6         15.2          120.6%
                                       --------      --------         ------       --------     --------          ------
Net earnings                           $   38.2      $   25.4          50.3%       $   80.3     $   54.9           46.5%
                                       ========      ========         ======       ========     ========          ======

Per diluted common share:
Operating earnings                     $   0.83      $   0.73          13.7%       $   1.66     $   1.42           16.9%
After-tax realized investment
   gains                                   0.53          0.18         194.4%           1.19         0.55          116.4%
                                       --------      --------         ------       --------     --------          ------
Net earnings                           $   1.36      $   0.91          49.5%       $   2.85     $   1.97           44.7%
                                       ========      ========         ======       ========     ========          ======

The Company's operating earnings increased 15.3% in the second quarter of 1998 and 18.0% in the first half of 1998 compared to the same 1997 periods. Operating earnings represents earnings after taxes, excluding net realized investment gains. On a diluted per common share basis, operating earnings increased 13.7% in the second quarter of 1998 and 16.9% in the first half of 1998 compared to the same 1997 periods. The strong performance from the Company's insurance operations, in particular EBI, DPIC and Guaranty National, combined with significant increases in after-tax realized investment gains resulted in a 50.3% and 46.5% increase in net earnings for the second quarter and first half of 1998, respectively, compared to the same 1997 periods. Weighted average common shares and diluted equivalents outstanding were 28,160,000 for the second quarter of 1998 and 28,145,000 for the six months ended June 30, 1998 and 27,803,000 and 27,801,000, for the corresponding 1997 periods, respectively.

REVENUES

Revenues are summarized as follows:

                                     Three Months Ended June 30,                     Six Months Ended June 30,
                               ----------------------------------------      ----------------------------------------
(In millions)                      1998           1997        % Change           1998           1997         % Change
---------------------------------------------------------------------------------------------------------------------

Net premiums written           $  384.8       $  340.2           13.1%       $  753.8       $  674.5            11.8%
                               ========       ========          ======       ========       ========           ======

Net premiums earned            $  370.4       $  335.2           10.5%       $  719.2       $  659.2             9.1%
Net investment income              42.5           41.3            2.9%           83.9           81.5             2.9%
Realized investment gains          22.7            8.4          170.2%           51.7           24.2           113.6%
Other                               7.0            5.2           34.6%           12.6           10.1            24.8%
                               --------       --------          ------       --------       --------           ------
                               $  442.6       $  390.1           13.5%       $  867.4       $  775.0            11.9%
                               ========       ========          ======       ========       ========           ======

PREMIUMS WRITTEN

The Company's net premiums written by segment are as follows:

                                     Three Months Ended June 30,                     Six Months Ended June 30,
                               ----------------------------------------      ----------------------------------------
(In millions)                      1998           1997        % Change           1998           1997         % Change
---------------------------------------------------------------------------------------------------------------------

Regional Operations            $  106.8      $   90.0            18.6%       $  217.4       $  177.8            22.3%
Special Programs                  171.5         167.9             2.1%          333.8          332.3             0.5%
Guaranty National                 106.5          82.3            29.4%          202.6          164.4            23.2%
                               --------      --------            -----       --------       --------            -----
                               $  384.8      $  340.2            13.1%       $  753.8       $  674.5            11.8%
                               ========      ========            =====       ========       ========            =====

In November 1996, the Company sold the renewal book of business of its assumed reinsurance operation to concentrate on businesses where the Company can better service its specialized niche markets. Excluding premiums from this operation, the Company's net premiums written increased by 14.3% in the second quarter of 1998 and 13.3% in the first half of 1998 over the same 1997 periods.

Regional Operations

Net premiums written for Regional Operations increased by 18.6% in the second quarter of 1998 and 22.3% in the first half of 1998 from comparable 1997 periods largely due to growth generated by EBI's multi-state program established in 1997. Additionally, the increase in net premiums written in 1998 is attributed to EBI's continued geographic expansion and penetration, partly offset by the impact of statutory rate reductions of last year.

SPECIAL PROGRAMS

Net premiums written from Special Programs are as follows:

                                     Three Months Ended June 30,                     Six Months Ended June 30,
                               ----------------------------------------      ----------------------------------------
(In millions)                      1998           1997        % Change           1998           1997         % Change
---------------------------------------------------------------------------------------------------------------------
Orion Specialty                $ 101.8        $ 101.7            0.1%        $ 205.3        $ 203.7             0.8%
DPIC                              49.7           47.0            5.6%           92.0           91.0             1.1%
McGee                             20.2           15.9           27.6%           36.8           28.6            28.8%
                               -------        -------         -------        -------        -------          -------
                                 171.7          164.6            4.3%          334.1          323.3             3.3%
Assumed reinsurance               (0.2)           3.3         -106.3%           (0.3)           9.0          -103.6%
                               -------        -------         -------        -------        -------          -------
                               $ 171.5        $ 167.9            2.1%        $ 333.8        $ 332.3             0.5%
                               =======        =======         =======        =======        =======          =======

Net premiums written by DPIC for professional liability insurance, the largest special program, increased in 1998 primarily as a result of continual high levels of policy renewals and growth in project policies offset in part by rate reductions in a very competitive professional liability insurance market.

Orion Specialty's net premiums written increased slightly due to increases in net premiums from the contract and brokerage division and standard commercial insurance operations, partly offset by lower premiums from the cancelled truck liability, cancelled ocean marine and coal mine programs.

McGee's net premiums written increase in 1998 reflects the Company's greater participation in the underwriting pools managed by McGee. The Company's participation in McGee's United States pool is approximately 71% and 52% in 1998 and 1997, respectively. Participation in McGee's Canadian pool is approximately 72% and 61% in 1998 and 1997, respectively.

GUARANTY NATIONAL

The net premiums written growth in 1998 over the comparable 1997 period is primarily due to the acquisitions of Strickland's non-standard personal automobile insurance business and Unisun Insurance Company, growth in the monthly product business in California, and increases in premiums from the Northwestern states, offset in part, by modest rate reductions due from a very competitive market. Premium growth in California is primarily attributed to enacted legislation requiring all drivers to maintain liability insurance.


PREMIUMS EARNED

The Company's premiums earned increased 10.5% and 9.1% in the second quarter and first half of 1998 compared to the same 1997 periods, respectively. Premiums earned reflect the recognition of income from the changing levels of net premium writings.

NET INVESTMENT INCOME

Pre-tax net investment income was $83.9 million and $81.5 million for the first half of 1998 and 1997, and $42.5 million and $41.3 million for the corresponding second quarter periods, respectively. The pre-tax yields on the average investment portfolio were 7.0% for the first six months of 1998 and 7.1% for the first six months of 1997, with after-tax yields of 5.3% and 5.4%, respectively. Net investment income increased 2.9% in both the first half and second quarter of 1998 primarily due to a higher investment base. The higher investment base for 1998 reflects the investment of proceeds from the issuance of $125 million 7.701% Trust Preferred Securities in February 1998 and the effects of positive operating cash flow. These increases have been partly offset by cash used for acquisitions as well as repayment of the $100 million bank indebtedness of Guaranty National.

Net investment income reflects equity earnings in limited partnership investments of $3.8 million for the second quarter of 1998 and $3.9 million for the same 1997 period, and $9.0 million for the first half of 1998 and $8.6 million for the same 1997 period. Over 50% of the equity earnings in 1998 resulted from three limited partnership investments. Earnings from limited partnership investments can vary considerably from year-to-year. The Company's long-term experience with limited partnership investments has been quite favorable; however, they represent only 4.5% and 3.6% of total investments at June 30, 1998 and December 31, 1997, respectively.

Fixed maturity investments, which the Company has both the positive intent and the ability to hold to maturity, are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value. The carrying value of fixed maturity and short-term investments is $2,034.7 million at June 30, 1998 and $2,010.9 million at December 31, 1997, or approximately 79.0% and 78.8% of the Company's cash and investments, respectively.

The Company's investment philosophy is to achieve a superior rate of return after taxes, while maintaining a proper balance of safety, liquidity, maturity and marketability. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At June 30, 1998 and December 31, 1997, the Company's investment in non-investment grade and non-rated fixed maturity securities were carried at $238.3 million and $256.7 million, respectively. These investments represented a total of 9.3% and 10.1% of cash and investments and 5.7% and 6.6% of total assets at June 30, 1998 and December 31, 1997, respectively.

REALIZED INVESTMENT GAINS

Net realized investment gains are $51.7 million and $24.2 million for the first six months of 1998 and 1997, and $22.7 million and $8.4 million for corresponding second quarter period, respectively. Approximately 25% of the year-to-date 1998 net realized investment gains resulted from the sale of two investments in entities which were acquired or taken public during the first quarter. Realized investment gains may be reduced by provisions for losses on securities deemed to be other-than-temporarily impaired. Impairment provisions of $2.5 million and $1.8 million were recognized in the six months ended June 30, 1998 and 1997, respectively. Any such provision is based on available information at the time and is made in consideration of the decline in the financial condition of the issuers of such securities. Realized investment gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other-than-temporary impairment of investments, and other factors.

EXPENSES AND OTHER

Operating Ratios

The following table sets forth certain ratios of insurance operating expenses to premiums earned:

                                                        Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                -----------------------------------   --------------------------
                                                       1998             1997                1998            1997
----------------------------------------------------------------------------------------------------------------

Loss and loss adjustment expenses                     67.7%            67.3%               67.2%           67.5%
Policy acquisition costs and other
   insurance expenses                                 30.0%            31.0%               30.3%           31.0%
                                                     ------           ------              ------          ------
   Total before policyholders' dividends              97.7%            98.3%               97.5%           98.5%
Policyholders' dividends                               1.9%             1.4%                1.9%            1.5%
                                                     ------           ------              ------          ------

   Combined ratio                                     99.6%            99.7%               99.4%          100.0%
                                                     ======           ======              ======          ======

Loss and loss adjustment expenses ratio by segment:
     Regional Operations                              58.1%            59.0%               57.3%           58.8%
     Special Programs                                 73.2%            69.9%               71.5%           70.2%
     Guaranty National                                68.9%            71.3%               70.4%           71.4%


The improvement in the loss ratio for Regional Operations results from the favorable loss experience and lower loss expenses achieved by EBI through its service-oriented approach offset in part by less favorable loss development relating to prior accident years. EBI's service oriented approach is to work with its customers to prevent losses and reduce claim costs.

The increase in the 1998 loss ratio for Special Programs compared to 1997 is primarily attributable to higher losses from program business at Orion Specialty, including cancelled programs, and an increased unfavorable effect of the assumed reinsurance business exited in late 1996. Net earned premiums from the exited reinsurance business declined at a greater rate than losses in 1998 compared to 1997. The loss ratio at DPIC has improved in 1998 in relation to 1997 as a result of its loss prevention competencies.

Guaranty National's loss ratio improved in 1998 compared to 1997 primarily due to a decline in claims frequency and claims severity.

The ratios of policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") are 30.0% and 30.3% for the three months and six months ended June 30, 1998, respectively, and 31.0% for the respective 1997 periods. Policy acquisition costs include direct costs, such as commissions, premium taxes, and salaries that relate to and vary with the production of new business. These costs are deferred and amortized as the related premiums are earned, subject to a periodic test for recoverability.

Management believes that the Company's reserves for loss and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred. However, there can be no assurance that changes in loss trends will not result in additional development of prior years' reserves in the future. The Company will record $27.8 million of loss reserve strengthening relating to the Orion Specialty realignment plan in the third quarter of 1998. Provisions for losses and loss adjustment expenses include development of loss and loss adjustment expense reserves relating to prior accident years, which increased the calendar year combined ratio by 1.1 percentage points in the first half of 1998 and 0.6 percentage points in the same period of 1997.Variability in claim emergence and settlement patterns and other trends in loss experience can result in future development patterns different than expected. After considering the additonal reserve strengthening to be recorded for Orion Specialty realignment, the Company believes that any such variability or development will generally continue at the low levels experienced in recent years, considering actions that have been taken to increase reserving levels,improve underwriting standards and emphasize loss prevention and control.

The Company limits both current losses and future development of losses by ceding business to reinsurers. The Company continually monitors the financial strength of its reinsurers and, to the Company's knowledge, has no material exposure with regard to potential unrecognized losses due to reinsurers having known financial difficulties.

INTEREST EXPENSE

Interest expense is $3.1 million and $6.2 million for the second quarters of 1998 and 1997, and $8.9 million and $12.3 million for the first half of 1998 and 1997, respectively. Interest expense declined in 1998 as a result of the repayment of the $100 million bank indebtedness of Guaranty National in February 1998 with proceeds from the issuance of the Company's 7.701% Trust Preferred Securities.

OTHER EXPENSES

Other expenses are $12.5 million and $10.6 million for the second quarters of 1998 and 1997, respectively, and $23.5 million and $21.7 million for the first half of 1998 and 1997, respectively. The increase is partly due to higher goodwill amortization from acquisitions in 1997 and 1998.

EQUITY IN EARNINGS (LOSS) OF AFFILIATE

Equity in earnings (loss) of affiliate consists of earnings (loss) from the Company's 24.7% investment in Intercargo. The Company records its share of Intercargo's results in the subsequent quarter.

FEDERAL INCOME TAXES

Federal income taxes (including tax benefits from subsidiary trust preferred securities) and the related effective tax rates are $14.9 million (28.1%) and $9.0 million (24.7%) for the second quarters of 1998 and 1997, respectively. The corresponding amounts for the first six months of 1998 and 1997 are $29.4 million (26.8%) and $19.0 million (24.5%), respectively. The Company's effective tax rates for 1998 and 1997 are less than the statutory tax rate of 35% primarily because of income derived from tax- advantaged securities.

MINORITY INTEREST EXPENSE

Minority interest expense in subsidiary Trust Preferred Securities of $3.3 million and $6.1 million for three months and six months ended June 30, 1998, and $1.8 million and $3.3 million for corresponding 1997 periods, respectively. Minority interest expense in subsidiary Trust Preferred Securities represents the financing cost, after the federal income tax benefit, on Orion's 8.73% and 7.701% Trust Preferred Securities. The increase in 1998 reflects minority interest expense associated with the issuance of $125 million 7.701% Trust Preferred Securities in February 1998.

Minority interest expense of $2.1 million and $3.7 million was recorded for the after-tax portion of Guaranty National's 1997 second quarter and six month earnings attributable to stockholders of Guaranty National other than the Company, respectively. Guaranty National became a wholly-owned subsidiary of the Company in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities decreased by $22.1 million to $12.8 million in the first six months of 1998 from $34.9 million in the same 1997 period. The decrease in operating cash flow for 1998 is the result of higher payments for losses, policy acquisition costs, federal income taxes, minority interest from subsidiary trust preferred securities and policyholders' dividends, and includes loss payments for the assumed reinsurance business exited by the Company in 1996 and acceleration of claim settlements. Furthermore, reinsurance recoverable has increased as a result of recent acquisitions. Partially offsetting these increased cash outflows are higher premiums collected, reflective of the Company's current rate of growth, as well as higher investment income collected and funds held for others.

The Company's investment activities provided $1.5 million of cash in the first six months of 1998 and used $147.7 million of cash in the first six months of 1997. Cash is used in investment activities primarily for purchases of investments and acquisition activities. Investment purchases are funded by maturities and sales of investments, as well as by the net cash from operating cash flows after cash provided by or used in financing activities. Cash used for acquisitions totaled $46.8 million (excluding acquired cash of $10.8 million) in the first six months of 1998. The Company paid $38.5 million, to Strickland for the purchase its non-standard personal automobile insurance business on April 30,1998 and $2.0 million in 1997 with $3.3 million of the purchase price retained by the Company in part to secure obligations of Strickland. On July 9, 1998 the Company paid approximately $32.5 million to United Grocers, Inc. for the purchase of Grocers Insurance with $4.0 million of the purchase price retained by the Company to secure obligations of United and Grocers.

The Company's financing activities used $2.3 million of cash for the first six months of 1998 and provided $114.8 million of cash for the same 1997 period. The net proceeds from the issuance of trust preferred securities by the Company provided $121.9 million and $123.0 million of cash in 1998 and 1997, respectively. Net proceeds from the issuance of the 7.701% Trust Preferred Securities were used to repay the $100 million bank indebtedness of Guaranty National in February 1998. Simultaneous with the acquisition of Strickland's non-standard personal automobile business, the Company repaid $9.4 million of assumed bank debt in the acquisition. Cash used in financing activities also includes dividend payments, scheduled debt repayments and payments related to the Company common stock repurchase program. Orion increased the quarterly dividend rate on its common stock by 12.5% and 14.3% in the second quarters of 1998 and 1997, respectively.

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

Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $239.3 million and $160.4 million at June 30, 1998 and December 31, 1997, respectively. The consolidated policyholders' surplus of Orion's insurance subsidiaries is $808.1 million and $789.0 million at June 30, 1998 and December 31, 1997, respectively. The Company's statutory operating leverage ratios of trailing twelve months net premiums written to policyholders' surplus is 1.8:1 at both June 30, 1998 and December 31, 1997.

The terms of Orion's indentures for its $100 million of 7.25% Senior Notes due 2005 and its $110 million of 9.125% Senior Notes due 2002 limit the amount of liens and guarantees by the Company and its ability to incur secured indebtedness without equally and ratably securing the senior notes. Management does not believe that these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At June 30, 1998 the Company is in compliance with the terms of its senior note indentures. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.


On January 13, 1997 Orion issued $125 million of 8.73% Junior Subordinated Deferrable Interest Debentures due January 1, 2037 (the "8.73% Debentures") to Orion Capital Trust I ("Trust I"), a Delaware statutory business trust sponsored by Orion. Trust I simultaneously sold $125 million of 8.73% capital securities (the "8.73% Trust Preferred Securities") which have substantially the same terms as the 8.73% Debentures. The net proceeds from the sale of the 8.73% Trust Preferred Securities were used in part for the acquisition of Guaranty National common stock in December 1997. The 8.73% Trust Preferred Securities may be redeemed without premium on or after January 1, 2007.

On February 2, 1998 Orion issued $125 million of 7.701% Junior Subordinated Deferrable Interest Debentures due April 15, 2028 (the "7.701% Debenture") to Orion Capital Trust II ("Trust II"), a Delaware statutory business trust sponsored by Orion. Trust II then sold $125 million of 7.701% capital securities (the "7.701% Trust Preferred Securities"), which have substantially the same terms as the 7.701% Debentures, in a private placement. The net proceeds from the sales of the 7.701% Trust Preferred Securities were used to repay $100 million bank indebtedness of Guaranty National in February 1998.

The 8.73% and 7.701% capital securities are subordinated to all liabilities of the Company. The Company may defer interest distributions on these capital securities; however, during any period when such cumulative distributions have been deferred, Orion may not declare or pay any dividends or distributions on its common stock.

On July 8, 1998 the Company entered into a credit agreement with a group of banks which provides for unsecured borrowings up to $150 million. The credit agreement expires on July 8, 2003 and provides for two one-year extension periods. The Company intends to use the credit facility for general corporate purposes which may include acquisitions. The credit agreement carries an annual facility fee on the unused amounts of the credit facility. Borrowings under the credit agreement bear interest at LIBOR (London Interbank Offerred Rate) plus a margin based upon the Company's credit ratings. The credit agreement requires the Company to maintain certain financial covenants including a maximum debt to total capitalization ratio of 0.4 to 1.0, as defined, and a minimum combined statutory surplus of $650 million plus 30% of the Company's aggregate combined annual statutory net income. The credit agreement limits the Company's ability to incur secured indebtedness or certain contingent obligations except for indebtedness secured by liens specifically permitted by the credit agreement and additional secured indebtedness with a principal amount not exceeding 10% of the Company's consolidated net worth, as defined. There are currently no borrowings under this credit agreement. Management does not believe that the credit agreement's covenants or limitations unduly restrict the Company's operations or limit Orion's ability to acquire additional indebtedness.

For the year-to-date period to August 7, 1998 the Company has repurchased 235,800 shares of its common stock at an aggregate cost of $11.6 million under a stock repurchase program approved by the Board of Directors. The Company's Board of Directors increased authorization for purchases of its common stock by an additional $50 million on August 4, 1998, increasing the remaining stock purchase authorization to $66.4 million at August 7, 1998.

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

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. This statement will be adopted by the Company in the fourth quarter of 1998. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements and presently expects that the adoption of this standard will have no impact on the Company's consolidated results of operation, financial position or cash flows.

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

                           PART II. OTHER INFORMATION

ITEM 1. - NONE

ITEM 2. - SECURITIES OF THE REGISTRANT.

     On September 11, 1996 the Board of Directors adopted the 1996 Equity Incentive Plan, pursuant to which options to purchase 700,000 shares were authorized for issuance. The Plan was approved by the stockholders on April 9, 1997.

     A Registration Statement on Form S-8 was filed with respect to the Plan on July 10, 1998 covering 1,400,000 shares (the original authorization, adjusted to give effect to a two-for-one stock split in July, 1997). Through June 30, 1998, 21,605 shares were, upon exercise of options awarded pursuant to the Plan, acquired by and issued to participants in the Plan.

ITEM 3. - NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Orion Annual Meeting of Stockholders held on May 28, 1998 ("Annual Meeting"), 27,529,520 shares of Orion Common Stock were outstanding and entitled to vote (the "Outstanding Common Stock") and 26,895,878 shares of Outstanding Common Stock or 97.7% consisting of a quorum, were represented at the Annual Meeting, in person or by proxy.

PROPOSAL 1

At the Annual Meeting the directors nominated were elected by the following votes:

                                      Number of Shares       Number of Shares
                                         Voted For               Withheld

W. Marston Becker                        26,702,949              192,929
Gordon F. Cheesbrough                    26,757,717              138,161
John C. Colman                           26,756,418              139,460
David H. Elliott                         26,741,773              154,105
Victoria R. Fash                         26,760,198              135,680
Robert H. Jeffrey                        26,757,129              138,749
Gordon W. Kreh                           26,761,521              134,357
Warren B. Lyons                          26,758,417              137,461
James K. McWilliams                      26,755,067              140,811
Ronald W. Moore                          26,760,941              134,937
William B. Weaver                        26,747,290              148,588

PROPOSAL 2

Shareholders ratified the selection of Deloitte & Touche LLP as the independent certified public accountants, as auditors for the Company for the year 1998. The vote was as follows:

26,797,844 shares or 99.64% of the Company's Common Stock represented at the meeting were voted FOR. 16,665 shares or .06% of the Company's Common Stock represented at the meeting were voted AGAINST.

81,369 shares or .30% of the Company's Common Stock represented at the meeting ABSTAINED.

There were no Broker Non-Votes on this proposal.

PROPOSAL 3

Shareholders approved the Orion Capital Corporation Employees' Stock Purchase Plan. The vote was as follows:

26,091,584 shares or 94.78% of the Company's outstanding Common Stock were voted FOR.

515,684 shares or 1.87% of the Company's outstanding Common Stock were voted AGAINST.

288,610 shares or 1.05% of the Company's outstanding Common Stock ABSTAINED.

There were no Broker Non-Votes on this proposal.

ITEM 5. - NONE

ITEM 6. -  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit 3(ii):           By-Laws of the Company, as amended on July
                         29, 1998.

Exhibit 4: Credit Agreement, dated as of July 8, 1998, between the Company, the lenders named therein, First Union National Bank, as Administrative Agent, Bank of America National Trust and Savings Association, as Documentation Agent, and Fleet National Bank, as Syndication Agent.

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

                                                   ORION CAPITAL CORPORATION

Date:  August 12, 1998                             By: /s/ W. Marston  Becker
                                                   --------------------------
                                                   Chairman of the Board and
                                                   Chief Executive Officer



Date:  August 12, 1998                             By: /s/ Donald W. Ebbert, Jr.
                                                   -----------------------------
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit 3(ii):          By-Laws of the Company, as amended on July
                        29, 1998.

Exhibit 4: Credit Agreement, dated as of July 8, 1998, between the Company, the lenders named therein, First Union National Bank, as Administrative Agent, Bank of America National Trust and Savings Association, as Documentation Agent, and Fleet National Bank, as Syndication Agent.

Exhibit 11:             Computation of Earnings Per Common Share


Exhibit 15:             Deloitte & Touche LLP Letter
                        Re:unaudited interim financial information


Exhibit 27:             Financial Data Schedule