Form 10-Q
period 1998-09-30
ORION CAPITAL CORP
filed 1998-11-13
CIK 74931

                                    CONFORMED
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                 (x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998

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

          Yes(x)                                            No ( )


27,092,000 shares of Common Stock, $1.00 par value, of the registrant were outstanding on October 30, 1998.


                        Exhibit Index Appears at Page 32

                            ORION CAPITAL CORPORATION
                                 FORM 10-Q INDEX
                    For the Quarter Ended September 30, 1998

                                                                           Page

PART I. FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements:
          Consolidated Balance Sheet at September 30, 1998 (Unaudited)
          and December 31, 1997                                           3 - 4

          Consolidated Statement of Earnings for the three and nine-
          months ended September 30, 1998 and 1997 (Unaudited)                5

          Consolidated Statement of Stockholders' Equity for the
          nine-months ended September 30, 1998 and 1997 (Unaudited),
          and for the year ended December 31, 1997                            6

          Consolidated Statement of Cash Flows for the nine-months
          ended September 30, 1998 and 1997 (Unaudited)                   7 - 8

          Notes to Consolidated Financial Statements (Unaudited)          9 -13

          Independent Accountants' Review Report                             14

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           15 - 29

PART II. OTHER INFORMATION                                                   30


                          PART I. FINANCIAL INFORMATION
                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS


                                                    September 30, 1998        December 31,
(In millions)                                         (Unaudited)                1997
------------------------------------------------------------------------------------------
Assets:
Investments: -
Fixed maturities, at amortized cost
   (market $271.9 - 1998 and $322.4 - 1997)             $   260.0              $   312.8
Fixed maturities, at market (amortized cost
   $1,330.0 - 1998 and $1,395.4 - 1997)                   1,394.3                1,469.8
Common stocks, at market (cost $163.3 -
   1998 and $163.0 - 1997)                                  195.3                  245.4
Non-redeemable preferred stocks, at market
   (cost $228.9 - 1998 and $183.6 - 1997)                   227.4                  193.1
Other long-term investments                                 107.9                   94.3
Short-term investments                                      292.8                  228.3
                                                        ---------              ---------

      Total investments                                   2,477.7                2,543.7

Cash                                                         38.5                    9.3
Accrued investment income                                    20.3                   29.6
Investment in affiliate                                      30.5                   31.3
Accounts and notes receivable                               226.1                  189.3
Reinsurance recoverables and prepaid reinsurance            820.2                  622.2
Deferred policy acquisition costs                           154.6                  147.1
Property and equipment                                       89.1                   70.8
Excess of cost over fair value of net assets acquired       168.6                  140.0
Other assets                                                177.3                  100.8
                                                        ---------              ---------

      Total assets                                      $ 4,202.9              $ 3,884.1
                                                        =========              =========

[FN]

           See Notes to Consolidated Financial Statements (Unaudited)


                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            September 30, 1998          December 31,
(In millions, except for share data)                           (Unaudited)                  1997
----------------------------------------------------------------------------------------------------
Liabilities:
Policy liabilities: -
  Losses                                                        $ 1,589.6               $ 1,476.4
  Loss adjustment expenses                                          416.9                   395.3
  Unearned premiums                                                 605.7                   551.6
  Policyholders' dividends                                           20.8                    20.5
                                                                ---------               ---------
Total policy liabilities                                          2,633.0                 2,443.8
Notes payable                                                       219.9                   310.2
Other liabilities                                                   384.6                   282.0
                                                                ---------               ---------
Total liabilities                                                 3,237.5                 3,036.0
                                                                ---------               ---------
Contingencies (Note 8)

Company-obligated mandatorily redeemable preferred
   capital securities of subsidiary trusts holding solely
   the junior subordinated debentures of the Company                250.0                   125.0

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares; issued
   and outstanding - none
Common stock, $1 par value; authorized 50,000,000
   shares; issued 30,675,300 shares                                  30.7                    30.7
Capital surplus                                                     149.7                   152.1
Retained earnings                                                   538.0                   469.5
Accumulated other comprehensive income                               62.9                   109.2
Treasury stock, at cost (3,497,737 shares -
  1998 and 3,069,756 shares -  1997)                                (58.2)                  (34.3)
Deferred compensation on restricted stock                            (7.7)                   (4.1)
                                                                ---------               ---------
    Total stockholders' equity                                      715.4                   723.1
                                                                ---------               ---------
    Total liabilities and stockholders' equity                  $ 4,202.9               $ 3,884.1
                                                                =========               =========

[FN]

           See Notes to Consolidated Financial Statements (Unaudited)


                    ORION CAPITAL CORPORATON AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                          Three Months Ended           Nine Months Ended
                                                            September 30,                September 30,
                                                      --------------------------  ---------------------------
(In millions, except for per share data)                 1998          1997          1998            1997
--------------------------------------------------------------------------------  ----------------------------
Revenues:
Premiums earned                                         $ 396.5       $ 347.4     $ 1,115.7       $ 1,006.6
Net investment income                                      22.3          40.8         106.2           122.3
Realized investment gains                                   0.4           5.2          52.1            29.3
Other income                                                2.1           5.0          14.7            15.2
                                                        -------       -------     ---------       ---------
 Total revenues                                           421.3         398.4       1,288.7         1,173.4
                                                        -------       -------     ---------       ---------
Expenses:
Losses incurred                                           223.0         177.3         600.7           520.8
Loss adjustment expenses                                   57.7          51.8         163.0           153.0
Amortization of deferred policy acquisition costs         101.7          99.5         305.6           287.6
Other insurance expenses                                   24.4           9.5          39.1            26.1
Dividends to policyholders                                  9.7           7.9          23.3            17.8
Interest expense                                            6.0           6.2          14.9            18.5
Other expenses                                              6.4           8.5          29.9            30.1
Restructuring expenses and other (Note 3)                 (15.3)            -         (15.3)              -
                                                        -------       -------     ---------       ---------
 Total expenses                                           413.6         360.7       1,161.2       $ 1,053.9
                                                        -------       -------     ---------       ---------
Earnings before equity in earnings (loss) of
  affiliate, federal income taxes and minority
  interest expense                                          7.8          37.7         127.5           119.5
Equity in earnings (loss) of affiliate                      0.2           0.4          (0.4)            1.3
                                                        -------       -------     ---------       ---------
Earnings before federal income taxes and
  minority interest expense                                 8.0          38.1         127.1           120.8
Federal income taxes                                        2.3           9.7          35.0            30.5
Minority interest expense:
  Subsidiary trust preferred securities, net
    of federal income taxes                                 3.4           1.8           9.4             5.1
  Subsidiary net earnings                                     -           2.1             -             5.8
                                                        -------       -------     ---------       ---------
 Net earnings                                           $   2.3       $  24.5     $    82.7       $    79.4
                                                        =======       =======     =========       =========
 Net earnings per basic common share                    $  0.08       $  0.90     $    3.02       $    2.91
                                                        =======       =======     =========       =========
 Net earnings per diluted common share                  $  0.08       $  0.88     $    2.95       $    2.85
                                                        =======       =======     =========       =========

[FN]

           See Notes to Consolidated Financial Statements (Unaudited)

                    ORION CAPITAL CORPORATON AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                        Nine Months Ended         Nine Months Ended          Year Ended
                                        September 30, 1998       September 30, 1997       December 31, 1997
(In millions)                              (Unaudited)               (Unaudited)
---------------------------------------------------------------------------------------------------------------
Common Stock:
Balance, beginning of period             $  30.7                  $  15.3                   $  15.3
Stock issued in 2-for-1
common stock split                             -                     15.4                      15.4
                                         -------                  -------                   -------
Balance, end of period                   $  30.7                  $  30.7                   $  30.7
                                         =======                  =======                   =======
Capital Surplus:
Balance, beginning of period             $ 152.1                  $ 158.6                   $ 158.6
Exercise of stock options and net
issuance of restricted stock                (2.4)                     0.5                       0.5
Acquisition of Guaranty National               -                        -                       8.4
Stock issued in 2-for-1
common stock split                             -                    (15.4)                    (15.4)
                                         -------                  -------                   -------
Balance, end of period                   $ 149.7                  $ 143.7                   $ 152.1
                                         =======                  =======                   =======
Retained Earnings:
Balance, beginning of period             $ 469.5                  $ 370.8                   $ 370.8
Net earnings                                82.7     $  82.7         79.4    $  79.4          115.8     $ 115.8
                                                     -------                 -------                    -------
Dividends declared                         (14.2)                   (12.7)                    (17.1)
                                         -------                  -------                   -------
Balance, end of period                   $ 538.0                  $ 437.5                   $ 469.5
                                         =======                  =======                   =======
Accumulated Other
Comprehensive Income:
Balance, beginning of period             $ 109.2                  $  70.1                   $  70.1
Unrealized investment
gains (losses), net of taxes                          (46.5)                    42.7                       41.3
Unrealized foreign exchange
translation gains (losses), net of taxes                0.2                     (1.1)                      (2.2)
                                                    -------                  -------                    -------
Other comprehensive income (loss)          (46.3)     (46.3)         41.6       41.6           39.1        39.1
                                         -------    -------       -------    -------        -------     -------
Comprehensive income                                $  36.4                  $ 121.0                    $ 154.9
                                                    =======                  =======                    =======
Balance, end of period                   $  62.9                  $ 111.7                   $ 109.2
                                         =======                  =======                   =======
Treasury Stock:
Balance, beginning of period             $ (34.3)                 $ (35.0)                  $ (35.0)
Exercise of stock options and net
issuance of restricted stock                11.4                      1.7                       3.2
Acquisition of treasury stock              (35.3)                    (1.5)                     (2.5)
                                         -------                  -------                   -------
Balance, end of period                   $ (58.2)                 $ (34.8)                  $ (34.3)
                                         =======                  =======                   =======
Deferred Compensation on
Restricted Stock:
Balance, beginning of period             $  (4.1)                 $  (3.1)                  $  (3.1)
Net issuance of restricted stock            (4.8)                    (1.6)                     (1.9)
Amortization of deferred
compensation on restricted stock             1.2                      0.7                       0.9
                                         -------                  -------                   -------
Balance, end of period                   $  (7.7)                 $  (4.0)                  $  (4.1)
                                         =======                  =======                   =======

[FN]

           See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended September 30,
                                                         -------------------------------
(In millions)                                               1998                1997
----------------------------------------------------------------------------------------
Cash flows from operating activities:
Premiums collected                                       $ 1,144.4           $ 1,034.6
Net investment income collected                              111.4               104.4
Losses and loss adjustment expenses paid                    (728.5)             (658.4)
Policy acquisition costs paid                               (343.2)             (307.2)
Dividends paid to policyholders                              (23.1)              (19.0)
Interest paid                                                (18.3)              (22.2)
Payments on trust preferred securities                       (12.8)               (5.1)
Federal income tax payments                                  (43.6)              (23.2)
Other payments                                               (61.7)              (26.1)
                                                         ---------           ---------
Net cash provided by operating activities                     24.6                77.8
                                                         ---------           ---------
Cash flows from investing activities:
Maturities of fixed maturity investments                     170.4               107.4
Sales of fixed maturity investments                          613.1               231.9
Sales of equity securities                                   337.6               134.1
Investments in fixed maturities                             (595.3)             (509.4)
Investments in equity securities                            (338.3)             (135.9)
Net purchases of short-term investments                      (73.3)              (26.5)
Acquisition of businesses, net of cash acquired              (61.6)                  -
Sale of business, net of cash sold                            13.4                   -
Purchases of property and equipment                          (20.9)              (11.6)
Other receipts (payments)                                    (17.5)               13.7
                                                         ---------           ---------
Net cash provided by (used in) investing activities           27.6              (196.3)
                                                         ---------           ---------
Cash flows from financing activities:
Net proceeds from issuance of trust preferred securities     121.9               123.0
Net repayments of notes payable                              (99.5)               (0.6)
Dividends paid to stockholders                               (13.6)              (13.2)
Purchases of common stock                                    (32.9)               (1.4)
Proceeds from exercise of stock options                        1.1                 0.4
Other receipts                                                   -                 1.3
                                                         ---------           ---------
Net cash provided by (used in) financing activities          (23.0)              109.5
                                                         ---------           ---------
Net increase (decrease) in cash                               29.2                (9.1)
Cash balance, beginning of period                              9.3                11.6
                                                         ---------           ---------
Cash balance, end of period                              $    38.5           $     2.5
                                                         =========           =========

[FN]

           See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                   (UNAUDITED)


                                                           Nine Months Ended September 30,
                                                           -------------------------------
(In millions)                                                1998                 1997
------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash
provided by operating activities:
Net earnings                                               $ 82.7               $ 79.4
                                                           ------               ------

Adjustments:
Depreciation and amortization                                12.5                  9.4
Amortization of excess of cost over fair
value of net assets acquired                                  4.6                  2.3
Deferred federal income taxes                                (7.5)                 0.3
Amortization of fixed maturity investments                   (1.1)                (1.7)
Non-cash investment loss (income)                             4.0                (13.4)
Equity in (earnings) loss of affiliate,
   net of dividends received                                  0.8                 (1.0)
Realized investment gains                                   (52.1)               (29.3)
Restructuring expenses and other (Note 3)                   (15.3)                   -
Minority interest in subsidiary earnings                        -                  5.8

Changes in assets and liabilities, net of acquisitions,
   divestiture and restructuring:
Decrease (increase) in accrued investment income              9.5                 (2.3)
Increase in accounts and notes receivable                   (40.8)                (2.8)
Increase in reinsurance recoverable
   and prepaid reinsurance                                  (66.5)                (4.7)
Increase in deferred policy acquisition costs               (12.3)                (9.2)
Increase in other assets                                    (28.5)                (8.2)
Increase (decrease) in losses                                42.6                (14.1)
Increase in loss adjustment expenses                         24.1                 33.5
Increase in unearned premiums                                40.7                 12.7
Increase (decrease) in policyholders' dividends               0.2                 (1.2)
Increase in other liabilities                                27.0                 22.3
                                                           ------               ------
 Total adjustments and changes                              (58.1)                (1.6)
                                                           ------               ------
Net cash provided by operating activities                  $ 24.6               $ 77.8
                                                           ======               ======

[FN]

           See Notes to Consolidated Financial Statements (Unaudited)


                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  Nine Months Ended September 30, 1998 and 1997

Note 1 - Basis of Financial Statement Presentation

     The consolidated financial statements and notes thereto are prepared in accordance with generally accepted accounting principles for property and casualty insurance companies. The consolidated financial statements include Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company"). The Company's investment in its unconsolidated affiliate (Intercargo Corporation) is accounted for using the equity method. All material intercompany balances and transactions have been eliminated.

     The Company completed a tender offer that increased its ownership of Guaranty National Corporation ("Guaranty National") from 81% to 100% in December 1997. A minority interest charge was recorded by the Company for the portion of Guaranty National's earnings attributable to the shares not owned by the Company in 1997 until it became a wholly-owned subsidiary.

     As of January 1, 1998 the Company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with shareholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments. This standard requires additional disclosures and does not affect the Company's financial position or results of operations.

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

Note 2 - Acquisitions

         On April 30, 1998 the Company completed the acquisition of the non-standard personal automobile insurance business of North Carolina - based Strickland Insurance Group, Inc. ("Strickland"). The acquisition included two insurance companies, a premium finance company, a claim adjusting company and a general agency in Florida. In 1997, Strickland reported approximately $99 million of personal automobile gross premiums written and $46 million of net premiums written. The purchase price was $44.0 million in cash, subject to adjustment, and included acquisition expenses of $0.2 million. The Company made cash payments of $38.5 million to Strickland on April 30, 1998 and $2.0 million in 1997, with $3.3 million of the purchase price retained by the Company in part to secure obligations of Strickland. Simultaneous with the acquisition, the Company repaid $9.4 million of Strickland bank debt. The acquisition includes a purchase price contingency for loss development incurred by the acquired business during the period from the acquisition date to December 31, 2000 relating to accident years prior to the acquisition date. The Company used cash and short-term investments to fund the acquisition and debt payments. The acquisition was accounted for as a purchase and accordingly, the acquired business has been included in the Company's consolidated financial statements from the date of acquisition. The total consideration exceeded the fair value of the net assets acquired by approximately $28.9 million, subject to adjustment, and is being amortized over 25 years.

On July 9, 1998 the Company completed the acquisition of Grocers Insurance Group ("Grocers") from United Grocers, Inc ("United"). Grocers is an Oregon-based specialty insurance holding company serving the grocery and food service industry. In 1997, Grocers reported approximately $23 million of net premiums written, principally general liability, property and workers compensation with the majority of its volume concentrated in the Northwestern states. The purchase price was $36.7 million in cash including acquisition expenses of $ 0.4 million. The Company paid approximately $32.3 million to United at closing. The Company retained $4.0 million of the purchase price to secure obligations of United and Grocers. The Company used cash and short-term investments to fund the purchase. The acquisition was accounted for as a purchase and accordingly, Grocers has been included in the Company's consolidated financial statements from the date of acquisition. The total consideration exceeded the fair value of the net assets acquired by approximately $7.7 million, subject to adjustment , and is being amortized over 25 years.

Note 3 - Orion Specialty Realignment

     In the third quarter of 1998, the Company announced the realignment of its Orion Specialty unit because it has not met the Company's profitability expectations. The realignment will result in Orion Specialty's continued shift away from commodity business, primarily commercial auto and transportation, to a smaller number of more client-focused programs and specialty niches. The realignment includes the cancellation of approximately $100 million in annualized net written premiums of unprofitable commodity and marginal lines of business, the reduction of approximately 90 employees related to the cancelled business, and the sale of Colorado Casualty. Colorado Casualty produced approximately $55 million in annual net premiums but consists largely of business that does not fit the Company's specialization strategy. The Company expects to complete the realignment in 1999.

     The Company recorded severance and program termination expenses of $7.0 million and asset write downs of $1.9 million related to the cancelled business in the third quarter of 1998. On September 29, 1998, the Company sold Colorado Casualty to Liberty Mutual Insurance Company resulting in a pre-tax gain of approximately $24.2 million. Charges for severance and program termination expenses and asset write-offs, and the gain from the sale of Colorado Casualty, representing a pre-tax gain of $15.3 million, are reflected as "Restructuring expenses and other" in the consolidated statement of earnings. The liability for severance and program termination expenses was reduced to $6.8 million at September 30, 1998 for cash payments related to program terminations.

     In connection with the realignment, in the third quarter of 1998, the Company completed a detailed actuarial analysis for the business to be cancelled. As a result of this actuarial study, the Company recorded a provision for losses and loss adjustment expenses of $27.8 million in the third quarter of 1998.

Note 4 - Investment in Affiliate

     As of September 30, 1998 the Company owned 24.7% of the common stock of Intercargo Corporation ("Intercargo"), a publicly held company. The Company records its share of Intercargo's operating results on a quarterly lag basis, after Intercargo has reported its financial results. Summarized financial information of Intercargo as reflected by the Company for the three and nine months ended September 30, 1998 and 1997 is as follows:


                                                  Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                              -------------------------       ----------------------
(In millions)                                   1998             1997           1998          1997
----------------------------------------------------------------------------------------------------

Premiums earned                               $ 13.1             $ 13.8       $ 41.7          $ 43.9
Investment and other income                      3.0                1.3          6.7             6.3
Equity in earnings of affiliate                    -                1.4            -             3.4
                                              -------------------------       ----------------------
   Total revenues                               16.1               16.5         48.4            53.6
Expenses                                        14.5               14.2         46.2            46.0
                                              -------------------------       ----------------------
Earnings before federal income taxes             1.6                2.3          2.2             7.6
Federal income taxes                            (0.3)              (0.3)        (2.6)           (0.9)
                                              -------------------------       ----------------------
   Net earnings (losses)                      $  1.3             $  2.0       $ (0.4)         $  6.7
                                              =========================       ======================
Company's proportionate share,
   including goodwill amortization            $  0.2             $  0.4       $ (0.4)         $  1.3
                                              =========================       ======================

Note 5 - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information.

                                                  Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                               -----------------------        ----------------------
(In millions)                                    1998           1997            1998          1997
----------------------------------------------------------------------------------------------------

Direct premiums written                        $  485.2        $  394.3       $1,395.7      $1,142.6
Reinsurance assumed                                20.0            18.8           65.7          74.0
                                               ------------------------       ----------------------
Gross premiums written                            505.2           413.1        1,461.4       1,216.6
Reinsurance ceded                                 (97.9)          (61.6)        (300.3)       (190.6)
                                               ------------------------       ----------------------
Net premiums written                           $  407.3        $  351.5       $1,161.1      $1,026.0
                                               ========================       ======================

Direct premiums earned                         $  464.2        $  379.0       $1,342.3      $1,113.2
Reinsurance assumed                                38.9            27.0          79.1          89.6
                                               ------------------------       ----------------------
Gross premiums earned                             503.1           406.0        1,421.4       1,202.8
Reinsurance ceded                                (106.6)          (58.6)        (305.7)       (196.2)
                                               ------------------------       ----------------------
Net premiums earned                            $  396.5        $  347.4       $1,115.7      $1,006.6
                                               ========================       ======================
Loss and loss adjustment expenses
   incurred recoverable from reinsurers        $  143.0        $   56.5       $  308.8      $  130.7
                                               ========================       ======================

Note 6 - Trust Preferred Securities

The Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely the junior subordinated debentures of the Company ("Trust Preferred Securities") comprise the following:

                                           September 30,           December 31,
(In millions)                                  1998                   1997
-------------------------------------------------------------------------------
8.73% Trust Preferred Securities
  due January 1, 2037                        $ 125.0                $ 125.0
7.701% Trust Preferred Securities
  due April 15, 2028                           125.0                      -
                                             -------                -------
                                             $ 250.0                $ 125.0
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

Note 7 - Stockholders' Equity and Earnings Per Common Share

     In the nine months ended September 30, 1998 the Company repurchased 750,300 shares of its common stock at an aggregate cost of $32.9 million under the Company's stock repurchase program and 45,153 shares at an aggregate cost of $2.4 million relating to the Company's employee benefit plans. The Company's Board of Directors increased authorization for purchases of its common stock by an additional $50 million on August 4, 1998. The remaining stock purchases authorization was $42.5 million at October 30, 1998.

     Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding during the period excluding dilution. Diluted earnings per share reflects the potential decrease that could occur if all stock options and other stock-based awards were exercised and converted into common stock, if their effect is dilutive. The weighted average common shares were 27,215,000 and 27,335,000 for the three months ended, and 27,357,000 and 27,313,000 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average common and diluted equivalent shares were 27,853,000 and 27,881,000 for the three months ended, and 28,051,000 and 27,828,000 for the nine months ended September 30, 1998 and 1997, respectively.

Note 8 - Contingencies

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

Note 9 - Accumulated Other Comprehensive Income

Accumulated other comprehensive income balances, net of taxes, are as follows:

                                          Unrealized           Unrealized Foreign         Accumulated Other
                                       Investment Gains        Exchange Translation        Comprehensive
                                           (Losses)              Gains (Losses)             Income (Loss)
(In millions)
------------------------------------------------------------------------------------------------------------
Nine Months ended Sept. 30, 1998:
Balance, beginning of period               $ 113.6                 $  (4.4)                   $ 109.2
Current period change                        (46.5)                    0.2                      (46.3)
                                           -------                 -------                    -------
Balance, end of period                     $  67.1                 $  (4.2)                   $  62.9
                                           =======                 =======                    =======

Nine Months ended Sept. 30, 1997:
Balance, beginning of period               $  72.3                 $  (2.2)                   $  70.1
Current period change                         42.7                    (1.1)                      41.6
                                           -------                 -------                    -------
Balance, end of period                     $ 115.0                 $  (3.3)                   $ 111.7
                                           =======                 =======                    =======
Year ended December 31, 1997:
Balance, beginning of year                 $  72.3                 $  (2.2)                   $  70.1
Current year change                           41.3                    (2.2)                      39.1
                                           -------                 -------                    -------
Balance, end of year                       $ 113.6                 $  (4.4)                   $ 109.2
                                           =======                 =======                    =======

     The pretax unrealized investment gains (losses) were $(71.5) million and $65.0 million for the nine months ended September 30, 1998 and 1997, respectively, and $62.9 million for the year ended December 31, 1997. The pre-tax unrealized foreign exchange translation gains (losses) were $0.3 million and $(1.7) million for the nine months ended September 30, 1998 and 1997, respectively, and $(3.4) million for the year ended December 31, 1997.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




Board of Directors and Stockholders
Orion Capital Corporation
Farmington, Connecticut

         We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of September 30, 1998, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1998 and 1997, and the statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP


Hartford, Connecticut
October 23, 1998

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                     GENERAL

Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The Company reports its insurance operations in three segments. In addition, the miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as a fourth segment. As a result of the acquisition of Guaranty National, the 1997 segment disclosures have been revised to conform with the current basis of presentation. The three insurance segments as of September 30, 1998 are as follows:

Regional Operations - this segment includes the workers compensation insurance products and services sold by the EBI Companies ("EBI").

Special Programs - this segment comprises the following:

     DPIC Companies ("DPIC"), which markets professional liability insurance;

     Orion Specialty, which writes client-focused specialty insurance programs;

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

The Company increased its ownership of Guaranty National to 100% in December 1997. The Company increased its ownership in Guaranty National, in part, to provide Guaranty National with additional financing options, on terms that may not be available to it as an independent entity, so that it can continue its expansion in the non-standard personal automobile insurance business. Beginning in 1998, the commercial business lines of Guaranty National were consolidated with Connecticut Specialty to form a new company named Orion Specialty. Following the formation of Orion Specialty, Guaranty National became a personal non-standard automobile insurance operation. Orion Specialty focuses on specialty commercial insurance.

On April 30, 1998 the Company completed the acquisition of the non-standard personal automobile insurance business of North Carolina - based Strickland Insurance Group, Inc. ("Strickland"). The acquisition included two insurance companies, a premium finance company, a claim adjusting company and a general agency in Florida. In 1997, Strickland reported approximately $99 million of personal automobile gross premiums written and $46 million of net premiums written. The purchase price was $44.0 million in cash subject to adjustment. The acquisition was accounted for as a purchase and accordingly, the acquired business has been included in the Company's consolidated financial statements from the date of acquisition. The total consideration exceeded the fair value of the acquired net assets by approximately $28.9 million, subject to adjustment, and is being amortized over 25 years.

On July 9, 1998 the Company completed the acquisition of Grocers Insurance Group ("Grocers") from United Grocers, Inc. for $36.7 million in cash including acquisition expenses of $0.4 million. Grocers is an Oregon-based specialty insurance holding company serving the grocery and food service industry. In 1997, Grocers wrote approximately $23 million of net premiums, principally general liability, property and workers compensation with the majority of its volume concentrated in the Northwestern states. The acquisition was accounted for as a purchase and accordingly, Grocers has been included in the Company's consolidated financial statements from the date of acquisition. The total consideration exceeded the fair value of the net assets acquired by approximately $7.7 million and is being amortized over 25 years.

     In the third quarter of 1998, the Company announced the realignment of its Orion Specialty unit because it has not met the Company's profitability expectations. The realignment will result in Orion Specialty's continued shift away from commodity business, primarily commercial auto and transportation, to a smaller number of more client-focused programs and specialty niches. The realignment includes the cancellation of approximately $100 million in annualized net written premiums of unprofitable commodity and marginal lines of business, the reduction of approximately 90 employees related to the cancelled business, and the sale of Colorado Casualty. Colorado Casualty produced approximately $55 million in annual net premiums but consists largely of business that does not fit the Company's specialization strategy. The Company expects to complete the realignment in 1999.

         The Company recorded severance and program termination expenses of $7.0 million and asset write downs of $1.9 million related to the cancelled business in the third quarter of 1998. On September 29, 1998, the Company sold Colorado Casualty to Liberty Mutual Insurance Company resulting in a pre-tax gain of approximately $24.2 million.

     In connection  with the  realignment,   in the third quarter of 1998,  the
Company completed a detailed actuarial analysis for the business to be cancelled. As a result of this actuarial study, the Company recorded a provision for losses and loss adjustment expenses of $27.8 million in the third quarter of 1998.

                              RESULTS OF OPERATIONS

Overview

Earnings (loss) by segment before federal income taxes and minority interest expense are summarized as follows:

                                         Three Months Ended                         Nine Months Ended
                                            September 30,                              September 30,
                                   ----------------------------------        ----------------------------------
(In millions)                      1998          1997        % Change        1998          1997        % Change
---------------------------------------------------------------------------------------------------------------

Regional Operations                $ 10.8        $ 22.9        -52.9%        $ 63.7       $  60.4          5.6%
Special Programs                     (9.1)          9.6       -194.1%          48.3          47.2          2.4%
Guaranty National                     7.3           9.8        -25.2%          25.6          26.4         -3.2%
                                   ----------------------------------        ----------------------------------
                                      9.0          42.3        -78.7%         137.6         134.0          2.7%
Other                                (1.0)         (4.2)       -75.7%         (10.5)        (13.2)       -20.3%
                                   ----------------------------------        ----------------------------------
                                   $  8.0        $ 38.1        -79.0%        $127.1       $ 120.8          5.2%
                                   ==================================        ==================================




Operating  earnings,  after-tax realized  investment gains, net earnings and per diluted common share amounts are summarized as follows:
                                         Three Months Ended                         Nine Months Ended
                                            September 30,                              September 30,
                                   ------------------------------------   -------------------------------------
(In millions, except share data)   1998          1997        % Change        1998          1997        % Change
---------------------------------------------------------------------------------------------------------------

Operating earnings                 $ 2.0         $ 21.6        -90.9%        $ 48.8        $ 61.3         -20.4%
After-tax realized investment
   gains                             0.3            2.9        -88.5%          33.9          18.1          87.1%
                                   ----------------------------------        -----------------------------------
Net earnings                       $ 2.3         $ 24.5        -90.6%        $ 82.7        $ 79.4           4.1%
                                   ==================================        ===================================

Per diluted common share:
Operating earnings                 $0.07         $ 0.78        -90.9%        $ 1.74        $ 2.20         -21.1%
After-tax realized investment
   gains                            0.01           0.10        -88.5%          1.21          0.65          85.6%
                                   ----------------------------------        -----------------------------------
Net earnings                       $0.08         $ 0.88        -90.6%        $ 2.95        $ 2.85           3.3%
                                   ==================================        ===================================


Operating earnings represents earnings after taxes, excluding net realized investment gains. Operating earnings of $2.0 million in the third quarter of 1998 reflects the realignment of Orion Specialty and losses from the Company's limited partnership investments. The Company recorded a $12.5 million net pre-tax charge, or $.35 per diluted share on an after-tax basis, in connection with the realignment of Orion Specialty and related reserve strengthening for cancelled business. Furthermore, the Company reported pre-tax investment losses of $14.1 million, or $.33 per diluted share on an after-tax basis, related to declines in the value of the Company's limited partnership investments which are accounted for on an equity basis. These charges and losses have offset the continued strong operating performance from the Company's insurance operations, in particular EBI, DPIC and Guaranty National, and are combined with significant increases in year-to-date after-tax realized investment gains to arrive at net earnings. Weighted average common shares and diluted equivalents outstanding were 27,853,000 for the third quarter of 1998 and 28,051,000 for the nine months ended September 30, 1998 and 27,881,000 and 27,828,000, for the corresponding 1997 periods, respectively.

                                    REVENUES

Revenues are summarized as follows:

                                        Three Months Ended                           Nine Months Ended
                                           September 30,                               September 30,
                               ----------------------------------        ----------------------------------
(In millions)                    1998         1997       % Change          1998         1997       % Change
-----------------------------------------------------------------------------------------------------------


Net premiums written           $ 407.3     $ 351.5         15.9%         $ 1,161.1    $ 1,026.0       13.2%
                               =================================         ==================================
Net premiums earned            $ 396.5     $ 347.4         14.1%         $ 1,115.7    $ 1,006.6       10.8%
Net investment income             22.3        40.8        -45.3%             106.2        122.3      -13.2%
Realized investment gains          0.4         5.2        -91.8%              52.1         29.3       77.8%
Other                              2.1         5.0        -58.3%              14.7         15.2       -2.7%
                               ---------------------------------         ----------------------------------
                               $ 421.3     $ 398.4          5.8%         $ 1,288.7    $ 1,173.4        9.8%
                               =================================         ==================================


Premiums Written

The Company's net premiums written by segment are as follows:

                                        Three Months Ended                          Nine Months Ended
                                           September 30,                              September 30,
                               ----------------------------------       -----------------------------------
(In millions)                    1998         1997       % Change          1998         1997       % Change
-----------------------------------------------------------------------------------------------------------

Regional Operations            $ 132.0     $ 99.2          33.1%        $  349.4     $  277.0         26.2%
Special Programs                 168.1      168.3          -0.1%           501.9        500.5          0.3%
Guaranty National                107.2       84.0          27.6%           309.8        248.5         24.7%
                               ---------------------------------        -----------------------------------
                               $ 407.3     $351.5          15.9%        $1,161.1     $1,026.0         13.2%
                               =================================        ===================================


In November 1996, the Company sold the renewal book of business of its assumed reinsurance operation to concentrate on businesses where the Company can better service its specialized niche markets. Excluding premiums from this operation, the Company's net premiums written increased by 16.3% in the third quarter of 1998 and 14.3% in the first nine months of 1998 over the same 1997 periods.

Regional Operations

Net premiums written for Regional Operations increased by 33.1% in the third quarter of 1998 and 26.2% in the first nine months of 1998 from the comparable 1997 periods largely due to new business written through EBI's multi-state program established last year and continued geographic expansion and penetration, partly offset by the impact of statutory rate reductions of last year.



Special Programs

Net premiums written from Special Programs are as follows:

                                  Three Months Ended                          Nine Months Ended
                                     September 30,                              September 30,
                            --------------------------------           ---------------------------------
(In millions)                 1998       1997       % Change            1998        1997        % Change
--------------------------------------------------------------------------------------------------------

Orion Specialty             $  83.4     $ 101.4        -17.7%          $ 288.7     $ 305.1         -5.4%
DPIC                           46.6        51.1         -8.8%            138.5       142.0         -2.4%
McGee                          38.2        14.7        160.4%             75.1        43.3         73.5%
                            ---------------------------------          ---------------------------------
                              168.2       167.2          0.7%            502.3       490.4          2.4%
Assumed reinsurance            (0.1)        1.1       -109.4%             (0.4)       10.1       -104.3%
                            ---------------------------------          ---------------------------------
                            $ 168.1     $ 168.3         -0.1%          $ 501.9     $ 500.5          0.3%
                            =================================          =================================


Net premiums written by DPIC for professional liability insurance decreased in 1998 compared to 1997 primarily as a result of rate reductions in a very competitive professional liability insurance market offset in part by continual high levels of policy renewals and growth in project policies.

Orion Specialty's net premiums written decreased in 1998 compared to 1997 due to the cancellation of unprofitable commodity and marginal lines of business primarily related to the realignment of Orion Specialty. Cancelled programs with the largest year-over-year impact on net premiums written were truck liability, ocean marine, coal mine, and non-standard automobile personal injury protection. Net premiums written also reflect lower premiums from Orion Specialty's collateral protection business. These decreases were partly offset by higher premiums from Colorado Casualty, which was sold on September 29, 1998 as part of the realignment of Orion Specialty, and from the acquisition of Grocers Insurance on July 9, 1998.

McGee's net premiums written increased in 1998 compared to 1997 due to the Company's greater participation in the underwriting pools managed by McGee and increased premium retention reflecting a change in McGee's reinsurance programs. The Company's participation in McGee's United States pool is approximately 71% and 52% in 1998 and 1997, respectively. Participation in McGee's Canadian pool is approximately 72% and 61% in 1998 and 1997, respectively.

Guaranty National

The net premiums written growth in 1998 over the comparable 1997 periods is primarily due to the acquisitions of Strickland and Unisun Insurance Company, modest year-to-date growth in the monthly product business in California, and increases in premiums from the Northwestern states, offset in part by modest rate reductions due from a very competitive market. Premium growth in California is primarily attributed to enacted legislation requiring all drivers to maintain liability insurance.

Premiums Earned

The Company's premiums earned increased 14.1% and 10.8% in the third quarter and first nine months of 1998 compared to the same 1997 periods, respectively. Premiums earned reflect the recognition of income from the changing levels of net premium writings.

Net Investment Income

Pre-tax net investment income was $106.2 million and $122.3 million for the nine months of 1998 and 1997, and $22.3 million and $40.8 million for the corresponding third quarter periods, respectively. Net investment income in the third quarter of 1998 was negatively impacted by losses of $14.1 million on the Company's limited partnership investments which are accounted for on an equity basis. The pre-tax yields on the average investment portfolio were 5.9% for the nine months of 1998 and 7.0% for the nine months of 1997, with after-tax yields of 4.5% and 5.3%, respectively. Excluding equity earnings (losses) in limited partnership investments, the pre-tax yields on the average investment portfolio were 6.3% and 6.5% in the nine months of 1998 and 1997, respectively. The pre-tax investment yields have also been impacted by a shifting of the Company's investment portfolio from taxable to tax-advantage securities during 1998. Net investment income was favorably affected by a modestly higher average investment base in 1998 as compared to 1997, reflecting positive operating cash flow and net cash provided by investing activities.

Net investment income reflects equity losses in limited partnership investments of $14.1 million and $5.1 million for the third quarter and nine months of 1998, respectively, and equity earnings of $3.8 million and $12.3 million in the same 1997 periods. As a result of recent volatility and declines in the financial markets, three of the Company's limited partnership investments significantly declined in value in the third quarter of 1998. Earnings (losses) from limited partnership investments can vary considerably from year-to-year. The Company's long-term experience with limited partnership investments has been quite favorable. The Company plans to reduce its proportion of limited partnership investments to total investments from 4.2% at September 30, 1998 by exiting some of the more volatile partnerships in 1999.

Fixed maturity investments, which the Company has both the positive intent and the ability to hold to maturity, are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value. The carrying value of fixed maturity and short-term investments is $1,947.2 million at September 30, 1998 and $2,010.9 million at December 31, 1997, or approximately 77.4% and 78.8% of the Company's cash and investments, respectively.

The Company's investment philosophy is to achieve a superior rate of return after taxes, while maintaining a proper balance of safety, liquidity, maturity and marketability. The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At September 30, 1998 and December 31, 1997, the Company's investments in non-investment grade and non-rated fixed maturity securities were carried at $225.9 million and $256.7 million, respectively. These investments represented a total of 9.0% and 10.1% of cash and investments and 5.4% and 6.6% of total assets at September 30, 1998 and December 31, 1997, respectively.

Realized Investment Gains

Net realized investment gains are $52.1 million and $29.3 million for the nine months of 1998 and 1997, and $0.4 million and $5.2 million for corresponding third quarter periods, respectively. Approximately 25% of the year-to-date 1998 net realized investment gains resulted from the sale of two investments in entities which were acquired or taken public during the first quarter. Realized investment gains may be reduced by provisions for losses on securities deemed to be other-than-temporarily impaired. Impairment provisions of $2.5 million and $1.8 million were recognized in the nine months ended September 30, 1998 and 1997, respectively. Any such provision is based on available information at the time and is made in consideration of the decline in the financial condition of the issuers of such securities. Realized investment gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other-than-temporary impairment of investments, and other factors. Net unrealized investment gains, after taxes, recorded in stockholders' equity were $67.1 million and $113.6 million at September 30, 1998 and December 31, 1997. Such amounts can vary significantly depending upon fluctuations in the financial markets.

                               EXPENSES AND OTHER

Operating Ratios

The following table sets forth certain ratios of insurance operating expenses to premiums earned:

                                                 Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
                                               -----------------------           ---------------------
                                                1998            1997              1998           1997
------------------------------------------------------------------------------------------------------

Loss and loss adjustment expenses               70.8%           65.9%             68.5%          66.9%
Policy acquisition costs and other
   insurance expenses                           31.7%           31.4%             30.8%          31.2%
                                               ----------------------            ---------------------
   Total before policyholders' dividends       102.5%           97.3%             99.3%          98.1%
Policyholders' dividends                         2.5%            2.3%              2.1%           1.8%
                                               ----------------------            ---------------------
   Combined ratio                              105.0%           99.6%            101.4%          99.9%
                                               ======================            =====================

Loss and loss adjustment expenses
   ratio by segment:
     Regional Operations                        56.2%           49.4%             56.9%          55.5%
     Special Programs                           83.7%           73.2%             75.8%          71.2%
     Guaranty National                          67.1%           70.1%             69.2%          70.9%


Excluding reserve strengthening related to the cancellation of Orion Specialty business in the third quarter of 1998, the consolidated combined ratio would have been 98.0% and 98.9% for three months ended and nine months ended September 30, 1998, respectively.

The higher loss ratio for Regional Operations is attributed to the effects of competitive pricing pressure and less favorable loss development relating to prior accident years, partly offset by lower loss expenses achieved by EBI through its service-oriented approach. EBI's service-oriented approach is to work with its customers to prevent losses and reduce claim costs. Guaranty National's loss ratio improved in 1998 compared to 1997 primarily due to a decline in claims frequency and claims severity partly offset by higher loss expenses.

The increased loss ratio for Special Programs in 1998 compared to 1997 is primarily attributable to $27.8 million of loss reserve strengthening recorded in the third quarter of 1998 related to business being canceled in connection with the Orion Specialty realignment. Excluding this charge, the loss ratio for Special Programs would be 67.2% in third quarter of 1998 and 70.1% in nine months of 1998. Additionally, the loss ratio for Special Programs was negatively impacted by assumed reinsurance business exited in late 1996 because net earned premiums from this business declined at a greater rate than losses in 1998 compared to 1997. These increases were partly offset by an improvement in DPIC's loss ratio in 1998 as compared to 1997 from its loss prevention competencies.

The ratios of policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") are 31.7% and 30.8% for the three months and nine months ended September 30, 1998, respectively, and 31.4% and 31.2% for the respective 1997 periods. Policy acquisition costs include direct costs, such as commissions, premium taxes, and salaries that relate to and vary with the production of new business. These costs are deferred and amortized as the related premiums are earned, subject to a periodic test for recoverability.

Management believes that the Company's reserves for loss and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred. However, there can be no assurance that changes in loss trends will not result in additional development of prior years' reserves in the future. Provisions for losses and loss adjustment expenses include development of loss and loss adjustment expense reserves relating to prior accident years, which increased the calendar year combined ratio by 2.5 percentage points in the first nine months of 1998 and 0.7 percentage points in the same period of 1997. In the third quarter of 1998, the Company recorded $17.0 million of loss reserves pertaining to prior accident years for business being canceled in connection with the Orion Specialty realignment. Excluding this charge, adverse development of prior accident years increased the calendar year combined ratio by 1.0 percentage points in 1998. Variability in claim emergence and settlement patterns and other trends in loss experience can result in future development patterns different than expected. After considering the additional reserve strengthening recorded for Orion Specialty, the Company believes that any such variability or development will generally continue at the low levels experienced in recent years, considering actions that have been taken to increase reserving levels, improve underwriting standards and emphasize loss prevention and control.

The Company limits both current losses and future development of losses by ceding business to reinsurers. The Company continually monitors the financial strength of its reinsurers and, to the Company's knowledge, has no material exposure with regard to potential unrecognized losses due to reinsurers having known financial difficulties.

Interest Expense

Interest expense is $6.0 million and $6.2 million for the third quarters of 1998 and 1997, and $14.9 million and $18.5 million for the first nine months of 1998 and 1997, respectively. Interest expense declined in 1998 as a result of the repayment of the $100 million bank indebtedness of Guaranty National in February 1998 with proceeds from the issuance of the Company's 7.701% Trust Preferred Securities.

Equity in Earnings (Loss) of Affiliate

Equity in earnings (loss) of affiliate consists of earnings (loss) from the Company's 24.7% investment in Intercargo. The Company records its share of Intercargo's results in the subsequent quarter as Intercargo reports its quarterly earnings after the Company reports its earnings.

Federal Income Taxes

Federal income taxes (including tax benefits from subsidiary trust preferred securities) and the related effective tax rates are $29.9 million (26.6%) and $27.8 million (24.6%) for the nine months of 1998 and 1997, respectively. The Company's effective tax rates for 1998 and 1997 are less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities.

Minority Interest Expense

Minority interest expense in subsidiary Trust Preferred Securities was $3.4 million and $9.4 million for three months and nine months ended September 30, 1998, and $1.8 million and $5.1 million for corresponding 1997 periods, respectively. Minority interest expense in subsidiary Trust Preferred Securities represents the financing cost, after the federal income tax benefit, on Orion's 8.73% and 7.701% Trust Preferred Securities. The increase in 1998 reflects minority interest expense associated with the issuance of $125 million 7.701% Trust Preferred Securities in February 1998.

Minority interest expense of $2.1 million and $5.8 million was recorded for the after-tax portion of Guaranty National's 1997 third quarter and nine month earnings attributable to stockholders of Guaranty National other than the Company, respectively. Guaranty National became a wholly owned subsidiary of the Company in December 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities decreased by $53.2 million to $24.6 million in the first nine months of 1998 from $77.8 million in the same 1997 period. The decrease in operating cash flow for 1998 is primarily the result of higher payments for losses, policy acquisition costs, federal income taxes, minority interest from subsidiary trust preferred securities and an increase in funds due from others. The higher loss payments in 1998 reflect both an acceleration of claims settlement in two of our operations and loss payments related to the assumed reinsurance business exited by the Company in 1996. Higher payments for policy acquisition costs are related to the Company's current rate of growth. Federal tax payments are higher in part due to increased realized investment gains in 1998. Funds due from others related to a commuted reinsurance agreement executed in the third quarter of 1998 to be settled in the fourth quarter of 1998. Partially offsetting these increased cash outflows are higher premiums collected, reflective of the Company's current rate of growth, as well as higher investment income collected.

The Company's investment activities provided $27.6 million of cash in the first nine months of 1998 and used $196.3 million of cash in the 1997 period. Cash is used in or provided by investment activities primarily for purchases or from sales/maturities of investments and for acquisition activities. Investment purchases are funded by maturities and sales of investments, as well as by the net cash from operating cash flows after cash provided by or used in financing activities. Cash used for acquisitions totaled $79.1 million (excluding acquired cash of $17.5 million) in the first nine months of 1998. The Company paid $38.5 million to Strickland for the purchase of its non-standard personal automobile insurance business on April 30,1998 and $2.0 million in 1997 with $3.3 million of the purchase price retained by the Company in part to secure obligations of Strickland. On July 9, 1998 the Company paid approximately $32.3 million to United Grocers, Inc. for the purchase of Grocers Insurance with $4.0 million of the purchase price retained by the Company to secure obligations of United and Grocers. On September 29, 1998, the Company sold Colorado Casualty which provided cash proceeds to the Company (net of cash sold with Colorado Casualty and before taxes) of approximately $13.4 million.

The Company's financing activities used $23.0 million of cash for the first nine months of 1998 and provided $109.5 million of cash for the same 1997 period. The net proceeds from the issuance of trust preferred securities by the Company provided $121.9 million and $123.0 million of cash in 1998 and 1997, respectively. Approximately $100 million of net proceeds from the issuance of the 7.701% Trust Preferred Securities were used to repay bank indebtedness of Guaranty National in February 1998. Simultaneous with the acquisition of Strickland's non-standard personal automobile business, the Company repaid $9.4 million of assumed bank debt in the acquisition. Cash used in financing activities also includes dividend payments, scheduled debt repayments and payments related to the Company's common stock repurchase program. During the third quarter of 1998, the Company used $10 million from unsecured borrowings under its bank credit facility to fund uses of cash. Orion increased the quarterly dividend rate on its common stock by 12.5% and 14.3% in the second quarters of 1998 and 1997, respectively.

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

Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $320.3 million and $160.4 million at September 30, 1998 and December 31, 1997, respectively. The consolidated policyholders' surplus of Orion's insurance subsidiaries is

$755.4 million and $789.0 million at September 30, 1998 and December 31, 1997, respectively. The Company's statutory operating leverage ratios of trailing twelve months net premiums written to policyholders' surplus is 2.0:1 at September 30, 1998 and 1.8:1 at December 31, 1997.

On July 8, 1998 the Company entered into a credit agreement with a group of banks which provides for unsecured borrowings up to $150 million. The credit agreement expires on July 8, 2003 and provides for two one-year extension periods. The Company intends to use the credit facility for general corporate purposes that may include acquisitions. The credit agreement carries an annual facility fee on the unused amounts of the credit facility. Borrowings under the credit agreement bear interest at LIBOR (London Interbank Offerred Rate) plus a margin based upon the Company's credit ratings. The credit agreement requires the Company to maintain certain financial covenants including a maximum debt to total capitalization ratio of 0.4 to 1.0, as defined, and a minimum combined statutory surplus of $650 million plus 30% of the Company's aggregate combined annual statutory net income. The credit agreement limits the Company's ability to incur secured indebtedness or certain contingent obligations except for indebtedness secured by liens specifically permitted by the credit agreement and additional secured indebtedness with a principal amount not exceeding 10% of the Company's consolidated net worth, as defined. Borrowings of $10.0 million are outstanding under this credit agreement at September 30, 1998. Management does not believe that the credit agreement's covenants or limitations unduly restrict the Company's operations or limit Orion's ability to acquire additional indebtedness.

The terms of Orion's indentures for its $100 million of 7.25% Senior Notes due 2005 and its $110 million of 9.125% Senior Notes due 2002 limit the amount of liens and guarantees by the Company and its ability to incur secured indebtedness without equally and ratably securing the senior notes. Management does not believe that these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At September 30, 1998 the Company is in compliance with the terms of its senior note indentures. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

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

On February 2, 1998 Orion issued $125 million of 7.701% Junior Subordinated Deferrable Interest Debentures due April 15, 2028 (the "7.701% Debenture") to Orion Capital Trust II ("Trust II"), a Delaware statutory business trust sponsored by Orion. Trust II then sold $125 million of 7.701% capital securities (the "7.701% Trust Preferred Securities"), which have substantially the same terms as the 7.701% Debentures, in a private placement. Approximately $100 million of net proceeds from the sales of the 7.701% Trust Preferred Securities were used to repay bank indebtedness of Guaranty National in February 1998.

The 8.73% and 7.701% capital securities are subordinated to all liabilities of the Company. The Company may defer interest distributions on these capital securities; however, during any period when such cumulative distributions have been deferred, Orion may not declare or pay any dividends or distributions on its common stock.

For the year-to-date period to October 30, 1998 the Company has repurchased 750,300 shares of its common stock at an aggregate cost of $32.9 million under the Company's stock repurchase program . The Company's Board of Directors increased authorization for purchases of its common stock by an additional $50 million on August 4, 1998. The remaining stock purchase authorization was $42.5 million at October 30, 1998.

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


                              YEAR 2000 COMPLIANCE

The "Year 2000 problem" exists because many computer programs which companies use rely on only the last two digits to refer to a particular year. As a result, these computer programs may interpret the year 2000 as 1900. If not corrected, computer software may fail or create erroneous results. The potential impact of the Year 2000 problem on business, financial and governmental entities throughout the world is not known and, if not timely corrected, may broadly affect the national economy in which we operate.

The Company concluded that as an extensive user of technology, it has a material exposure to the Year 2000 problem and has taken steps to assess and address that exposure. In response to this issue, the Company has inventoried and assessed, for all its operations and locations, its insurance policy issuance, billing and collection, claims paying, and other operational systems, along with the hardware and software used in its computing facilities, embedded chips used in its physical structures, third party data-exchanges, and reliance on external business relations. This work has been carried out by the Company through central coordination supported by dedicated teams working at each Company site. Progress has been reviewed regularly by senior management. The process by which the Company is managing its Year 2000 efforts has also been reviewed by independent consultants.

The Company began addressing its computer programs in 1996 at the locations where its most significant technology concentration exists. Similar work commenced shortly thereafter at other locations.

As of September 30, 1998, the Company had completed approximately 75% of its scheduled remediation of its critical production systems for processing Year 2000 dates. This places the Company on or ahead of its plan for meeting Year 2000 processing needs. Non-critical systems will be tested and critical systems will be re-tested during 1999. The total costs to test or modify these existing systems, which include both internal and external costs of programming and testing, is estimated to be approximately $19.8 million, of which $13.4 million has been expensed ($2.4 million in 1997 and $11.0 million in the nine months ended September 30, 1998).

With a timely start on correcting the Year 2000 problem, the Company has been able to address this potential exposure without delaying other important projects. This has allowed the Company to continue replacement of outdated systems with newer versions offering greater functionality and cost efficiencies. The Company will complete replacing its financial, personnel, and payroll systems in 1998 and begin phasing in new integrated processing systems for certain of its operations in 1999. The total estimated cost for these major technology improvement projects are estimated at $11.5 million of which $8.1 million has been capitalized through September 30, 1998. All costs are being funded through operating cash flows.

In addition to addressing its own hardware, software and processing exposure, the Company has been engaged since 1996 in a process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 problem.

The Company has mailed letters to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 problems and whether the products and services purchased from or by such entities are Year 2000 compliant. As of September 30, 1998, the Company had received responses from approximately 70% of such third parties and 95% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 problems on a timely basis. A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, will be completed by March 31, 1999.

Evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans, which have been prepared for third parties having near term Year 2000 impact or are being developed for other third parties, with completion during the first quarter of 1999. The Company estimates that this aspect of its Year 2000 effort was on schedule at September 30, 1998.

The Company presently believes that the Year 2000 problems will not pose significant operational problems for the Company. However, if all Year 2000 problems are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others.

The Company is unable to determine at this time whether the consequences of counter-parties Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The possibility exists that a portion of its third-party distribution channels may not be ready, that communications with its agents could be disrupted, that underwriting data, such as motor vehicle reports, could be unobtainable, that the claim settling process could be delayed or that the frequency and severity of losses may increase due to external factors. When concern appears justified about an aspect of readiness, contingency plans have been prepared or are being developed. However, there can be no assurance that unanticipated Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

This is a Year 2000 Readiness Disclosure statement. Readers are cautioned that forward-looking statements contained in "Year 2000 Compliance" should be read in conjunction with the company's disclosures under the heading: "Forward-Looking Statements".

                     ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. This statement will be adopted by the Company in the fourth quarter of 1998. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements and presently expects that the adoption of this standard will have no impact on the Company's consolidated results of operation, financial position or cash flows.

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are recognized in net income or, for derivatives that are hedging market risk related to future cash flows, in the accumulated other comprehensive income section of shareholders' equity. Implementation is required by the first quarter of 2000, with the cumulative effect of adoption reflected in net income and accumulated other comprehensive income, as appropriate. Orion has not determined the effect or timing of implementation of this pronouncement.


                           FORWARD-LOOKING STATEMENTS

All statements made in this quarterly report that do not reflect historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) medical cost inflation; (vii) increases in the cost of property repair; (viii) the number of new and renewal policy applications submitted to the Company; (ix) Year 2000 problems and (x) other factors over which the Company has little or no control. The Company's expectation that it's plan for Year 2000 Compliance will be completed on schedule depends, in large part, on the Company's own efforts and expenditures on hardware, software and systems, which is on schedule as to those exposures which the Company has been able to identify. However, Year 2000 problems could also arise because of unanticipated non-compliance on the part of vendors, agents, customers and other third parties including governmental entities. Significant Year 2000 problems could materially and adversely affect future performance and results of operations. The Company disclaims any obligation to update or to publicly announce the impact of any such factors or any revisions to any forward-looking statements to reflect future events or developments.

                           PART II. OTHER INFORMATION

Items 1-5. - None

Item 6.   Exhibits and reports on Form 8-K

Exhibits

Exhibit 11:              Computation of Earnings Per Common Share.

Exhibit 15: Deloitte & Touche LLP Letter re: unaudited interim financial information.

Exhibit 27:              Financial Data Schedule.

Report on Form 8-K

None.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ORION CAPITAL CORPORATION

Date: November 12, 1998                            By: /s/ W. Marston  Becker
                                                   --------------------------
                                                   Chairman of the Board and
                                                   Chief Executive Officer



Date: November 12, 1998                            By: /s/ Donald W. Ebbert, Jr.
                                                   -----------------------------
                                                   Executive Vice President and
                                                   Chief Financial Officer

                           EXHIBIT INDEX


Exhibit 11:              Computation of Earnings Per Common Share


Exhibit 15:              Deloitte & Touche LLP Letter
                         re: unaudited interim financial information


Exhibit 27:              Financial Data Schedule


Exhibits have been omitted in the conformed copy.