Form 10-K
period 1998-12-31
ORION CAPITAL CORP
filed 1999-03-31
CIK 74931

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended Commission file number
                            December 31, 1998 1-7801

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

           Securities registered pursuant to Section 12(b)of the Act:

                                                         Name of each exchange
    Title of each class                                   on which registered
 Common Stock, $1 par value                             New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                (Title of Class)
                      9.125% Senior Notes due September 1, 2002
                    7.25% Senior Notes due July 15, 2005

          8.73% Trust Preferred Capital Securities due January 1, 2037 7.701% Trust Preferred Capital Securities due April 15, 2028
                (issued by wholly-owned Trusts of the Registrant)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X                                        No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates was $910.5 million as of March 1, 1999.

     As of March 1, 1999, 27,231,000 Shares of Common Stock, $1.00 par value, of registrant were outstanding exclusive of shares held by registrant and its subsidiaries.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III is incorporated by reference from registrant's definitive proxy statement for its Annual Meeting to be held on May 25, 1999. Registrant intends to file the proxy material, which involves the election of directors, not later than 120 days after the close of its fiscal year.

Table of Contents                                                          Page

Part I
Item 1:    Business                                                           3
               General                                                        3
               Workers Compensation                                           8
               Nonstandard Automobile                                         9
               Specialty Commercial                                          11
               Insurance Industry Characteristics                            15
Item 2:    Properties                                                        27
Item 3:    Legal Proceedings                                                 28
Item 4:    Submission of Matters to a Vote of Security Holders               28
               Information concerning Executive Officers of the Company      28
Part II
Item 5:    Market for Registrant's Common Equity and Related
               Stockholder Matters                                           30
Item 6:    Selected Financial Data                                           31
Item 7:    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           32
Item 7A:   Quantitative and Qualitative Disclosures About Market Risk        49
Item 8:    Financial Statements and Supplementary Data                       50
Item 9:    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           85
Part III
Item 10:   Directors and Executive Officers of the Company                   85
Item 11:   Executive Compensation                                            85
Item 12:   Security Ownership of Certain Beneficial Owners
               and Management                                                85
Item 13:   Certain Relationships and Related Transactions                    85

Part IV
Item 14:   Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                                       85

Signatures                                                                   91
Exhibit Index                                                                93

                           Forward-Looking Statements

     All statements made in this Annual Report on Form 10-K that do not reflect historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Orion Capital Corporation and its consolidated subsidiaries to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors include, among other things, (i) general economic and business conditions; (ii) interest rate and financial market changes; (iii) competition and the regulatory environment in which we operate; (iv) claims frequency; (v) claims severity;
(vi) medical cost  inflation;  (vii)  increases in the cost of property  repair;
(viii) the number of new and renewal policy applications submitted to us; (ix) Year 2000 problems; and (x) other factors over which the Company has little or no control. The Company's expectation is that its plan for Year 2000 Compliance will be completed on schedule depends, in large part, on the Company's own efforts and expenditures on hardware, software and systems, which is on schedule as to those exposures which the Company has been able to identify. However, Year 2000 problems could also arise because of unanticipated non-compliance on the part of vendors, agents, customers and other third parties including governmental entities. Significant Year 2000 problems could materially and adversely affect future performance and results of operations. The Company disclaims any obligation to update or to publicly announce the impact of the above risks, uncertainties and other factors or any revisions to any forward-looking statements to reflect future events or developments.

                                     PART I
ITEM 1.  BUSINESS
                                     GENERAL


Our Operations

     Orion Capital Corporation ("Orion") is an insurance holding company. We have the ability, through our nineteen wholly-owned insurance subsidiaries, to write almost all types of property and casualty insurance nationwide and throughout Canada. However, our operations are highly specialized. We currently only underwrite and sell specialized insurance products and services through
three  segments: Workers Compensation, Nonstandard Automobile  and   Specialty
Commercial.

     Over the past two years, Orion has been reshaping its business to focus resources in high potential lines of business. Business in Orion's workers compensation segment is conducted through EBI Companies, Inc., a specialty monoline workers compensation operation. Orion has been reshaping EBI from a regional to a national monoline workers compensation specialist.

     In Orion's nonstandard personal automobile segment, Orion increased its ownership in Guaranty National Corporation ("Guaranty National") to 81% in July 1996 and to 100 % in December 1997. In January 1998, we transformed Guaranty National into a focused personal nonstandard automobile company by shifting the commercial lines business of Guaranty National to a newly-formed unit, Orion Specialty Group, Inc. At that same time, we also shifted the Company's program business from Connecticut Specialty Insurance Group, Inc., to the new Orion Specialty unit and began integrating and refocusing the two operations. Guaranty National was recently renamed OrionAuto, Inc. We added scale to our nonstandard automobile operation by acquiring two businesses, Unisun Insurance Company in December 1997 and portions of Strickland Insurance Group in April 1998 expanding our geographic focus to 35 states.

     During the third  quarter of 1998,  we  accelerated  the  reshaping  in our specialty commercial segment. This segment includes DPIC Companies, Inc., Orion's professional liability business, Wm. H. McGee & Co., Inc., the marine business, and Orion Specialty, which includes ARTIS, our alternative risk business formed in June 1997, Orion Financial (formerly Intercon), our collateral protection business and the commercial lines business from Guaranty National and Connecticut Specialty. In July 1998, we added a specialty insurance company serving the grocery and food services industry with the purchase of Grocers Insurance Group. We sold a unit of Orion Specialty, Colorado Casualty Insurance Company, in September 1998. Additionally, we took steps to exit a block of commercial automobile and transportation business, representing approximately $100 million in net written premiums, that is highly price-driven and performing poorly. Orion will continue its reshaping of this segment in 1999. As part of that effort, we will exit the marine segment by selling our 26% interest in Intercargo Corporation and Wm. H. McGee & Co., Inc.

     In November 1996, we exited the assumed reinsurance business when we sold the ongoing operations of our subsidiary, SecurityRe Companies, Inc. As a result of the sale, SecurityRe ceased actively writing business and became an inactive company. The capacity we have developed to handle the run-off of SecurityRe will support our administration of run-off business which results from the reshaping of our specialty commercial segment.

     We own insurance companies, as well as brokerage companies and insurance management and service companies. Those companies have licenses to transact business nationwide and in all Canadian provinces. In general we do not sell our insurance products directly to our policyholders. We obtain substantially all our business through independent insurance agents and brokers. We have approximately 4,100 employees. Substantially all of our employees work in our insurance or insurance-related operations. The Company is not a party to any collective bargaining agreements and believes its relationship with its employees is good.

     Orion Capital Corporation was incorporated in the State of Delaware in 1960, and its wholly-owned insurance subsidiaries are incorporated in the States of California, Connecticut, Colorado, North Carolina, Oklahoma, Oregon, South Carolina, Texas and Wisconsin. Our principal executive offices are located at 9 Farm Springs Road, Farmington, Connecticut 06032 and the telephone numbers are
(860) 674-6600 and (800) 243-7060. Information about Orion is available on the Internet at www.orioncapital.com.

     In the following pages of this report, Orion Capital Corporation is referred to as "Orion" or the "parent corporation," while Orion and its consolidated subsidiaries are collectively referred to as the "Company."

ORION CAPITAL CORPORATION - CAPITAL STRUCTURE

     In July 1997, to increase the trading liquidity and affordability of our common stock, we declared a 2-for-1 stock split. At December 31, 1998 the securities that Orion (or its wholly-owned Trusts) had outstanding were:

  - 27,170,000 shares of Common Stock;

  - $110 million face amount of 9.125% Senior Notes, due September 1, 2002;

  - $100 million face amount of 7.25% Senior Notes, due July 15, 2005;

  - $125 million of 8.73% Trust Preferred Capital Securities, due January 1, 2037; and

  - $125 million of 7.701% Trust  Preferred  Capital  Securities due April
    15, 2028.

     On January 13, 1997, Orion issued $125 million of 8.73% Junior Subordinated Deferrable Interest Debentures, due January 1, 2037, to Orion Capital Trust I ("Trust I"), a Delaware statutory business trust we sponsored. Trust I then simultaneously sold, in a private placement, $125 million of the Trust I's 8.73% Preferred Capital Securities, which have substantially the same terms as the 8.73% Debentures. The proceeds from the sale of the securities were used, in part, to purchase Guaranty National in December 1997. The securities were registered with the Securities and Exchange Commission in April 1997.

     On February 2, 1998, similar to the prior year's issuance of trust preferred securities, Orion issued $125 million of 7.701% Junior Subordinated Deferrable Interest Debentures, due April 15, 2028, to Orion Capital Trust II ("Trust II"), a Delaware statutory business trust we sponsored. Trust II then simultaneously sold $125 million of the Trust II's 7.701% Preferred Capital Securities, which have substantially the same terms as the 7.701% Debentures. Approximately $100 million of the net proceeds from the sale were used to retire the bank indebtedness of Guaranty National. The securities were registered with the Securities and Exchange Commission in June 1998.

     While the two trust preferred issues have complicated structures, they offer us advantages of preferred stock with the tax deductibility feature of debt. The securities provide a low after-tax cost of financing for our business growth. See Note 9 to the Company's consolidated financial statements.

     On July 8, 1998 Orion entered into a five year credit agreement with a group of banks which provides for unsecured borrowings up to $150 million. We intend to use the credit facility for general corporate purposes that may include acquisitions. Borrowings outstanding under the credit agreement are $8 million at 1998 year end and accrue interest equal to LIBOR (London Interbank Offered Rate) plus a margin based upon Orion's credit rating. The credit agreement requires the Company to maintain certain covenants including financial ratios.

SEGMENT REPORTING

     The Securities and Exchange Commission requires registered companies to report their results in segments by type of business, geographic distribution or other meaningful breakdown. During the fourth quarter of 1998, we adopted a new accounting standard on segment reporting. The standard requires that public companies disclose segment information based on how management organizes the segments of the enterprise to make operating decisions and assess performance. Our insurance operations are divided into three segments. See Notes 1 and 17 to the Company's consolidated financial statements. Our segments are as follows:

     - Workers Compensation - this segment includes the workers compensation insurance products and services sold by EBI Companies, Inc.

     - Nonstandard Automobile - this segment specializes in personal nonstandard automobile insurance sold by OrionAuto (formerly named Guaranty National).

     - Specialty Commercial - as of 1998 year end, this segment markets various specialty commercial products and services including professional liability insurance through DPIC Companies, Inc.; client-focused specialty insurance programs through Orion Specialty; underwriting management specializing in ocean marine, inland marine and commercial property insurance through Wm.
     H. McGee & Co, Inc.; insurance for international trade through the Company's 26% interest in Intercargo Corporation; and also includes the run-off operations of our assumed reinsurance business, SecurityRe, which was sold in late 1996. The Company expects to close its sale of Wm. H. McGee and its 26% interest in Intercargo Corporation ("Intercargo") in 1999.

     For purposes herein, historical statements and transactions related to the former Guaranty National (the commercial lines and personal lines company) will be referred to as "Guaranty National" whereas the presently existing personal lines only company will be referred to as "OrionAuto."

Net Earnings

Our net earnings and per share amounts for the past three years, were as follows:

(In millions, except per share amounts)     1998      1997     1996
--------------------------------------------------------------------

Net earnings                             $  102.8  $  115.8  $  86.6
Net earnings per basic share             $   3.78  $   4.24  $  3.16
Net earning per diluted share            $   3.69  $   4.15  $  3.12
Weighted average shares outstanding          27.2      27.3     27.4
Weighted average shares and diluted
   equivalent outstanding                    27.8      27.9     27.8


     Earnings per share has been calculated based upon a new accounting standard adopted in 1997. Additionally, the 1996 shares and per share amounts have been restated for the 2-for-1 stock split issued on July 7, 1997.

     The following tables present condensed financial information showing revenues, pre-tax earnings and other financial data and ratios of our segments for each of the three years in the period ended December 31, 1998. Identifiable assets, by segment, are included in Note 17 to the Company's consolidated financial statements.


(In millions)                                      1998       1997       1996
-----------------------------------------------------------------------------
REVENUES:
   Workers Compensation ....................  $   484.7  $   418.0  $   402.0
   Specialty Commercial ....................      782.9      812.1      804.8
   Nonstandard Automobile ..................      441.5      349.7      283.5
   Other ...................................        7.6       10.8        3.2
                                              ---------  ---------  ---------
     Consolidated .........................   $ 1,716.7  $ 1,590.6  $ 1,493.5
                                              =========  =========  =========
EARNINGS:
   Workers Compensation ....................  $    86.2  $    86.8  $    68.4
   Specialty Commercial ....................       54.2       65.3       56.5
   Nonstandard Automobile ..................       37.1       40.7       23.3
                                              ---------  ---------  ---------
Total property and casualty operations            177.5      192.8      148.2
   Other ...................................      (20.8)     (16.6)     (20.9)
                                              ---------  ---------  ---------
                                                  156.7      176.2      127.3
   Federal income taxes ....................      (41.1)     (46.5)     (32.0)
   Minority interest expense ...............      (12.8)     (13.9)      (8.7)
                                              ---------  ---------  ---------
Net earnings ...............................  $   102.8  $   115.8  $    86.6
                                              =========  =========  =========

The following table sets forth certain insurance ratios for the past three years for the Company:

                                                1998     1997     1996
----------------------------------------------------------------------
Loss and loss adjustment expenses
   to premiums earned                           67.9%    66.7%    67.9%
Policy acquisition and other insurance
   expenses to premiums earned                  31.0%    31.2%    30.1%
                                               -----    -----    -----
      Total before policyholders' dividends     98.9%    97.9%    98.0%
Policyholders' dividends to premiums
   earned                                        1.6%     1.8%     1.8%
                                               -----    -----    -----
      Combined ratio                           100.5%    99.7%    99.8%
                                               =====    =====    =====

     One or more of Orion's insurance subsidiaries are licensed to transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico and all provinces of Canada. In 1998, approximately 13.9% of the Company's consolidated direct premiums written was generated in California, 6.7% in South Carolina, 6.4% in both Pennsylvania and Texas, 5.5% in North Carolina and 5.4% in New York. California premiums are primarily generated from nonstandard personal automobile coverages written by OrionAuto. Also significant in California is architects and engineers professional liability insurance issued by DPIC Companies. The increases in South Carolina and North Carolina premiums are from the acquisitions in December 1997 and April 1998 of two nonstandard personal automobile businesses. The primary line of business in Pennsylvania and Texas is workers compensation. New York's primary line in 1998 was the ocean and inland marine business written by Wm. H. McGee.

     The following table shows the geographical distribution of direct premiums written by the Company for the years ended December 31:

                              Geographical distribution of Direct Premiums Written
                              --------------------------------------------------------------
(In millions, except for %)        1998      %           1997      %           1996     %
--------------------------------------------------------------------------------------------
States
California ...               $    259.1    13.9%   $    226.0    14.8%   $    172.0    12.0%
South Carolina                    125.6     6.7%         13.5     0.9%         12.7     0.9%
Pennsylvania .                    119.3     6.4%        116.7     7.7%        130.8     9.1%
Texas ........                    118.4     6.4%         85.3     5.6%         84.9     5.9%
North Carolina                    102.0     5.5%         25.7     1.7%         21.7     1.5%
New York .....                    101.0     5.4%         96.8     6.4%        106.1     7.4%
All Others (1)                  1,036.6    55.7%        957.3    62.9%        903.2    63.2%
                             ----------   -----    ----------   -----    ----------   -----
                             $  1,862.0   100.0%   $  1,521.3   100.0%   $  1,431.4   100.0%
                             ==========   =====    ==========   =====    ==========   =====


(1) In 1998, no other single state or country, other than the United States, accounted for more than 5% of total direct premiums written.

     For 1998, 29.5% of the Company's net premiums written was derived from nonstandard personal automobile insurance; 28.9% came from workers compensation insurance; 16.5% related to liability insurance other than automobile, primarily professional liability insurance; 9.2% came from commercial automobile insurance, 6.9% was from marine insurance coverages and 5.1% for commercial multiple peril insurance. No other line of business contributed in excess of 5.0% to the 1998 net premiums written.

     The following table shows the Company's net premiums written, by major statutory lines of business, for the years ended December 31:

                                                            Net Premiums Written
                                      -----------------------------------------------------------
(In millions, except for %)             1998      %           1997      %           1996      %
-------------------------------------------------------------------------------------------------

Nonstandard personal automobile   $    452.4    29.5%   $    373.1    27.3%   $    307.5    23.0%
Workers compensation ..........        444.3    28.9%        380.8    27.8%        383.6    28.8%
Liability other than automobile        252.4    16.5%        250.0    18.3%        249.4    18.7%
Commercial automobile .........        140.7     9.2%        155.7    11.4%        147.3    11.0%
Marine ........................        105.3     6.9%         69.1     5.1%         67.6     5.1%
Commercial multiple peril .....         78.8     5.1%         65.8     4.8%         46.4     3.5%
All Others ....................         59.7     3.9%         72.6     5.3%        132.3     9.9%
                                  ----------   -----    ----------   -----    ----------   -----
                                  $  1,533.6   100.0%   $  1,367.1   100.0%   $  1,334.1   100.0%
                                  ==========   =====    ==========   =====    ==========   =====

                              WORKERS COMPENSATION

     The Workers Compensation segment is comprised of the EBI Companies ("EBI"), which provides workers compensation insurance, and accident prevention and cost containment services.

     A specialist in workers compensation on a regional and national basis, EBI continues to expand its market presence by bringing its distinctive value-added approach to new states and through a new customer focus in multi-state accounts. EBI operates on a nationwide basis through 46 offices located in 27 states. Through the addition of alternative products and pricing approaches, entry into new states and continued emphasis on its value-added services, EBI expects further to expand its presence in the workers compensation market. It ranks among the 15 largest writers of workers compensation insurance in the United States based on net premiums written and has one of the lowest three year average loss ratios within this group. Its headquarters are in Itasca, Illinois, a suburb of Chicago. Information about EBI is available on the Internet at http://www.ebico.com.

     EBI's competitive edge stems from its service-oriented approach. EBI offices are staffed with underwriters, marketing representatives, claim representatives, accident prevention consultants, lawyers, medical and rehabilitation experts and other technical and administrative personnel who work in a multidisciplinary team environment. The team approach starts with the underwriting process. EBI's method of underwriting is not merely to evaluate the risk, but also to assess the likelihood of reducing injury through accident prevention services. Accident prevention and claims management personnel, as well as underwriters, have direct responsibility for account selection, underwriting and servicing each client.

     EBI teams work directly with the client and its employees to identify the factors that affect their insurance costs, and to provide services designed to reduce the frequency and severity of injuries. EBI's approach to accident prevention requires insureds to establish and maintain a Zero Accident Culture(R) (ZAC(R)), designed to keep the work environment free of accidents. EBI manages worker injuries through claims personnel and rehabilitation nurses to minimize the employee's disability and related medical costs.

     With a desire to influence the work place environment to reduce losses and long-term insurance costs, EBI's marketing targets businesses where its ZAC(R)philosophy and service-oriented approach can have the greatest impact. EBI concentrates its efforts on businesses in selected industries, including manufacturing, healthcare, hospitality, school districts and service industries. EBI's geographic expansion and growth in recent years has given it a much broader base of operations. Today, EBI is recognized as a national workers compensation niche insurance carrier.

     As EBI has continued to grow, it has refined its agency force by strengthening relationships with large, regional and national insurance agents and brokers. Approximately 1,100 independent agents and brokers produced all of the direct business written in 1998 by EBI. These agents and brokers receive commissions on the sale of insurance. No single independent agent or broker contributed more than 10% of this segment's net written premiums.

     EBI has recorded profitable underwriting results for the past five years which has led it to continue its plan of geographic expansion. In 1998, it expanded into three new states. Expansion opportunities now also include multi-state clients. EBI has been able to gain a strong reputation for service.

     Among the alternative products EBI offers is workers compensation excess coverage and an accompanying self-insured administration program and an integrated employee benefit program. These products and services are designed to capitalize on EBI's expertise in traditional workers compensation. EBI applies those skills to writing workers compensation for larger accounts and clients desiring large deductibles.

     Description of Workers Compensation Insurance: A workers compensation policy obligates an insurance company to pay all disability, medical and other benefits for injured workers as may be required by applicable state laws. The insurance policies currently written by EBI provide workers compensation coverage with limits of liability set by the provisions of state workers compensation laws. The benefits provided by these laws vary with the nature and severity of the injury or disease, as well as with the wage level, occupation, and age of the employee. Employers' liability coverage is also provided to employers who may be subject to claims for damages (other than workers compensation benefits) due to an injury to a worker.

     The amount of workers compensation premiums earned is directly dependent upon wage levels, the number of employees on the payroll of each policyholder and the job classifications of those employees. Premium rates are revised annually in most states in which EBI does business. EBI uses the rates and rating plans filed in the states where it does business. See "Industry Characteristics - Rates."

                             NONSTANDARD AUTOMOBILE

     The nonstandard automobile segment consists of OrionAuto, which is one of the leading national writers of nonstandard personal automobile insurance. In December 1997, the Company purchased the remaining interest in Guaranty National that it did not already own, in part to provide a more appropriate ownership structure to continue the Company's expansion in the nonstandard personal automobile insurance business. Immediately following the purchase of Guaranty
National, in January 1998, the Company consolidated Guaranty National's commercial insurance operations to its newly-formed unit, Orion Specialty. This action transformed Guaranty National into a focused nonstandard personal automobile insurance company. Guaranty National was recently renamed OrionAuto, Inc.

     In December 1997, the Company purchased Unisun Insurance Company ("Unisun") from Michigan Mutual Insurance Company for $26.2 million in cash including acquisition expenses. Unisun is the largest servicing carrier for the state automobile insurance facility in South Carolina and also writes personal automobile insurance in the States of Alabama, Georgia and North Carolina. Total net premiums written by Unisun for 1997 were approximately $20 million. Effective March 1, 1999 the State of South Carolina will transition to a voluntary market environment that will provide OrionAuto with further business opportunities in this market.

     In April 1998, the Company acquired the nonstandard personal automobile insurance business of North Carolina-based Strickland Insurance Group ("Strickland") for $44.1 million in cash including acquisition expenses. Strickland is the second largest automobile insurance writer in North Carolina and also writes personal automobile insurance in Florida. In 1997, Strickland reported approximately $99 million of personal automobile gross premiums written and $46 million of net premiums written.

     OrionAuto focuses its operations on the nonstandard markets. Nonstandard personal automobile insurance represents insurance (i) for drivers usually unacceptable to other insurers for, among other reasons, adverse driving or accident history, age or vehicle type, or (ii) for customers who can only afford a low down payment or are transitioning from an uninsured to an insured status. Nonstandard risks generally involve a potential for poor claims experience because of increased risk exposure and require specialized underwriting, claims management and other skills and experience. OrionAuto's loss exposure is limited by the fact that its insureds typically purchase low liability limits, often at a state's statutory minimum. The nonstandard insurance industry is also characterized by the insurer's ability to minimize its exposure to unprofitable business by effecting timely changes in premium rates and policy terms in response to changing loss and other experiences. This insurance coverage is sold primarily in the State of California, the Rocky Mountain and Pacific Northwest regions, and the Southeastern United States. OrionAuto sells its insurance through approximately 12,000 independent agents located in 35 states.

     Overall, OrionAuto seeks to distinguish itself from its competitors by providing a superior, highly automated and responsive level of service to its agents and insureds. In addition to high quality service, OrionAuto provides ease of payment for insureds through low monthly installments.

     In underwriting nonstandard automobile risks, OrionAuto sets premium rates which are substantially higher than standard rates. Policy coverage periods are generally one or six months on personal automobile policies. The business of OrionAuto is not materially dependent upon any single customer, group of customers, or group of agents.

     Customer service and policy processing operations are a critical part of OrionAuto. Offices are currently located in Phoenix Arizona; Irvine, California; Pleasant Hill, California; Englewood, Colorado; Freeport, Illinois; Goldsboro, North Carolina; High Point, North Carolina; Salem, Oregon; Charleston, South Carolina; Salt Lake City; Utah and Madison, Wisconsin. Multiple locations in multiple time zones contribute to efficient volume routing. In the customer service area, use of the Interactive Voice Response system permits efficient, automated answering of routine agent and customer questions.

                              SPECIALTY COMMERCIAL

     The Company's Specialty Commercial segment concentrates in highly specialized, client-focused lines of business in the property and casualty insurance field. As of 1998 year end, the Specialty Commercial segment marketed various specialty commercial products and services including professional liability insurance through DPIC Companies; client-focused specialty insurance programs through Orion Specialty; underwriting management specializing in ocean marine, inland marine and commercial property insurance through Wm. H. McGee; insurance for international trade through the Company's 26% interest in Intercargo Corporation; and also includes the run-off operations of the Company's assumed reinsurance business, SecurityRe, which was sold in late 1996. In December 1998, Intercargo announced an agreement of merger pursuant to which, when consummated, the Company would receive $22.8 million in cash for its interest in Intercargo. On March 11, 1999 the Company announced the signing of a definitive agreement to sell Wm. H. McGee & Co., Inc. Both the sale of our interest in Intercargo and of McGee are a part of Orion's continued sharpening of the Company's focus on profitable lines of business.

DPIC

     DPIC Companies, Inc. ("DPIC" or the "DPIC Companies"), through the Company's insurance company affiliates, writes professional liability insurance for its niche markets: architects, engineers, environmental consultants, accountants and lawyers. It is the largest underwriter of architect, engineer and environmental consultants in North America. DPIC operates in offices throughout the United States and Canada. It is headquartered in Monterey, California. Information about DPIC can be found on the Internet at http://www.dpic.com.

     DPIC's operations are organized to be directly aligned with its various client markets, both geographically and by profession. Since its inception, DPIC's claims operations have been set up in strategic geographical locations. In July 1997, DPIC's underwriting operations were decentralized, linking up with its major regional claims offices to serve clients and agency representatives more efficiently and effectively. DPIC underwriting/claims offices are in Newport Beach, California; San Francisco, California; Englewood, Colorado; Norcross, Georgia; Itasca, Illinois; Clifton, New Jersey; New York, New York; and Toronto, Ontario; DPIC claims offices can also be found in and Montreal, Quebec. Satellite claims offices are located in Calgary, Alberta and Dallas, Texas.

     Professional liability insurance covers liability arising out of alleged negligent performance of professional services. Underwriting and claims management require a high level of knowledge and expertise. To limit risk exposure, DPIC's specialized underwriters evaluate a great number of factors, including the experience of an applicant firm's professional personnel, the loss history of the firm, the employees covered, the type of work performed and the firm's utilization of loss prevention measures. DPIC actively rewards firms that participate in loss prevention education, risk management and business practice improvement programs. It offers a series of client-focused professional liability education programs and provides financial incentives for resolving disputes through mediation.

     The professional liability coverage offered by DPIC is on a "claims-made" policy form, a form that generally insures only those claims reported by the insured during the policy term. With some exceptions in Canada, DPIC's policies cap defense costs, primarily legal fees, within the insureds stated policy limits. This has resulted in a favorable impact in controlling legal costs.

     DPIC's specialized claims staff stresses early intervention in disputes to avoid litigation. DPIC has pioneered the use of alternative dispute resolution ("ADR"), mediation in particular, to resolve disputes promptly. Because of mediation's proven success in reducing the costs of claims in terms of time, money, and relationships - over 25% of DPIC's claim files are resolved through this technique. These initiatives have had a favorable impact on DPIC's operating results.

     DPIC markets its products through 65 specialized agencies, each highly knowledgeable about loss prevention and risk management for the professions served. The agents are active in continuing education programs, sponsored by DPIC, and in their professional association, Professional Liability Agents Network, and participate extensively in their clients' professional societies. Exclusive territory assignments and extensive support from DPIC lead to a focused commitment to meet the insurance and loss prevention needs of the professions served.

Orion Specialty

     Upon completion of the December 1997 merger of Guaranty National into a wholly-owned subsidiary of the Company, the Company formed a new business unit in January 1998, Orion Specialty Group, Inc. Orion Specialty consolidates Connecticut Specialty Insurance Group, Inc., the Company's program business unit, and the commercial lines business of Guaranty National. With this consolidation, Orion Specialty began refocusing its business mix to fewer, narrower customer segments targeting distinct client groups in the commercial service, trade and financial services industries, as well in the alternative risk sector. Orion Specialty uses three underwriting and distribution models that enable it to deliver a spectrum of insurance products and services to meet the particular needs of these targeted groups.

     Segments of the business initially combined under the Orion Specialty umbrella were heavily exposed to commodity pricing pressures, especially the commercial automobile and transportation area. Orion Specialty had been writing nearly 30 classes of such business and, as a part of its refocusing efforts, actively worked to reduce the amount of this business. In the third quarter of 1998, the Company accelerated this realignment, resulting in the decision to exit unprofitable business totaling approximately $100 million in annualized net written premiums. The third quarter action also included a reduction of approximately 90 employees whose duties were related to the business being exited. At the same time, the Company sold Colorado Casualty Insurance Company, which while profitable wrote approximately $55 million in annual net premium consisting largely of standard commercial business that did not fit the Company's specialization strategy. The Company will continue in 1999 to assess Orion Specialty's remaining programs.

The three underwriting and distribution models used by Orion Specialty to deliver a spectrum of insurance products are as follows:

     - Property & Casualty Division ("P&C Division") with offices located in Farmington, Connecticut, Englewood, Colorado and Portland, Oregon; -Alternative Risk Transfer Insurance Strategies ("ARTIS") located in Windsor, Connecticut; and
     - Financial Services Division located in Dallas, Texas.

P&C DIVISION

     Orion Specialty's P&C Division tailors coverage packages to the needs of specific classes of insureds. By structuring programs to group insureds with common exposures (e.g., hairdressers, travel agents, etc.), Orion Specialty delivers effective and efficient risk transfer and management to its targeted client groups. It operates through general agents and program administrators. The Division administers the operation of approximately 15 specialized programs with emphasis in professional services and trade industries.

     In addition, the P&C Division provides agents with binding authority in selected "Premier Product" lines. These products appeal to a broader base of customers and are generally offered on a mono-line basis. These lines of business include general liability, property, professional liability, commercial auto, and umbrella coverages.

     A key aspect to the business of the P&C Division is the strategic alliances it has formed with what it believes are knowledgeable and well respected agents in the specialty insurance field. Each of its general agents has superior knowledge of its markets and has earned customer loyalty by providing quality services and support.

     In July 1998, the Company purchased Grocers Insurance Group ("Grocers") an Oregon-based specialty insurance holding company serving the grocery and food service industry. The purchase price was $36.7 million in cash including acquisition expenses. In 1997, Grocers reported approximately $23 million of net premiums written, principally general liability, property and workers compensation with the majority of its volume concentrated in the Northwestern states. Grocers is headquartered in Portland, Oregon and operates offices in Woodland, California; Medford, Oregon; Brentwood, Tennessee; and North Richland Hills, Texas. Approximately 14 independent agents and 17 contract agents produced the direct business written by Grocers in 1998.

ARTIS

     ARTIS, offers an unbundled alternative market approach to allow insureds, producers and sponsoring associations and groups to participate in the underwriting and risk assumption of their insurance programs. ARTIS custom designs its alternative risk programs for groups and individual clients utilizing traditional captives, agency-owned-captives, member-owned-captives, rent-a-captives, joint-owned-captives, self-insured retentions, large deductibles, portfolio transfers and finite reinsurance. While workers compensation is the largest component of its business, ARTIS also offers coverage in general liability, automobile liability, property, inland marine, surety and professional liability lines of business.

FINANCIAL SERVICES DIVISION

     Orion Specialty's Financial Services Division offers products and coverages to credit unions, banks, leasing companies, finance companies, and automobile and equipment dealerships strictly through general agents. Insurance programs offered by the Financial Services Division are collateral protection, mortgage security, lenders' comprehensive single interest, creditors' installment sales, inland marine, credit fire, guaranteed auto protection and flood. The largest of the products offered, collateral protection insurance, primarily insures automobiles pledged as security for loans for which the borrower has not produced evidence of physical damage coverage as required by the lender. The Financial Services Division currently markets its products in 50 states, the District of Columbia and Commonwealth of Puerto Rico through 60 general and retail agents.

McGee

     Wm. H. McGee & Co., Inc. ("McGee") is a leading ocean cargo, inland marine and related commercial property insurance underwriter and has been in business for over 110 years. Security Insurance Company of Hartford ("Security"), a subsidiary of the Company, has been represented by McGee since 1894. McGee provides all related services in connection with this business, including policy issuance, claim settlement, accounting and placement of reinsurance. McGee's operations are conducted in the United States, through its headquarters in New York City and 20 branch offices throughout the country. Activities in Canada, Bermuda and Puerto Rico are managed by McGee's subsidiaries located in those jurisdictions and they each perform substantially similar services.

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

     Each insurer represented by McGee participates in either the United States or Canadian Inter-Office Reinsurance Agreement (the "McGee Pools"). It is through these underwriting pooling agreements that premiums and risk are allocated among the various participating insurers. The insurers participating in the McGee Pools and the percentage allocated to each insurer is reviewed and revised annually. Security is a member and clearing company in both the United States and Canadian pools. For 1998, McGee underwrote approximately $198 million of gross premiums on behalf of the insurers participating in the McGee Pools. The Company's participation in the United States pool was 71.5% in 1998, 52% in 1997, and 37% in 1996. Participation in the Canadian pool was 72% in 1998, 61% in 1997, and 49% in 1996.

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

     On March 11, 1999, the Company announced the signing of a definitive agreement to sell McGee. The transaction is expected to be complete by April 1999, subject to regulatory approvals and other closing conditions.

INTERCARGO CORPORATION

     The Specialty Commercial segment also includes the Company's 26% interest in Intercargo, a publicly traded insurance holding company whose subsidiaries specialize in international trade and transportation coverages. Its principal product lines are United States customs bonds and marine cargo insurance sold to importers and exporters through customs brokers and other service firms engaged in the international shipment of goods. Intercargo operates as an independent entity and a pro rata share of any profit or loss is reflected in the Company's consolidated financial statements, based on the Company's equity interest in Intercargo. In December 1998, the Company agreed to sell its investment in Intercargo for $22.8 million in cash pursuant to terms of a merger between Intercargo and X. L. America, Inc., a subsidiary of EXEL Limited. The sale is expected to be complete late in the first quarter or early in the second quarter of 1999, subject to regulatory approval.

SECURITYRE

     In November 1996, the Company exited the assumed reinsurance business and sold for cash the ongoing business of its subsidiary, SecurityRe. SecurityRe primarily underwrote a diverse book of casualty business, using reinsurance intermediaries, with exposures largely concentrated in the domestic market. SecurityRe's premiums had been principally concentrated in the treaty segment reinsuring small-to-medium-sized regional and specialty companies in various lines of business (primarily automobile and commercial coverages). Facultative coverage was provided on an excess of loss basis for casualty and property exposures. Generally, the largest net amount insured by SecurityRe was approximately $1 million. As a result of the sale, SecurityRe discontinued writing business. The Company kept the reserves with respect to the outstanding business and will continue to manage the settlement of claims arising out of that business.



                       INSURANCE INDUSTRY CHARACTERISTICS

LOSS RESERVES

     The Company establishes reserve liabilities for reported losses, incurred but not reported ("IBNR") losses, and claim settlement and administration expenses. Reserves for reported losses and loss adjustment expenses are estimates of the ultimate costs of claims reported to the Company but not settled. IBNR loss reserves are estimates for both unreported claims and additional development of previously reported claims. Reserves are based on the circumstances surrounding each claim, the Company's historical experience with losses arising from claims both reported and not yet reported and the particular experience associated with the line of business and type of risk involved. Consideration is also given to expected changes in costs for property, repairs to property, benefit changes for injured workers, medical care, and litigation and other legal costs. Reserve estimates are regularly reviewed and adjusted to consider all pertinent information, as it becomes available. Such reevaluation is a normal, recurring activity that is inherent in the process of loss reserve estimation.

     Several methods are used for reviewing loss reserves, including paid and incurred loss development, and incurred claim counts and average claim costs. These methods can be subject to variability in loss reserve estimation for a number of reasons, including improved claims department operating procedures, accelerated claims settlement due to the use of alternate dispute resolution, and expedited resolution of civil suits in litigation. Other factors that are analyzed and are considered in the determination of loss reserves include: (i) claim emergence and settlement patterns and changes in these patterns from year to year, (ii) trends in the frequency and severity of paid and incurred losses,
(iii) changes in policy limits and changes in reinsurance coverages, (iv) changes in the mix and classes of business, and (v) changes in claims handling procedures.

     Management revises its loss reserve estimates as appropriate and believes that the loss and loss adjustment expense reserves of the Company's insurance subsidiaries make reasonable and sufficient provision for the ultimate cost of all losses and claims incurred. However, no assurances can be given that adverse reserve development will not occur in the future.

ACCIDENT YEAR LOSS AND LOSS ADJUSTMENT EXPENSE ANALYSIS

     Accident year is a period of exposure. It is used to accumulate loss and loss adjustment experience by the year in which an incident giving rise to a claim occurs. Accident year information is used for loss reserving and in establishing premium rates. Each accident year loss experience is updated in subsequent years until all losses and loss adjustment expenses related to that given accident year have been settled. Accident year loss ratio relates losses associated with incidents giving rise to claims occuring during a given calendar year to the premiums earned during the same calendar year. Presented below are loss reserve development tables for the five years ended December 31, 1998 prepared in an accident year format.

     For each accident year, the following table presents premiums earned, and the provision for loss and loss adjustment expenses as a percentage of premiums earned (the "loss ratios") as established in the initial accident year and the cumulative figures as of December 31, 1998:

                                                Loss and Loss Adjustment
                           Accident  Premiums      Expense Development
                                               ---------------------------
(In millions, except for %)  Year     Earned       Initial  Cumulative
--------------------------------------------------------------------------

                             1994  $    691.2      69.6 %     69.0%
                             1995       749.0      66.8 %     66.8%
                             1996     1,300.8      67.2 %     68.1%
                             1997     1,357.7      66.0 %     67.9%
                             1998     1,503.0      65.6 %        -


     The table set forth below indicates premiums earned, the cumulative loss ratio for each accident year, the ratio of policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio"), the ratio of policyholders' dividends to premiums earned (the "policyholders' dividend ratio") and the total of the ratios (the "combined ratio") at December 31, 1998:

 Accident   Premiums     Loss     Expense   Policyholders'  Combined
   Year      Earned     Ratio      Ratio    Dividend Ratio    Ratio
--------------------------------------------------------------------------
(In millions, except for %)

1994       $    691.2     69.0%       27.0%       2.1%       98.1%
1995            749.0     66.8%       29.0%       2.9%       98.7%
1996          1,300.8     68.1%       30.1%       1.8%      100.0%
1997          1,357.7     67.9%       31.2%       1.8%      100.9%
1998          1,503.0     65.6%       31.0%       1.6%       98.2%

Calendar Year Loss Reserve Analysis

     An analysis of the Company's calendar year loss and loss adjustment expense reserves, net of reinsurance, for the most recent three years ended December 31 is presented in the following table. The 1996 current year provision includes favorable loss development for Guaranty National of $1.0 million and 1996 current year payments include $144.8 million attributable to periods prior to the consolidation of Guaranty National's results in the Company's financial statements. The 1998 provision - prior year and payments - prior year includes amounts related to Colorado Casualty Insurance Company, which was sold in 1998, of $1.1 million and $ 6.9 million, respectivley.

(In millions)                                1998          1997         1996
----------------------------------------------------------------------------

Beginning of year ..............       $  1,390.7    $  1,368.4   $    994.0
Effect of acquisitions and other             16.9           8.9        286.3
                                       ----------    ----------   ----------
                                          1,407.6       1,377.3      1,280.3
                                       ----------    ----------   ----------
Provision:
   Current year ................            986.6         896.3        874.1
   Prior year ..................             33.9           9.2          8.9
                                       ----------    ----------   ----------
                                          1,020.5         905.5        883.0
                                       ----------    ----------   ----------
Payments:
   Current year ................            450.3         370.9        499.2
   Prior year ..................            559.4         521.2        295.7
                                       ----------    ----------   ----------
                                          1,009.7         892.1        794.9
                                       ----------    ----------   ----------
End of year ....................       $  1,418.4    $  1,390.7   $  1,368.4
                                       ==========    ==========   ==========

     Cumulative reserve development for the Company's wholly-owned insurance subsidiaries (including acquisitions from date of purchase and excluding amounts related to a divestiture for all periods presented) as of December 31, 1998 for the calendar years then ended from 1992 through 1998 is shown in the table that follows:

(In millions)             1992       1993        1994         1995         1996         1997         1998
----------------------------------------------------------------------------------------------------------

Gross liability ..   $ 1,081.4  $ 1,140.4   $ 1,181.3   $  1,275.0   $  1,772.9   $  1,864.8   $  2,017.7
Reinsurance
   recoverable ...       335.1      309.6       289.8        281.0        415.2        491.0        599.3
                     ---------  ---------   ---------   ----------   ----------   ----------   ----------
Net liability ....   $   746.3  $   830.8   $   891.5   $    994.0   $  1,357.7   $  1,373.8   $  1,418.4
                     =========  =========   =========   ==========   ==========   ==========   ==========

Gross re-estimated
   liability .....   $ 1,177.1  $ 1,171.5   $ 1,219.5   $  1,302.0   $  1,816.0   $  1,905.9   $        -
Re-estimated
   recoverable ...       346.1      308.6       309.7        295.7        444.5        499.3            -
                     ---------  ---------   ---------   ----------   ----------   ----------   ----------
Net re-estimated
   liability .....   $   831.0  $   862.9   $   909.8   $  1,006.3   $  1,371.5   $  1,406.6            -
                     =========  =========   =========   ==========   ==========   ==========   ==========
Gross (deficiency)   $   (95.7) $   (31.1)   $  (38.2)  $    (27.0)    $  (43.1)  $     (41.1) $        -
  redundancy         =========  =========   =========   ==========   ==========   ==========   ==========


Cumulative  reserve   development,   net  of  reinsurance,   for  the  Company's
wholly-owned  insurance  subsidiaries   (including  acquisitions  from  date  of
purchase  and  excluding   amounts  related  to a divestiture  for  all  periods
presented)  as of December 31, 1998 for the calendar  years 1988 through 1998 is shown in the table that follows:

                                                                      December 31,
                           --------------------------------------------------------------------------------------------------------
(In millions)                   1988     1989     1990     1991     1992     1993     1994      1995     1996      1997      1998
-----------------------------------------------------------------------------------------------------------------------------------

Net liability for unpaid
   loss and loss
   adjustment expenses ...  $  520.3 $  602.5 $  595.5 $  668.5 $  746.3 $  830.8 $  891.5 $   994.0 $ 1,357.7 $ 1,373.8 $ 1,418.4

Paid (cumulative) as of:
   One year later ........     236.7    281.2    261.5    240.3    249.6    303.3    263.3     295.7     516.7     552.5        --
   Two years later .......     403.1    438.3    408.6    378.5    429.5    445.4    434.7     495.6     800.9        --        --
   Three years later .....     488.4    526.2    493.2    484.3    514.2    543.7    553.4     607.7        --        --        --
   Four years later ......     544.4    581.9    567.1    540.3    577.5    625.7    622.2        --        --        --        --
   Five years later ......     582.5    633.4    605.0    580.1    634.2    668.5       --        --        --        --        --
   Six years later .......     624.4    660.6    629.7    625.0    663.2       --        --       --        --        --        --
   Seven years later .....     643.4    676.9    666.5    648.5       --       --        --       --        --        --        --
   Eight years later .....     653.8    706.7    690.9       --       --       --        --       --        --        --        --
   Nine years later ......     680.6    727.7       --       --       --       --        --       --        --        --        --
   Ten years later .......     698.6       --       --       --       --       --        --       --        --        --        --

Net liability re-estimated
   as of:
   One year later ........     573.6    647.6    657.1    694.9    770.6    848.1    903.3   1,002.8   1,364.0   1,406.6        --
   Two years later .......     624.3    695.2    685.7    715.0    782.3    855.0    903.0   1,003.2   1,371.5       --         --
   Three years later .....     658.0    722.6    705.5    732.0    786.0    855.3    903.1   1,006.3        --       --         --
   Four years later ......     687.8    741.8    741.1    744.3    801.2    856.0    909.8        --        --       --         --
   Five years later ......     705.5    770.4    756.5    763.7    822.6    862.9       --        --        --       --         --
   Six years later .......     733.8    788.3    786.6    782.5    831.0       --       --        --        --       --         --
   Seven years later .....     747.5    812.4    802.7    793.4       --       --       --        --        --       --         --
   Eight years later .....     771.4    831.5    817.8       --       --       --       --        --        --       --         --
   Nine years later ......     794.7    843.5       --       --       --       --       --        --        --       --         --
   Ten years later .......     804.6       --       --       --       --       --       --        --        --       --         --

Net deficiency ...........    (284.3)  (241.0)  (222.3)  (124.9)   (84.7)   (32.1)   (18.3)     (12.3)   (13.8)    (32.8)       --


     The preceding loss reserve development tables indicate the aggregate year-end liability for loss and loss adjustment expenses, net of reinsurance, the cumulative amounts paid attributable to those reserves through December 31, 1998, the re-estimate of the aggregate liability as of December 31 of each subsequent year and the cumulative development of prior years' reserves. Information is also provided on a gross basis for 1992 through 1998. Consistent with industry practice, certain claims for long- term disability workers compensation benefits are carried at discounted values. At December 31, 1998 and 1997, long-term disability workers compensation loss reserves are carried in the Company's consolidated financial statements at $46.0 million and $52.9 million, respectively, at net present value using a statutory interest rate of 3.5%.

     The Company's IBNR loss and loss adjustment expense reserves and other bulk reserves for losses and loss adjustment expenses for which claim files have not been established, net of reinsurance, were $616.2 million, $686.4 million and $690.6 million as of December 31, 1998, 1997 and 1996, respectively.

     During 1998 and 1997, the Company strengthened loss reserves and experienced adverse development for prior years' business of $33.9 million and $9.2 million, respectively. For 1998, adverse development for reserve strengthening in connection with the Orion Specialty realignment of $17.0 million, various pools and associations of $6.9 million (other than from McGee), the assumed reinsurance business of $3.1 million, and workers compensation of $8.7 million was partly offset by favorable development from other lines of business of $1.8 million. For 1997, adverse development for various pools and associations (other than McGee) of $11.4 million, for the assumed reinsurance exited in 1996 of $12.2 million and certain cancelled program business of $20.9 million was partly offset by favorable development from workers compensation of $34.3 million and other lines of business of $0.8 million. In the third quarter of 1998, the Company completed an actuarial study of the business being exited in connection with Orion Specialty's realignment and strengthened reserves by $27.8 million including $17.0 million related to 1997 and prior accident years. Adverse development relating to the Company's pools and associations business is based on their experience, which is generally recorded as the information is reported to the Company and relates primarily to environmental reserves. The adverse development from workers compensation in 1998 primarily reflects upward adjustments to 1997 and prior year initial reserve estimates based upon higher current case reserves. The adverse development from cancelled programs in 1997 is largely due to an ocean marine program cancelled in that year which experienced high claim frequency and severity. The favorable development from the workers compensation and other lines of business in 1997 was the result of improvement from the application of loss prevention and loss control procedures.

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

     The following table presents the differences between loss and loss adjustment expense reserves reported in the consolidated financial statements in accordance with generally accepted accounting principles ("GAAP"), and those reported in the combined annual statement filed with state insurance departments in accordance with statutory accounting practices ("SAP") for the years ended December 31:

(In millions)                                              1998          1997
-------------------------------------------------------------------------------

Liability on SAP basis                             $    1,405.7  $    1,380.6
Estimated salvage and subrogation
   recoveries recorded on a cash basis for
   SAP and on an accrual basis for
   GAAP (related to acquisition of Unisun)                    -          (1.2)
Foreign subsidiary reserves                                12.7          11.3
                                                   ------------  ------------
Liability on GAAP basis, net of reinsurance             1,418.4       1,390.7
Reinsurance recoverables on GAAP reserves                 599.3         481.0
                                                   ------------  ------------

Liability on GAAP basis                            $    2,017.7  $    1,871.7
                                                   ============  ============


Investments

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

     The Company maintains a diversified portfolio representing a broad spectrum of industries and types of securities. The Company manages its total investments, so that at all times there are fixed income securities that are adequate in amount and duration to meet the cash requirements of current operations and longer term liabilities, as well as to meet insurance regulatory requirements with respect to investments under specific state insurance laws. To the extent that there are funds available for investment beyond these requirements, the investment objective for such funds are to maximize total return within a prudent level of risk, taking into account the potential impact on the volatility of reported earnings and reserves. The Company adjusts investment risk to offset or complement insurance risk based upon total corporate risk tolerance. The Company has investment guidelines for fixed income and equity portfolios covering portfolio characteristics, permitted investments, diversification and performance benchmarks.

     Approximately 59% of the Company's fixed maturity portfolio is invested in tax-advantaged securities at December 31, 1998. Except for investments in securities of the United States Government and its agencies, the Company had investments in only one issuer (AAA rated fixed income securities totaling $26.7 million) that exceeded $25 million at December 31, 1998.

     The Company has the ability to hold its fixed maturity investments to term since its operating cash flow and its short-term investment portfolio provide the Company with substantial liquidity. Fixed maturity investments that the Company has the positive intent to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies, or liquidity needs are classified as available-for-sale and are carried at market value, with unrealized gains and losses reflected in stockholders' equity. Equity securities are stated at market value. Both the fixed maturities and the equity investments consist primarily of readily marketable securities. See "Market Risk of Financial Instruments" on page 47.

     The following table shows the composition of the investment portfolio of the Company as of December 31, 1998 and 1997, and the quality ratings for the Company's fixed maturity investments. The investments shown below are listed at their amortized cost, market and financial statement (book) values.

1998:                                              Market              Book
(In millions, except for %)     Cost        %      Value       %       Value         %
----------------------------------------------------------------------------------------

Fixed Maturities:
   AAA ....................  $    697.1   29.0%  $    724.4   29.0% $      716.8   28.8%
   AA .....................       339.3   14.1%       361.1   14.5%        357.7   14.4%
   A ......................       215.6    9.0%       226.0    9.0%        224.1    9.0%
   BBB ....................       100.5    4.2%       102.4    4.1%        103.1    4.2%
   BB .....................        59.3    2.5%        60.6    2.4%         60.6    2.4%
   B and Below ............       120.5    5.0%       108.7    4.3%        108.8    4.4%
   Not Rated ..............        33.8    1.4%        39.4    1.6%         39.4    1.6%
                             ----------  -----   ----------  -----  ------------  -----
      Sub-total ...........     1,566.1   65.2%     1,622.6   64.9%      1,610.5   64.8%
Equity Securities .........       469.4   19.6%       510.9   20.4%        510.9   20.5%
Other Long-Term Investments       116.2    4.8%       116.2    4.7%        116.2    4.7%
Short-Term Investments ....       248.7   10.4%       248.7   10.0%        248.7   10.0%
                             ----------  -----   ----------  -----  ------------  -----
                             $  2,400.4  100.0%  $  2,498.4  100.0% $    2,486.3  100.0%
                             ==========  =====   ==========  =====  ============  =====



1997:                                              Market              Book
(In millions, except for %)     Cost        %      Value       %       Value         %
----------------------------------------------------------------------------------------

Fixed Maturities:
   AAA ....................  $    700.8   29.5%  $    730.6   28.7% $      725.6   28.7%
   AA .....................       417.0   17.5%       441.2   17.3%        437.6   17.3%
   A ......................       198.9    8.4%       212.2    8.3%        211.8    8.3%
   BBB ....................       147.4    6.2%       151.4    5.9%        150.9    5.9%
   BB .....................        73.4    3.1%        76.9    3.0%         76.8    3.0%
   B and Below ............       137.6    5.8%       145.7    5.7%        145.7    5.7%
   Not Rated ..............        33.1    1.3%        34.2    1.3%         34.2    1.3%
                             ----------  -----   ----------  -----  ------------  -----
      Sub-total ...........     1,708.2   71.8%     1,792.2   70.2%      1,782.6   70.2%
Equity Securities .........       346.6   14.6%       438.5   17.2%        438.5   17.2%
Other Long-Term Investments        94.3    4.0%        94.3    3.7%         94.3    3.7%
Short-Term Investments ....       228.3    9.6%       228.3    8.9%        228.3    8.9%
                             ----------  -----   ----------  -----  ------------  -----
                             $  2,377.4  100.0%  $  2,553.3  100.0% $    2,543.7  100.0%
                             ==========  =====   ==========  =====  ============  =====

Investment yields on the Company's average investment portfolio for the years ended December 31 are as follows:

                                       1998           1997
-----------------------------------------------------------
Yields on average investments:
   Pre-tax                              6.0%           7.0%
                                        ===            ===
   After-tax                            4.7%           5.3%
                                        ===            ===

     Included in Other Long-Term Investments at December 31, 1998 were investments in limited partnerships carried at $111.1 million. The assets of these partnerships are managed by outside entities. Individual partnerships may invest in a variety of investment vehicles, including but not limited to U.S. and foreign bonds and equities, both public and private, and real estate. The Company accounts for its investments in limited partnership using the equity method of accounting. Such partnerships are carried at the Company's interest in the underlying net assets of the limited partnerships. Net investment income from these partnerships was $2.6 million, $17.1 million and $16.0 million for 1998, 1997 and 1996, respectively.

     The Company strives to enhance the average return of its portfolio by investing a small percentage of the portfolio in a diversified group of non-investment grade fixed maturity securities, or securities that are not rated. In the non-investment grade segment of the investment portfolio, the Company maintains a high degree of diversity, with an average investment per issuer of approximately $1.7 million at December 31, 1998.

     The Company closely monitors the financial stability of issuers of securities that it owns. When conditions are deemed appropriate, the Company ceases to accrete discount, or accrue interest and dividends. In cases where the value of investments are deemed to be other than temporarily impaired, the Company recognizes losses. During 1998, provisions for such losses were $1.1 million for equity securities and $3.2 million for fixed maturity investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Investment Performance."

REINSURANCE

     In the ordinary course of business, the Company's insurance subsidiaries enter into reinsurance contracts with other insurers which serve to provide greater diversification of business and to limit the Company's maximum loss from catastrophes, large risks or unusually hazardous risks. Ceding reinsurance reduces an insurer's operating leverage ratio. Operating leverage is defined as net premiums written as a multiple of policyholders' surplus.

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

     EBI has reinsurance protection for losses in excess of $1.5 million per occurrence up to $200 million and for losses in excess of $5.0 million per person up to $20 million subject to annual aggregate limitations. EBI's reinsurance includes aggregate stop loss coverage providing loss ratio protection with aggregate limits. EBI also has excess of loss protection and 15% quota share reinsurance agreements covering lower layers of losses. The Company is evaluating alternatives in response to a recent regulatory action taken related to a reinsurance arrangement in which EBI participates. Although this regulatory action is pending further clarification, the Company believes that the resolution of this matter will not materially effect its results of operations or financial position.

     DPIC has a 50% quota share reinsurance agreement on the first $1.0 million of coverage for the lawyers and accountants classes of business. DPIC has reinsurance for losses in excess of $1.0 million up to $5.0 million. Policy limits greater than $5.0 million up to $20 million for DPIC are reinsured by a facultative agreement.

     Guaranty National Insurance Company ("GNIC"), an affiliated company of Guaranty National has reinsurance coverage in excess of $0.5 million up to $6.0 million for property and casualty losses, and in excess of $0.5 million up to $25 million for excess and umbrella losses with an aggregate limit of $25 million. GNIC's reinsurance includes a $6.0 million annual aggregate deductible for all coverages and protection for catastrophic losses for each occurrence exceeding $1 million.

     Orion Specialty (primarily program business) is protected by per event coverage for losses in excess of $0.5 million up to $10 million with an annual aggregate limit of $15 million except for property related losses which is $10 million. Grocers has reinsurance protection in excess of $0.2 million up to $20 million per occurrence for workers compensation, up to $4 million of treaty protection with facultative above that amount for property losses, and up to $5 million of treaty protection for general/auto liability.

     McGee's business is reinsured for losses in excess of $1.5 million up to $150 million, with retention buydowns to excess of $0.5 million on Canadian, cargo/hull and armored car classes of business.

     The Company has corporate-wide aggregate stop loss reinsurance that protects it from extraordinary losses.

GOVERNMENT REGULATION

     Similar to other insurance companies, the Company's insurance subsidiaries are subject to comprehensive regulation by insurance authorities. In particular, the Company is subject to regulation by the insurance departments of the states of incorporation of all of the Company's insurance subsidiaries. These states include California, Connecticut, Colorado, North Carolina, Oklahoma, Oregon, South Carolina, Texas, and Wisconsin. All insurance companies must file annual statements and other reports with state regulatory agencies and are subject to regular and special examinations by those agencies. Regular periodic examinations of the Company's insurance subsidiaries, covering their operations and statutory financial statements are conducted on a regular basis by the state of domicile of each insurance company and may include other states, insurance departments in which they are licensed. The last periodic examinations of the Company's insurance subsidiaries were completed for periods ending from December 31, 1993 to December 31, 1996. No significant adjustments resulted from the examinations of any of the Company's insurance subsidiaries. The State of
Connecticut   recently   commenced  their  periodic   examination  of  insurance
subsidiaries domiciled in Connecticut for periods from January 1, 1995 to December 31, 1998.

     Each of the Company's insurance subsidiaries is also subject to regulation by other jurisdictions in which it sells insurance, including Puerto Rico, certain Canadian provinces and Bermuda. States regulate the insurance business through supervisory agencies that have broad administrative powers, including powers relating to, among other things:

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

     In some instances, particularly in connection with workers compensation insurance, various states routinely require deposits of assets for the protection of policyholders and their employee claimants located in those states. As of December 31, 1998 and 1997, securities representing approximately 10% and 9%, respectively, of the book value of the Company's investment portfolio were on deposit with various state treasurers or custodians for such purpose. These deposits consist of securities of the types that comply with standards established by each state.

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

     Other states, in addition to an insurance company's state of domicile, may regulate affiliated transactions and the acquisition of control of licensed insurers. The State of California, for example, presently treats certain insurance subsidiaries of the Company, which are not domiciled in California as though they were domestic insurers for insurance holding company purposes. Such subsidiaries are required to comply with the holding company provisions of the California Insurance Code, certain of which provisions may be more restrictive than the comparable laws of the insurance company's state of domicile.

     All state jurisdictions in which the Company is authorized to transact business require participation in guaranty funds. Insurers authorized to transact business in those jurisdictions can be assessed by a state guaranty fund a percentage (usually from 1% to 2%) of direct premiums written in that jurisdiction each year to pay claims on behalf of insolvent insurers. The likelihood and amount of any future assessment cannot be estimated until after an insolvency has occurred. For the years ended December 31, 1998 and 1997 the Company's insurance subsidiaries were assessed approximately $1.5 million and $0.7 million, respectively (net of estimated future recoveries) as a result of known insolvencies. Insurance companies are required by certain states in which they do business to participate in automobile insurance plans and workers compensation plans. These plans provide insurance on risks that are not written in the voluntary market. Participation in these plans has usually been unprofitable for the Company.

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

     The National Association of Insurance Commissioners ("NAIC") and state regulators are re-examining existing laws and regulations relating to the solvency of insurers. The NAIC has adopted Risk Based Capital ("RBC") requirements for property and casualty insurers. RBC refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business is used to determine the minimum statutory capital requirement for the insurer. The statutory capital of each of the Company's active insurance subsidiaries at December 31, 1998 exceeds the RBC requirements.

     In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"). Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices and it is uncertain when, or if, the Company's domiciling states will require adoption of Codification for the preparation of statutory based financial statements. The Company has not finalized the quantification of the effects of Codification on its statutory based financial statements.

     Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. There are various current, proposed and tabled federal measures that may significantly affect the Company's insurance business, including, among other proposals:

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

LIMITATIONS ON PAYMENTS FROM INSURANCE SUBSIDIARIES

     The principal sources of cash available to Orion are dividends, reimbursement of various administrative charges, repayment of principal and interest on loans due from its subsidiaries; and tax payments from its subsidiaries. The payment of dividends to Orion by its insurance subsidiaries is subject to state regulation. No state restricts dividend payments by the Company to its stockholders.

     The ability of the Company's insurance subsidiaries to declare dividends is governed primarily by the insurance laws of such subsidiaries' state of domicile. Generally, such laws currently provide that, unless prior approval is obtained, dividends of a property and casualty insurance company in any consecutive 12-month period shall not exceed the greater of its net income, as adjusted for individual state regulations, for the preceding calendar year or 10% of its policyholders' surplus as of the preceding December 31, determined on a statutory accounting basis. Dividends and distributions by the Company's insurance subsidiaries are also subject to a requirement that statutory policyholders' surplus be reasonable in relation to outstanding liabilities and adequate to meet the companies' financial needs following the declaration of any dividends or distributions. State insurance regulators, however, have broad discretionary authority with respect to approving the payment of dividends by insurance companies. Under current regulations, the maximum dividends permitted at December 31, 1998 for the ensuing twelve months, without prior approval, aggregated $135.5 million. Orion received $55.2 million in the aggregate in dividends from its subsidiaries in 1998. Since it is difficult to predict future levels of statutory policyholders' surplus or earnings, the amount of dividends that could be paid in the future without prior approval cannot be determined at this time.

RATES

     The Company's insurance subsidiaries are generally subject to regulation as to rates. Most states have insurance laws requiring that rate schedules and other information be filed with or made available to the state's regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may, in most states, disapprove of a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard assumed and size of risk. Subject to regulatory requirements, the Company's management determines the prices charged for its policies based on a variety of factors including recent historical claims experience, inflation, competition, tax law and anticipated changes in the legal environment, both judicial and legislative. Methods for arriving at rates vary by type of business, exposure assumed and size of risk. Underwriting profitability is affected by the accuracy of these assumptions, by the willingness of insurance regulators to approve changes in those rates which they control and by such other matters as underwriting selectivity and expense control.

     Some states have adopted open rating systems for workers compensation, which permit insurers to set premium rates independently without the prior approval of the insurance commissioners. A number of other states permit insurers to deviate from standard rates for workers compensation insurance after receiving prior approval. In insuring professional liability risks, DPIC is generally not limited to the standard rates of a rating organization but establishes its own rates because of the unique nature of the risks being underwritten. Nonstandard and special risks, including nonstandard automobile insurance rates, are generally not limited to the standard rates of national rating bureaus. Nonstandard automobile insurance rates are usually higher than those charged for standard risks, reflecting the higher probability of loss. Several states have recently adopted laws or their legislatures are considering proposed laws which, among other things, limit the ability of insurance companies to effect rate increases and to cancel, reduce or not renew coverage with respect to existing policies, particularly personal auto insurance.

COMPETITION

     The insurance industry is highly competitive. Over 3,000 property and casualty insurance companies write business in the United States, but about 900 companies write most of the business. No single company or group has more than 10% of the overall market. The Company's insurance subsidiaries are in competition with numerous stock and mutual property and casualty insurance companies, as well as state-run workers compensation insurance funds, many of which are substantially larger and have significantly greater resources than the Company. Competition might also come from service organizations, which administer self-insured workers compensation programs.

     The impact of competition may take the form of lower premiums, specialized products, more complete and complex product lines, greater pricing flexibility, superior service, different marketing methods, higher policyholder dividend rates or higher agent compensation. Superior service and marketing methods are of particular importance in workers compensation.

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

RATING

     A.M. Best Company rates the Company's insurance subsidiaries "A (Excellent)," excluding Viking Insurance Company of Wisconsin and its affiliate and Grocers Insurance Company which are rated "A- (Excellent)." In general, A.M. Best Company's ratings are based on an analysis of the financial condition and operation of an insurance company as it relates to the industry. These ratings are not primarily designed for investors and do not constitute recommendations to buy, sell or hold any security

     Management believes that a significant change in its A.M. Best ratings could affect the business of the subsidiary where ratings were altered, including its relationship with its independent agents, positive in the case of an upgrade or negative in the case of a downgrade.

ITEM 2. PROPERTIES

     The Company's executive office is located at 9 Farm Springs Road, Farmington, Connecticut, 06032. The Company's executive office facility consists of approximately 140,000 square feet and is leased at an annual rental of approximately $3.2 million. DPIC owns its office building, which consists of approximately 42,000 square feet, in Monterey, California. OrionAuto owns facilities in Englewood, Colorado; Salem, Oregon; Freeport, Illinois; and Goldsboro, North Carolina. Those facilities consist, in the aggregate, of approximately 254,000 square feet. Grocers owns its office building, which consists of 43,500 square feet, in Portland, Oregon.

     All of the other insurance operations of the Company are conducted from leased premises in or adjacent to major urban centers throughout the United States, Puerto Rico, Canada and Bermuda. These operations, in the aggregate, occupy approximately 1,070,000 square feet, at an annual rental of approximately $12.0 million. The Company believes that its current facilities are suitable and adequate for their present use and anticipated requirements.

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

     W. Marston Becker, Chairman of the Board and Chief Executive Officer of Orion since January 1997; Vice Chairman of the Board from March 1996 to December 1996; President and Chief Executive Officer of the DPIC from July 1994 to June 1996; and Senior Vice President of Orion and the Orion Capital Companies, Inc. ("OC Companies") from July 1994 to March 1996; President and Chief Executive Officer of McDonough Caperton Insurance Group, an insurance brokerage firm, from March 1987 to July 1994; age 47.

     Raymond W. Jacobsen, Executive Vice President of Orion since December 1997; Senior Vice President of Orion from July 1994 to December 1997; Vice President of Orion from March 1990 to July 1994; Chairman of EBI since July 1996; President and Chief Executive Officer of EBI from June 1993 to July 1996; Acting President and Chief Executive Officer of Connecticut Specialty from October 1995 to November 1996; Executive Vice President of EBI from December 1989 to May 1993; Senior Vice President of the OC Companies since March 1990; age 46.

     John J. McCann, Executive Vice President and Secretary of Orion since May 1998; Partner of Donovan Leisure Newton & Irvine from September 1995 to May 1998; and Partner of Hall, Dicklery, Kent, Friedman & Wood from January 1994 to September 1995; age 62.

     James R. Pouliot, Executive Vice President of Orion since December 1997; President and Chief Executive Officer of Guaranty National Corporation since December 1996; President and Chief Executive Officer of Viking Insurance Company from October 1992 to December 1996; age 45.

     Claudia F. Lindsey, Senior Vice President of Orion since December 1997; Vice President of Orion from January 1997 to December 1997; Vice President - Business Development of the OC Companies since September 1996; President of Strategic Marketing & Research, Inc. and Vice President of Anthem Financial from 1994 to 1996; Director, Managing Partner and Chief Financial Officer of McDonough Caperton Insurance Group from 1985 to 1994; age 43.

     William G. McGovern, Senior Vice President and Chief Actuary of Orion since December 1997; Vice President and Chief Actuary of Orion from March 1990 to
December 1997; Senior Vice President and Chief Actuary of OC Companies since October 1989; age 46.

     Stephen M. Mulready, Senior Vice President of Orion since December 1997; Vice President of Orion from January 1997 to December 1997; President of Orion Specialty, previously known as Connecticut Specialty, since November 1996; Senior Vice President - Strategic Underwriting and Product Development of
Travelers/Aetna Property Casualty Corporation from January 1996 to November 1996; Senior Vice President - National Commercial Accounts of Aetna Life & Casualty from 1994 to 1996; Vice President, Field Operations - National Commercial Accounts of Aetna Life & Casualty from 1991 to 1994; age 49.

     Thomas M. Okarma, Senior Vice President of Orion since December 1997; Vice President of Orion from January 1997 to December 1997; President and Chief
Executive Officer of DPIC since July 1996; Chief Claims Officer of DPIC from December 1995 to June 1996; President of Professional Concepts Insurance Agency and Executive Vice President of AVA Insurance Agency Inc. from February 1989 to September 1994; age 49.

     Michael L. Pautler, Senior Vice President and Chief Financial Officer of Orion since January 1999; Vice President of Corporate Development of Orion from December 1997 to December 1998; Senior Vice President-Finance and Treasurer of Guaranty National Corporation from September 1988 to February 1998; age 44.

     David B. Semeraro, Senior Vice President of Orion since December 1997; Vice President of Orion from January 1997 to December 1997; Vice President and Chief Information Officer of OC Companies since April 1996; Vice President - Business & Technology Solutions of Connecticut Mutual Life Insurance Company from November 1990 to April 1996; age 51.

     Susan B. Sweeney, Senior Vice President-Finance and Chief Investment Officer of Orion since January 1999; Vice President - Finance of Orion from March 1998 to December 1998; Independent Consultant from October 1997 to February 1998; Vice President Planning and Analysis of Travelers Property and Casualty Corporation, from April 1996 to September 1997; Managing Director, Strategic Planning Property/Casualty Finance of Aetna Life & Casualty Company from 1994 to April 1996; Director of Corporate Finance of Aetna Life & Casualty Company from 1991 to 1994; age 46.

     Jeanne S. Hotchkiss, Vice President-Investors Relations since March 1999; Assistant Vice President, Corporate Communications from May 1994 to March 1999; Director, Corporate Communications from 1983 to May 1994; age 46.

     Craig A. Nyman, Vice President and Treasurer of Orion since January 1997; Assistant Vice President and Assistant Treasurer from June 1988 to December 1996; Treasurer of OC Companies since March 1996; Vice President of OC Companies since January 1991; Assistant Vice President of OC Companies since March 1987 and; Assistant Treasurer since March 1985; age 43.

     Peter M. Vinci, Vice President, Chief Accounting Officer and Controller of Orion since December 1997; Vice President and Controller of OC Companies since January 1997; Vice President of OC Companies from July 1988 to January 1997; age 46.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Principal Market. The principal market on which Orion's Common Stock is traded is the New York Stock Exchange.

(b) Stock Price and Dividend Information. The table below presents the high and low market prices and dividend information for Orion's Common Stock for 1998 and 1997.

                                                                    Cash
                                            Stock Prices          Dividends
                                         High          Low         Declared
1998:

Quarter Ended December 31             $  39.813   $  28.000     $     0.18
Quarter Ended September 30               59.250      34.563           0.18
Quarter Ended June 30                    57.750      52.000           0.18
Quarter Ended March 31                   55.688      43.063           0.16
                                                               -----------
      Total                                                    $      0.70
                                                               ===========

1997:

Quarter Ended December 31            $   51.000   $  42.375    $     0.16
Quarter Ended September 30               45.750      36.720          0.16
Quarter Ended June 30                    37.625      30.813          0.16
Quarter Ended March 31                   33.875      30.000          0.14
                                                               ----------
      Total                                                    $     0.62
                                                               ==========


     Stock prices and cash dividends declared are restated for the 2-for-1 stock split of the Company's common stock issued on July 7, 1997. Cash dividends have been paid on Orion's Common stock in every quarter since the fourth quarter of 1978, when dividends were first commenced.

(c) Approximate Number of Holders of Common Stock. The number of holders of record of Orion's Common Stock as of March 1, 1999 was approximately 2,000.

ITEM 6.                        SELECTED FINANCIAL DATA

     The following table summarizes information with respect to the operations and financial condition of Orion and its subsidiaries. Common stock and per common share data have been restated to give effect to the 2-for-1 stock split issued on July 7, 1997. The Company owned slightly less than 50% of Guaranty National Corporation until the Company increased its ownership to 81% in July 1996 and 100% in December 1997. Guaranty National Corporation is included in the financial statements of the Company on a consolidated basis beginning on January 1, 1996 with recognition of minority interest expense for the portion of Guaranty National Corporation's earnings attributable to shares not owned by the Company until it became a wholly-owned subsidiary. For 1994 and 1995, the Company's investment in Guaranty National Corporation was accounted for using the equity method. The Company's acquisitions have been included in its financial statements from date of purchase and up to the date of sale for divestitures.

(In millions, except for % and per share amounts)      1998       1997       1996       1995        1994
--------------------------------------------------------------------------------------------------------
Year Ended December 31:
Total revenues .....................              $ 1,716.7  $ 1,590.6  $ 1,493.5  $   874.3   $   780.9
                                                  =========  =========  =========  =========   =========


Operating earnings .................              $    68.6  $    85.7  $    72.9  $    59.9   $    52.8
After-tax investment gains .........                   34.2       30.1       13.7        7.7         2.4
                                                  ---------  ---------  ---------  ---------   ---------
Net earnings .......................              $   102.8  $   115.8  $    86.6  $    67.6   $    55.2
                                                  =========  =========  =========  =========   =========


Combined ratios (GAAP) .............                  100.5%      99.7%      99.8%     100.3%      101.2%
                                                  =========  =========  =========  =========   =========
Per basic common share:
   Operating earnings ..............              $    2.52  $    3.14  $    2.66  $    2.13   $    1.85
   After-tax investment gains ......                   1.26       1.10       0.50       0.28        0.09
                                                  ---------  ---------  ---------  ---------   ---------
      Net earnings .................              $    3.78  $    4.24  $    3.16  $    2.41   $    1.94
                                                  =========  =========  =========  =========   =========
Per diluted common share:
   Operating earnings ..............              $    2.46  $    3.07  $    2.63  $    2.11   $    1.84
   After-tax investment gains ......                   1.23       1.08       0.49       0.27        0.09
                                                  ---------  ---------  ---------  ---------   ---------
      Net earnings .................              $    3.69  $    4.15  $    3.12  $    2.38   $    1.93
                                                  =========  =========  =========  =========   =========

Dividends declared per common share               $    0.70  $    0.62  $    0.51  $    0.43   $    0.38
                                                  =========  =========  =========  =========   =========
Weighted average shares outstanding:
   Basic ...........................                   27.2       27.3       27.4       28.1        28.5
   Diluted .........................                   27.8       27.9       27.8       28.4        28.7
At December 31:
Total cash and investments .........              $ 2,504.3  $ 2,553.0  $ 2,321.4  $ 1,606.4   $ 1,325.2
Total assets .......................                4,164.4    3,884.1    3,464.4    2,473.6     2,112.8
Total policy liabilities ...........                2,599.6    2,443.8    2,304.4    1,596.0     1,450.8
Notes payable ......................                  217.4      310.2      310.9      209.1       152.4
Minority interest ..................                     --         --       45.2         --          --
Trust preferred securities .........                  250.0      125.0         --         --          --
Stockholders' equity ...............                  727.3      723.1      576.7      490.9       365.1

Common shares outstanding ..........                   27.2       27.6       27.5       27.9        28.1
Book value per common share ........              $   26.77  $   26.19  $   20.94  $   17.59   $    13.0
Statutory policyholders' surplus ...                  732.1      789.0      670.6      521.5       458.7


ITEM 7.             ORION CAPITAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

     Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The Company reports its insurance operations in three segments as of December 31, 1998 as follows:

Workers Compensation - this segment includes the workers compensation insurance products and services sold by the EBI Companies ("EBI").

Specialty Commercial - as of 1998 year end, this segment markets various specialty commercial products and services and includes professional liability insurance through DPIC Companies ("DPIC"); client-focused specialty insurance programs through Orion Specialty; underwriting management specializing in ocean marine, inland marine and commercial property insurance through Wm. H. McGee & Co., Inc. ("McGee"); insurance for international trade through the Company's 26% interest in Intercargo Corporation (" Intercargo"); and also includes the run-off operations of the Company's assumed reinsurance business, SecurityRe, which was sold in late 1996. McGee and Intercargo are expected to be sold in 1999 (see below).

Nonstandard Automobile - this segment specializes in nonstandard personal automobile insurance sold by OrionAuto, formerly known as Guaranty National Corporation.

RECENT ACTIVITIES

The Company increased its ownership of Guaranty National Corporation ("Guaranty National") to 100% in December 1997. Beginning in 1998, the commercial insurance operations of Guaranty National were consolidated with Connecticut Specialty to form a new company named Orion Specialty. Since the formation of Orion
Specialty,   OrionAuto's  only  business  is  nonstandard   personal  automobile
insurance.

On December 16, 1997 the Company purchased Unisun Insurance Company ("Unisun") from Michigan Mutual Insurance Company for $26.2 million in cash including acquisition expenses. Unisun is the largest automobile insurance facility carrier in South Carolina and also writes personal automobile insurance in the States of Alabama, Georgia and North Carolina. Unisun has been included in the Company's consolidated financial statements from the date of acquisition. Total net premiums written by Unisun for 1997 are approximately $20 million. The total consideration exceeded the fair value of the acquired net assets by approximately $5.3 million and is being amortized over 25 years.

On April 30, 1998 the Company acquired the nonstandard personal automobile insurance business of North Carolina-based Strickland Insurance Group, Inc. ("Strickland"). The acquisition included two insurance companies, a premium finance company, a claim adjusting company and a general agency in Florida. In 1997, Strickland reported approximately $99 million of personal automobile gross premiums written and $46 million of net premiums written. The purchase price was $44.1 million including acquisition expenses. The acquisition was accounted for as a purchase and accordingly, the acquired business has been included in the Company's consolidated financial statements from the date of acquisition. The total consideration exceeded the fair value of the acquired net assets by approximately $28.7 million and is being amortized over 25 years.

On July 9, 1998 the Company completed the acquisition of Grocers Insurance Group ("Grocers") from United Grocers, Inc. for $36.7 million in cash including acquisition expenses. Grocers, an Oregon-based specialty insurance holding company, is a recognized leader in providing specialized insurance programs to the grocery and food service industry. In 1997, Grocers wrote approximately $23 million of net premiums, principally general liability, property and workers compensation with the majority of its volume concentrated in the Northwestern states. The acquisition was accounted for as a purchase and, accordingly, Grocers has been included in the Company's consolidated financial statements from the date of acquisition. The total consideration exceeded the fair value of the net assets acquired by approximately $8.1 million and is being amortized over 25 years.

In the third quarter of 1998, the Company announced an accelerated realignment of its Orion Specialty unit to address lines that had not met the Company's growth and profitability expectations. The realignment continued Orion Specialty's shift away from commodity business, primarily commercial auto and transportation, to a smaller number of more client-focused programs and specialty niches. The realignment involved exiting approximately $100 million in annualized net written premiums of unprofitable commodity and marginal lines of business, the reduction of approximately 90 employees related to the exited business, and the sale of its Colorado Casualty unit. Colorado Casualty produced approximately $55 million in annual net premiums, which consisted largely of business that did not fit the Company's specialization strategy.

On September 29, 1998, the Company sold Colorado Casualty resulting in a pre-tax gain of approximately $24.2 million. The Company recorded severance and program termination expenses of $7.0 million and asset write downs of $1.9 million related to the exited business in the third quarter of 1998. Subsequently, the Company recorded $1.9 million of charges against the severance and program termination liability for incurred costs during 1998.

In connection with the third quarter realignment, the Company performed an actuarial analysis for the business to be exited resulting in a provision for losses and loss adjustment expenses of $27.8 million in the third quarter of 1998, including reserve strengthening of $10.8 million related to the 1998 accident year. The Company will continue in 1999 to assess Orion Specialty's remaining programs.

In December 1998, the Company agreed to sell its investment in Intercargo for $22.8 million or $12 per share, in cash pursuant to the terms of Intercargo's merger with X. L. America, Inc, a subsidiary of EXEL Limited. The Company reduced the carrying value of its investment in Intercargo to $22.8 million resulting in $7.0 million pre-tax realized investment loss during December 1998. The sale of Intercargo is expected to be complete late in the first quarter or early in the second quarter of 1999, subject to regulatory approval.

Also a part of the Company's reshaping to focus resources on high potential lines of business, on March 11, 1999 the Company announced the signing of a definitive agreement to sell McGee. The transaction is expected to be complete by April 1999, subject to regulatory approvals and other closing conditions.

                              RESULTS OF OPERATIONS

OVERVIEW

Earnings by segment before federal income taxes and minority interest expense are summarized as follows:

                                                          % Change
                                                       --------------
(In millions, except for %)  1998     1997      1996    98/97   97/96
---------------------------------------------------------------------

Workers Compensation .   $   86.2  $   86.8  $   68.4   -0.8%   27.0%
Specialty Commercial .       54.2      65.3      56.5  -16.9%   15.5%
Nonstandard Automobile       37.1      40.7      23.3   -8.7%   74.8%
                         --------  --------  --------    ---    ----
                            177.5     192.8     148.2   -7.9%   30.1%
Other ................      (20.8)    (16.6)    (20.9) -25.6%   20.3%
                         --------  --------  --------    ---    ----
                         $  156.7  $  176.2  $  127.3  -11.1%   38.3%
                         ========  ========  ========   ====    ====

During the fourth quarter of 1998, the Company adopted FAS No.131, "Disclosure about Segments of an Enterprise and Related Information." FAS 131 establishes new standards for reporting information about operating segments and requires that the segments be based on the internal structure and reporting of the Company's operations. See footnote 17 to the consolidated financial statements for the Company's segment disclosure.

Miscellaneous   income   and   expenses   (primarily   interest,   general   and
administrative expenses and other consolidating elimination entries) of the parent company are reported as "Other" in the above table.

Operating earnings, after-tax realized investment gains, net earnings and per diluted common share amounts for the years ended December 31 are summarized as follows:

                                                                                % Change
                                                                             --------------
(In millions, except for per share amounts and %) 1998       1997      1996   98/97  97/96
-------------------------------------------------------------------------------------------

Operating earnings .......                   $    68.6  $    85.7  $   72.9   -19.9%  17.5%
After-tax investment gains                        34.2       30.1      13.7    13.5% 120.0%
                                             ---------  ---------  --------    ----   ----
   Net earnings ..........                   $   102.8  $   115.8  $   86.6   -11.2%  33.7%
                                             =========  =========  ========    ====   ====


Per diluted common share:
Operating earnings .......                   $    2.46  $    3.07  $   2.63   -19.8%  16.7%
After-tax investment gains                        1.23       1.08      0.49    13.7% 120.4%
                                             ---------  ---------  --------    ----   ----
   Net earnings ..........                   $    3.69  $    4.15  $   3.12   -11.0%  33.0%
                                             =========  =========  ========    ====   ====



Operating earnings represents earnings after taxes, excluding net realized investment gains. For 1998, operating earnings of $68.6 million reflects a realignment of Orion Specialty and third-quarter losses from the Company's limited partnership investments. In the third quarter of 1998, the Company recorded $12.5 million of net pre-tax charges, or $0.35 per diluted share on an after-tax basis, in connection with a realignment of Orion Specialty and related reserve strengthening for exited business. In the third quarter of 1998, the Company reported pre-tax investment losses of $14.1 million, or $0.33 per diluted share on an after-tax basis, related to declines in the value of the Company's limited partnership investments which are accounted for on an equity basis. These charges and losses have obscured continued strong operating performance from the Company's insurance operations, in particular EBI, DPIC and OrionAuto. That performance is combined with an increase in after-tax investment gains to arrive at net earnings. For the five year period ended December 31, 1998, the Company's return on equity from net earnings and operating earnings has averaged 15.7% and 12.9% per year, respectively.

Weighted average common shares and diluted equivalents outstanding were 27,842,000, 27,900,000 and 27,788,000 for 1998, 1997 and 1996, respectively. The
1996 common stock and per common share data presented in this document has been restated to give effect to the 2-for-1 split of the Company's common stock issued on July 7, 1997.

REVENUES

Revenues for the years ended December 31 are summarized as follows:
                                                                    % Change
                                                               -----------------
(In millions, except for %)     1998        1997        1996     98/97    97/96
--------------------------------------------------------------------------------

Net premiums written ....  $ 1,533.6   $ 1,367.1   $ 1,334.1     12.2%      2.5%
                           =========   =========   =========    =====     =====

Net premiums earned .....  $ 1,503.0   $ 1,357.7   $ 1,300.8     10.7%      4.4%
Net investment income ...      143.2       164.9       145.4    -13.1%     13.4%
Realized investment gains       52.5        47.8        24.2      9.9%     97.6%
Other income ............       18.0        20.2        23.1    -11.0%    -12.8%
                           ---------   ---------   ---------    -----     -----
   Total revenues .......  $ 1,716.7   $ 1,590.6   $ 1,493.5      7.9%      6.5%
                           =========   =========   =========    =====     =====

PREMIUMS WRITTEN

The  Company's net premiums  written by segment for the years ended  December 31 are as follows:
                                                                     % Change
                                                                ------------------
(In millions, except for %)      1998         1997         1996     98/97   97/96
----------------------------------------------------------------------------------

Workers Compensation .     $    439.5   $    365.1   $    353.0     20.4%     3.4%
Specialty Commercial .          665.1        669.2        725.8     -0.6%    -7.8%
Nonstandard Automobile          429.0        332.8        255.3     28.9%    30.3%
                           ----------   ----------   ----------     ----     ----
                           $  1,533.6   $  1,367.1   $  1,334.1     12.2%     2.5%
                           ==========   ==========   ==========     ====     ====

In November 1996, the Company sold the renewal book of business of its assumed reinsurance operation to concentrate on businesses where the Company could better service its specialized niche markets. Excluding premiums from this operation, the Company's net premiums written increased by 13.1% in 1998 and 8.1% in 1997 compared to prior year periods.

WORKERS COMPENSATION

Net premiums written for Workers Compensation increased by 20.4% in 1998 and 3.4% in 1997 compared to prior year periods largely due to new business written through EBI's multi-state accounts program established in 1997 and continued geographic expansion and penetration. The increases in net premiums written are mitigated, in part, by the effects of legislative reforms in certain states that have led to an increasingly competitive workers compensation marketplace with lower premium rates as well as a reduction in losses. Additionally, 1998 reflects lower premium retention from a change in EBI's reinsurance programs effective October 1998.

SPECIALTY COMMERCIAL

Net premiums written from Specialty Commercial for the years ended December 31 are as follows:

                                                                 % Change
                                                            ------------------
(In millions, except  for %)  1998        1997       1996     98/97    97/96
------------------------------------------------------------------------------
Orion Specialty ...       $  376.2    $  402.8   $  409.6     -6.6%    -1.7%
DPIC ..............          185.0       198.7      195.6     -6.9%     1.7%
McGee .............          104.4        57.1       41.6     82.8%    37.4%
                          --------    --------   --------     ----     ----
                             665.6       658.6      646.8      1.1%     1.8%
Assumed reinsurance           (0.5)       10.6       79.0      (a)      (a)
                          --------    --------   --------     ----     ----
                          $  665.1    $  669.2   $  725.8     -0.6%    -7.8%
                          ========    ========   ========     ====     ====

 (a) - not meaningful

Net premiums written by DPIC for professional liability insurance decreased by 6.9% in 1998 compared to 1997 primarily due to rate reductions resulting from the competitive professional liability insurance market and growth in its more heavily reinsured products areas, partly offset by continual high levels of policy renewals and growth in project policies. The 1.7% increase in 1997 compared to 1996 is primarily attributable to the DPIC's continued high levels of policy renewals and new business offset in part by rate reductions in a competitive professional liability insurance market.

Orion Specialty's net premiums written decreased by 6.6% in 1998 compared to 1997 primarily due to its exit of unprofitable commodity program business and marginal lines of business related to a realignment of this unit. Exited programs during the past two years with the largest year-over-year impact on net premiums written were truck liability, marine, coal mine and nonstandard automobile personal injury protection. Net premiums written also reflect lower premiums from Orion Specialty's collateral protection business and from Colorado Casualty, which was sold on September 29, 1998 as part of realigning Orion Specialty. These decreases were partly offset by higher premiums from the acquisition of Grocers on July 9, 1998.

In 1997 compared to 1996, Orion Specialty's net premiums written decreased by 1.7% primarily due to the cancellation of marine programs and lower premiums of the commercial nonstandard business of Guaranty National resulting from agent and program cancellations, increased competition and lower production. These decreases were partly offset by higher premiums written by the former Connecticut Specialty unit from transportation programs and low exposure professional liability programs, higher retentions after a change in reinsurance effective May 1996, and premium volume growth for Orion Specialty's collateral protection business.

McGee's net premiums written increased by 82.8% in 1998 compared to 1997 due to the Company's greater participation in the underwriting pools managed by McGee and increased premium retention reflecting a change in McGee's reinsurance programs effective July 1998. The Company's participation in McGee's United
States pool was 71.5% in 1998, 52% in 1997 and 37% in 1996. Participation in McGee's Canadian pool was 72% in 1998, 61% in 1997 and 49% in 1996.

The assumed reinsurance business was sold in late 1996 resulting in the continued decline in net premiums written.

NONSTANDARD AUTOMOBILE

The net premiums written growth of 28.9% for Nonstandard Automobile in 1998 compared to 1997 is primarily due to the acquisitions of Strickland and Unisun, premium growth in the monthly product business in California and the northwestern United States , offset in part by rate reductions due to a competitive market. Premium growth in California is primarily attributed to enacted legislation requiring all drivers to maintain minimum liability insurance.

The net premiums written growth of 30.3% for Nonstandard Automobile in 1997 compared to 1996 is due to newly-enacted legislation in the state of California which requires all drivers to maintain minimum liability insurance effective January 1997. This change in California law resulted in a 75% increase in the Nonstandard Automobile's one-month product business to approximately $155 million in 1997.

PREMIUMS EARNED

The Company's premiums earned increased 10.7%, or $145.3 million, to $1,503.0 million in 1998 and increased 4.4%, or $56.9 million, to $1,357.7 million in 1997 from $1,300.8 million in 1996. Premiums earned reflect the recognition of income from the changing levels of net premium writings.

                             INVESTMENT PERFORMANCE

The pre-tax performance of the Company's  investments,  including net investment
income,   net  realized   gains   (losses)  and  net   unrealized   appreciation
(depreciation) is as follows:

(In millions, except for %)                                   1998         1997         1996
--------------------------------------------------------------------------------------------
Year ended December 31:
Net investment income ................................. $    143.2   $    164.9   $    145.4
                                                        ----------   ----------   ----------
Net realized gains:
   Fixed maturities ...................................       12.5          4.0          2.1
   Equity securities ..................................       40.0         43.8         22.1
                                                        ----------   ----------   ----------
      Total realized gains ............................       52.5         47.8         24.2
                                                        ----------   ----------   ----------
Net unrealized appreciation (depreciation) recorded in
   stockholders' equity:
   Fixed maturities - available for sale ..............      (30.0)        38.9        (11.1)
   Equity securities ..................................      (50.4)        18.4         18.4
Net unrealized appreciation (depreciation) for
   fixed maturities - held to maturity ................        2.5          1.7         (5.3)
                                                        ----------   ----------   ----------
      Total unrealized appreciation (depreciation) ....      (77.9)        59.0          2.0
                                                        ----------   ----------   ----------
                                                        $    117.8   $    271.7   $    171.6
                                                        ==========   ==========   ==========
Investment yields on average portfolio:
   Pre-tax ............................................        6.0%         7.0%         6.9%
                                                        ==========   ==========   ==========
   After-tax ..........................................        4.7%         5.3%         5.4%
                                                        ==========   ==========   ==========
Carrying value at December 31:
   Fixed maturities and short-term investments ........ $  1,859.2   $  2,010.9   $  1,858.0
   Equity securities ..................................      510.9        438.5        361.7
   Other long-term investments ........................      116.2         94.3         90.1
                                                        ----------   ----------   ----------
                                                        $  2,486.3   $  2,543.7   $  2,309.8
                                                        ==========   ==========   ==========

NET INVESTMENT INCOME

Pre-tax net investment income decreased by $21.7 million in 1998 compared to 1997 primarily due to lower earnings on limited partnership investments accounted for on an equity basis, the continued shift in the fixed income portfolio from taxable to tax-advantaged securities, which generally provide lower income yields than taxable fixed income securities, and lower investment yields. Additionally, investment yields declined from the reinvestment of the proceeds of matured and called securities at declining rates during the year. Net investment income was favorably affected by positive operating cash flow.

Net investment income increased by $19.5 million in 1997 compared to 1996 primarily due to a higher investment base and a slight increase in pre-tax investment yields. The higher investment base for 1997 reflects the proceeds from the issuance of $125 million of trust preferred securities in January 1997 and the effects of positive operating cash flow. These increases have been offset in part by the July 1996 cash outlay of approximately $88.2 million for the purchase of Guaranty National common shares.

Net investment income reflects limited partnership investment equity earnings of $2.6 million in 1998, $17.1 million in 1997 and $16.0 million in 1996. The decrease in limited partnership earnings in 1998 as compared to 1997 is due primarily to a $14.1 million pre-tax investment loss recorded in the third quarter of 1998. This loss was attributed to volatility and declines in the financial markets during the third quarter of 1998 resulting in significant declines in value of three of the Company's larger limited partnership investments. The increase in limited partnership earnings for 1997 as compared to 1996 is primarily attributable to favorable performance for a majority of the limited partnership investments. Earnings (losses) from limited partnership investments can vary considerably from year-to-year. The Company's long-term experience with limited partnership investments has been quite favorable; however, they represented only 4.5% and 3.6% of total investments at December 31, 1998 and 1997, respectively. The Company currently plans to modestly reduce its limited partnership investments in 1999.

Fixed maturity investments, which the Company has both the positive intent and the ability to hold-to-maturity, are recorded at amortized cost. Fixed maturity investments, which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value. At December 31, 1998 and 1997 fixed maturities and short-term investments comprised 74.2% and 78.8%, respectively, of the Company's cash and investments. The effective duration of the Company's fixed income investment portfolio was 5.0 years at December 31, 1998.

The Company invests primarily in investment grade securities and strives to enhance the average return of its portfolio through limited investment in a diversified group of non-investment grade fixed maturity securities or securities that are not rated. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At December 31, 1998 and 1997, the Company's investment in non-investment grade and non-rated fixed maturity securities were carried at $208.7 million and $256.7 million, respectively. These investments represented a total of 8.3% and 10.1% of cash and investments and 5.0% and 6.6% of total assets at December 31, 1998 and 1997, respectively.

The Company monitors the financial condition of the issuers of securities that it owns. When conditions are deemed appropriate, the Company ceases to accrete discounts, or accrue interest and dividends and, in cases where the value of such investments is deemed to be other than temporarily impaired, recognizes losses. The Company's non-investment grade securities are highly diversified, with an average investment per issuer of approximately $1.7 million at December 31, 1998. The largest non-investment grade security had a carrying value of $12.0 million at December 31, 1998.

REALIZED AND UNREALIZED INVESTMENT RESULTS

Net realized investment gains are $52.5 million, $47.8 million and $24.2 million for 1998, 1997 and 1996, respectively. Realized investment gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other-than-temporary impairment of investments, and other factors. Approximately 25% of the 1998 net realized investment gains resulted from the sale of two investments in entities which were acquired or taken public during the first quarter. In the fourth quarter of 1998, the Company recorded a $7.0 million realized loss in connection with the pending sale of its investment in Intercargo. Excluding provisions for other-than-temporary impairment, sales of equity securities have resulted in net gains of $41.1 million, $44.2 million and $22.4 million and sales of fixed maturity investments have resulted in net gains of $15.7 million, $6.0 million and $3.2 million in 1998, 1997 and 1996, respectively. Realized investment gains may be reduced by provisions for losses on securities deemed to be other-than-temporarily impaired. Impairment provisions of $1.1 million, $0.4 million and $0.3 million for equity securities and $3.2 million, $2.0 million and $1.1 million for fixed maturity investments were recognized in 1998, 1997 and 1996, respectively. Any such provision is based on available information at the time and is made in consideration of the decline in the financial condition of the issuers of such securities.

Net unrealized investment appreciation (depreciation) for equity securities and fixed maturities classified as available-for-sale are recorded in stockholders' equity, net of federal taxes. Unrealized investment appreciation (depreciation) can vary significantly depending upon fluctuations in interest rates, changes in credit spreads and in equity prices. For 1998, equity securities and fixed maturities recorded in stockholders' equity had unrealized depreciation of $50.4 million and $30.0 million, respectively, after taking $52.5 million of realized net gains. For 1997, equity securities and fixed maturities recorded in stockholders' equity had unrealized appreciation of $18.4 million and $38.9 million, respectively, after taking $47.8 million of realized net gains. See section titled "Market Risk of Financial Instruments" on pages 47-48.

                               EXPENSES AND OTHER

OPERATING RATIOS

The following table sets forth certain ratios of insurance operating expenses to premiums earned for the years ended December 31:

                                                        1998     1997     1996
                                                       -----    -----    -----
Loss and loss adjustment expenses                      67.9%    66.7%    67.9%
Policy acquisition costs and other
   insurance expenses                                  31.0%    31.2%    30.1%
                                                      -----     ----     ----
     Total before policyholders' dividends             98.9%    97.9%    98.0%
Policyholders' dividends                                1.6%     1.8%     1.8%
                                                      -----     ----     ----
     Combined ratio                                   100.5%    99.7%    99.8%
                                                      =====     ====     ====

Loss and loss adjustment expenses ratio by segment:
     Workers Compensation                              57.5%    53.7%    58.8%
     Specialty Commercial                              74.0%    72.1%    71.3%
     Nonstandard Automobile                            69.1%    70.0%    71.3%


The loss ratio for Workers Compensation increased in 1998 compared to 1997 due to the effects of competitive pricing pressure and a change in loss development reflecting upward adjustments to initial reserve estimates for the 1997 and prior accidents years. The benefit of EBI's service-oriented approach, working with its customers to prevent losses and reduce claim costs, has partially offset this impact. The loss ratio for Workers Compensation decreased in 1997 compared to 1996 due to favorable loss development and loss experience achieved by EBI through its service-oriented approach.

The loss ratio for Specialty Commercial increased in 1998 compared to 1997 primarily due to $27.8 million of loss reserve strengthening recorded in 1998 related to business being exited in connection with an Orion Specialty realignment. Excluding these charges, the loss ratio for Specialty Commercial would have been 69.7% in 1998. Additionally, the loss ratio for Specialty
Commercial reflects reserve strengthening for the Company's pools and associations, and for the assumed reinsurance business exited in late 1996. These increases were partly offset by an improvement in DPIC's and McGee's loss ratios in 1998 as compared to 1997.

The loss ratio for Specialty Commercial increased in 1997 compared to 1996 primarily due to losses from certain programs cancelled by Orion Specialty, reserve strengthening for the Company's pools and associations and reinsurance business, and higher estimates for losses and loss adjustment expenses for the commercial automobile line of business written by Guaranty National. The 1997 loss ratio increase has been partly offset by the favorable effect of a change in this segment's mix of business, particularly the lower premiums and losses from the assumed reinsurance business that the Company exited in November 1996.

The loss ratio for Nonstandard Automobile improved in 1998 compared to 1997 primarily due to a decline in claims frequency and claims severity partly offset by higher loss expenses. The improvement in the Nonstandard Automobile loss ratio for 1997 compared to 1996 is primarily due to lower claims frequency. This improvement has been partly offset by costs incurred to improve claim handling and reduce insurance fraud.

The ratios of policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") are 31.0% in 1998, 31.2% in 1997, and 30.1% in 1996. Policy acquisition costs include direct costs, such as commissions, premium taxes, and salaries that relate to and vary with the production of new and renewal business. These costs are deferred and amortized as the related premiums are earned, subject to a periodic test for recoverability. The increase in the expense ratio in 1997 as compared to 1996 is attributable to the Company's continued investment in building its loss prevention competencies and the costs of expanding in new territories and changing the EBI office operations. Additionally, the 1997 increase is the result of higher commissions at EBI and Orion Specialty including a change in reinsurance in 1996, which provides for lower ceding commissions. The ratio of policyholders' dividends to premiums earned (the "dividend ratio") was 1.6% in 1998 and 1.8% in both 1997 and 1996. The decrease in the dividend ratio for 1998 as compared to 1997 was due to a change in business mix at Orion Specialty resulting in a lower percentage of policies paying dividends to policyholders.

Provisions for losses and loss adjustment expenses include development of loss and loss adjustment expense reserves relating to prior accident years, which increased the calendar year combined ratio by 2.3 percentage points in 1998 and
0.7 percentage points in both 1997 and 1996. During 1998, the Company's loss ratio was unfavorably affected by loss development in exited programs at Orion Specialty, the assumed reinsurance business discontinued in 1996, pools and associations (other than from McGee), and workers compensation line of business. In the third quarter of 1998, the Company recorded $17.0 million of loss reserves pertaining to prior accident years for business being exited in connection with the Orion Specialty realignment. Excluding this charge, adverse development of prior accident years increased the calendar year combined ratio by 1.1 percentage points in 1998. During 1997, the Company's loss ratio was unfavorably affected by loss development in the pools and associations, assumed reinsurance business discontinued in 1996 and cancelled program business, partly reduced by favorable development in the workers compensation insurance line of business.

The Company's environmental claims principally relate to asbestos and hazardous waste, arising from certain liability business written prior to the mid 1980's, which business was never a major element of the Company's operations. Environmental claims are also received from certain pools and associations where reserves are established based on information reported to the Company by the managers of those pools and associations. The Company discontinued its participation in these reinsurance pools and associations in the mid 1980's.

Establishing reserve liabilities for environmental claims is subject to significant uncertainties that make reserve estimation difficult. Judicial decisions have tended to expand insurance coverage beyond the intent of the policies. The disposition of such claims often requires lengthy and costly litigation. Uncertainties as to required clean-up remedies and difficulties in identifying the responsible parties add further to the complexity of reserve estimation for these claims. In recent years, the Company has intensified its efforts to settle and close environmental claims. In recognition of these efforts, reserves have also been increased to provide for the costs related to settling claims. To help minimize the cost of losses and claims, the Company maintains a dedicated environmental claims staff, which administers and continually evaluates each claim and its defense and settlement possibilities. In 1998, 1997 and 1996, the Company paid $7.5 million, $6.8 million and $4.8 million, respectively, for the costs of defending and settling such claims. Claim counts have been aggregated by year of coverage for each occurrence for which policyholders are being defended, and often include numerous claimants.

As of December 31, 1998 and 1997, the Company has environmental claims-related loss and loss adjustment expense reserves, net of reinsurance recoverables, of $65.7 million and $67.9 million, respectively. Claim counts are 515 and 551 at December 31, 1998 and 1997, respectively, for direct business written by the Company that excludes pools and associations. Following industry practice, counts for asbestos claims are generally established for each insured for each policy. Counts for environmental claims are based upon each site. In estimating liabilities for environmental-related claims, the Company considers all pertinent information, as it becomes available. The net reserve for environmental claims and IBNR increased $10.9 million in 1997 primarily due to higher claims reported to the Company by certain reinsurance pools and associations, which is the basis of establishing such reserve, and higher loss reserve estimates.

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

INTEREST EXPENSE

Interest expense was $19.4 million in 1998 and $24.7 million for both 1997 and 1996, decreasing 21.6% in 1998 compared to 1997. Interest expense declined in 1998 as a result of the repayment of the $100 million bank indebtedness of Guaranty National in February 1998 with proceeds from the issuance of the Company's 7.701% Trust Preferred Securities.

OTHER EXPENSES

Other expenses were $44.0 million, $45.0 million and $43.0 million in 1998, 1997 and 1996, respectively. During the fourth quarter of 1998, the Company closed its corporate office in New York City and integrated the investment function into the corporate office located in Farmington, Connecticut. These actions resulted in a $2.3 million pre-tax charge for severance and office closure expenses.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATE

Equity in earnings (losses) of affiliate represents earnings (losses) from the Company's 26% investment in Intercargo and was $(0.7) million in 1998, $8.6 million in 1997 and $(0.4) million in 1996. The Company has agreed to sell its investment in Intercargo, which is expected to close late in the first quarter or early in the second quarter of 1999 pursuant to Intercargo's merger with X.
L. America, Inc., a subsidiary of EXEL Limited. The Company recorded its share of Intercargo's results in the subsequent quarter as Intercargo reports its quarterly earnings after the Company reports its earnings. In 1997, equity in earnings of affiliates reflected a pre-tax gain of $7.0 million from Intercargo's sale of Kingsway Financial Services.

FEDERAL INCOME TAXES

Federal income taxes, including tax benefits from trust preferred securities, and the related effective tax rates are $34.3 million (25.0%) for 1998, $42.8 million (25.8%) for 1997 and $32.0 million (25.2%) for 1996. The Company's effective tax rates are less than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities.

In October 1996 the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns through 1992. Certain tax benefits from tax attributes existing at the date of the Company's reorganization in 1976 were not recognized pending completion of the IRS examination. Accordingly, the Company recorded a credit to capital surplus in 1996 for tax benefits of $11.9 million with respect to the 1976 reorganization. The recording of this credit had no impact on the Company's earnings.

MINORITY INTEREST EXPENSE

Minority interest expense in trust preferred securities was $12.8 million for 1998 and $6.9 million for 1997. Minority interest expense in trust preferred securities represents the financing cost, after the federal income tax benefit, on Orion's 8.73% and 7.701% Trust Preferred Securities. The increase in 1998 and 1997 reflects minority interest expense associated with the issuance of the 7.701% and 8.73% Trust Preferred Securities in February 1998 and January 1997, respectively.

Minority interest expense in subsidiary net earnings of $7.0 million in 1997 and $8.7 million in 1996 was recorded for the after-tax portion of Guaranty National's earnings attributable to stockholders of Guaranty National other than the Company. Guaranty National became a wholly-owned subsidiary of the Company in December 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows for the years ended December 31 was as follows:

(In millions)                       1998        1997        1996
-----------------------------------------------------------------
Cash flows:
Operating activities .......     $   29.9   $  100.0    $  167.7
Investing activities .......         11.3     (207.4)     (132.4)
Financing activities .......        (32.5)     105.1       (27.3)
                                 --------   --------    --------
                                 $    8.7   $   (2.3)   $    8.0
                                 ========   ========    ========

The decrease in operating cash flow for 1998 and 1997 is primarily the result of higher payments for losses, policy acquisition costs, federal income taxes (in
1998) and minority interest from trust preferred securities. The higher loss payments reflect both an acceleration of claims settlement in two of our operations during 1998 and loss payments related to the assumed reinsurance business exited by the Company. Higher payments for policy acquisition costs, are related to the Company's current rate of growth. Federal income tax payments for 1998 include $8.5 million of federal tax payments related to 1997 and a $20.0 million federal tax refund that was received by the Company in the first quarter of 1999. Partially offsetting these increased cash outflows are higher premiums collected, reflective of the Company's current rate of growth, as well as higher investment income collected.

Cash is used in or provided by investment activities primarily for purchases or from sales and maturities of investments, for acquisition activities, and for purchases of property and equipment. Investment purchases are funded by maturities and sales of investments, as well as by the net cash from operating cash flows after cash provided by or used in financing activities. Cash used for acquisitions totaled $80.1 million in 1998 and $132.6 million in 1997 (excluding acquired cash of $17.5 million in 1998 and $1.7 million in 1997). Cash used in acquisition activities (excluding cash acquired) in 1998 included $39.7 million for purchase of Strickland's nonstandard personal automobile insurance business, $32.4 million for purchase of Grocers, $5.1 million related to settlement of purchase price contingency for Guaranty National's acquisition of Viking Insurance Company of Wisconsin in 1995, and $2.9 million to tender the remaining shares of Guaranty National related to the December 1997 purchase. In September 1998, the Company sold Colorado Casualty providing cash proceeds of $13.1 million (net of cash sold with Colorado Casualty and before taxes). Cash used in acquisition activities (excluding cash acquired) in 1997 included $104.4 million for the purchase of Guaranty National common stock, $26.2 million for the purchase of Unisun, and a $2.0 million purchase price deposit for the acquisition of Strickland.

Cash used in financing activities included repayment of $100 million bank indebtedness of Guaranty National from net proceeds of the 7.701% Trust Preferred Securities issued in February 1998. The issuance of trust preferred securities by the Company provided $121.9 million and $123.0 million of cash in 1998 and 1997, respectively. During 1998, the Company used $8.0 million from unsecured borrowings under its bank credit facility to fund uses of cash and repaid $9.4 million of assumed bank debt related to the acquisition of Strickland. Cash used in financing activities also includes dividend payments, scheduled debt repayments and payments related to the Company's common stock repurchase program. Orion increased the quarterly dividend rate on its common stock by 12.5% and 14.3% in the second quarters of 1998 and 1997, respectively.

Orion's uses of cash consist of debt service, dividends to stockholders and overhead expenses. These cash uses are funded from existing available cash, financing transactions and receipt of dividends, reimbursement of overhead expenses, debt service costs from loans due from subsidiaries, and amounts in lieu of federal income taxes from Orion's insurance subsidiaries. Orion has received $55.2 million, $42.8 million and $35.3 million in dividends, $8.3 million, $8.1 million and $7.4 million for overhead expenses and federal tax payments of $20.8 million, $9.5 million and $7.5 million from its insurance subsidiaries in 1998, 1997 and 1996, respectively. Payments of dividends by Orion's insurance subsidiaries must comply with insurance regulatory limitations concerning stockholders' dividends and capital adequacy. State insurance regulators have broad discretionary authority with respect to limitations on the payment of dividends by insurance companies. Limitations under current regulations are well in excess of Orion's cash requirements.

Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $242.4 million and $160.4 million at December 31, 1998 and 1997, respectively. The consolidated policyholders' surplus of Orion's insurance subsidiaries was $732.1 million and $789.0 million at December 31, 1998 and 1997, respectively. The Company's statutory operating leverage ratios of trailing twelve months net premiums written to policyholders' surplus was 2.1:1 at December 31, 1998 and 1.8:1 at December 31, 1997.

On July 8, 1998 the Company entered into a five year credit agreement with a group of banks which provides for unsecured borrowings up to $150 million, of which $8.0 million was outstanding at December 31, 1998. The Company intends to use the credit facility for general corporate purposes, which may include acquisitions. Borrowings under the credit agreement bear interest at LIBOR (London Interbank Offered Rate) plus a margin based upon the Company's credit ratings. The credit agreement requires the Company to maintain certain defined financial covenants including a maximum debt to total capitalization ratio and a minimum combined statutory surplus. Also, the credit agreement limits the Company's ability to incur secured indebtedness or certain contingent obligations except for indebtedness secured by liens specifically permitted by the credit agreement and additional secured indebtedness with a principal amount not exceeding a defined percentage of the Company's consolidated net worth. The Company is in compliance with the terms of this credit agreement. Management does not believe that the credit agreement's covenants or limitations unduly restrict the Company's operations or limit Orion's ability to acquire additional indebtedness.

The terms of Orion's indentures for its $100 million of 7.25% Senior Notes due 2005 and its $110 million of 9.125% Senior Notes due 2002 limit the amount of liens and guarantees by the Company and its ability to incur secured indebtedness without equally and ratably securing the senior notes. The senior notes are non-callable to maturity. Management does not believe that these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At December 31, 1998 the Company is in compliance with the terms of its senior note indentures. Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

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

On February 2, 1998 Orion issued $125 million of 7.701% Junior Subordinated Deferrable Interest Debentures due April 15, 2028 (the "7.701% Debentures") to Orion Capital Trust II ("Trust II"), a Delaware statutory business trust sponsored by Orion. Trust II then sold $125 million of 7.701% capital securities (the "7.701% Trust Preferred Securities"), which have substantially the same terms as the 7.701% Debentures. Approximately $100 million of net proceeds from the sale of the 7.701% Trust Preferred Securities were used to repay bank indebtedness of Guaranty National in February 1998. The 7.701% Trust Preferred Securities are non-callable to maturity.

The 8.73% and 7.701% Trust Preferred Securities are subordinated to all liabilities of the Company. The Company may defer interest distributions on these capital securities; however, during any period when such cumulative distributions have been deferred, Orion may not declare or pay any dividends or distributions on its common stock.

The  Company  issued a  2-for-1  split of its  common  stock on July 7,  1997 to shareholders of record on June 23, 1997. The Company has repurchased 836,100 shares, 42,916 shares and 482,228 shares of its common stock at an aggregate cost of $35.6 million, $1.5 million and $11.2 million under the Company's stock repurchase program in 1998, 1997 and 1996, respectively. The Company's Board of Directors increased authorization for purchases of its common stock by an additional $75 million in 1998. The remaining stock purchase authorization was $42.5 million at March 1, 1999.

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

As of December 31, 1998, the Company had completed approximately 95% of its scheduled remediation of critical production systems for processing Year 2000 dates. This places the Company on or ahead of its plan for meeting Year 2000 processing needs. Non-critical systems will be tested and critical systems will be re-tested during 1999. The total costs to test or modify these existing systems, which include both internal and external costs of programming and testing, is estimated to be approximately $19.4 million, of which $15.8 million has been expensed ($2.4 million through 1997 and $13.4 million in 1998).

With a timely start on correcting the Year 2000 problem, the Company has been able to address this potential exposure. This has allowed the Company to continue replacement of outdated systems with newer versions offering greater functionality and cost efficiencies. The Company completed replacing its financial, personnel, and payroll systems in 1998 and began phasing in new integrated processing systems for certain of its operations in 1999. The total cost for these major technology improvement projects are estimated at approximately $13.1 million of which $11.7 million had been capitalized through December 31, 1998. Additional technology projects are planned for 1999 as Year 2000 projects wind down. All costs are being funded through operating cash flows.

In addition to addressing its own hardware, software and processing exposure, the Company has been engaged since 1996 in a process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 problem.

The Company has mailed letters to significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 problems and whether the products and services purchased from or by such entities are Year 2000 compliant. As of December 31, 1998, the Company had received responses from approximately 65% of the third parties of whom it has inquired and 90% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 problems on a timely basis.

Evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans, which have been prepared for third parties having near term Year 2000 impact or are being developed for other third parties, with completion during the first quarter of 1999. The Company believes that this aspect of its Year 2000 effort was on schedule at December 31, 1998.

A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, is expected to be completed by March 31, 1999. The Company will also expand its survey to vendors and service providers who do not directly interface with the Company's systems.

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

The Company is unable to determine at this time whether the consequences of counter-parties Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The possibility exists that a portion of its third-party distribution channels may not be ready, that communications with its agents could be disrupted, that underwriting data, such as motor vehicle reports, could be unobtainable, that the claim settling process could be delayed or that the frequency and severity of losses may increase due to external factors. Where concern appears justified about an aspect of readiness, contingency plans have been prepared or are being developed. However, there can be no assurance that unanticipated Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

This is a Year 2000 Readiness Disclosure statement. Readers are cautioned that forward-looking statements contained in "Year 2000 Compliance" should be read in conjunction with the Company's disclosures under the heading: "Forward-Looking Statements."

                      MARKET RISK OF FINANCIAL INSTRUMENTS

The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest rates, and changes in credit spreads and in equity prices. The level of market risk is influenced by many factors, such as volatility, correlation and liquidity. Potential gains or losses from changes in market conditions can be estimated through statistical models that attempt to predict within a specified confidence level the " value at risk" based on historical price and volatility movements. For example, if historical probabilities indicate that the change in the value of a fixed income security would not be expected to exceed $1 million with a 95 percent probability within a given time period, then the security's value at risk at a 95 percent confidence level for that period is $1 million.

The major components of market risk affecting the Company are interest rate and equity risk. The Company has a fixed income investment portfolio, which includes non-redeemable preferred stocks and short term investments, with a market value of $2,139.8 million at December 31, 1998 that is subject to changes in value due to changes in market interest rates. Within the fixed income portfolio, certain mortgage-backed and asset-backed securities ($145.0 million of value at December 31, 1998) are exposed to accelerated prepayment risk generally caused by interest rate movements. Should interest rates decline, mortgage holders are more likely to refinance existing mortgages at lower rates. Acceleration of repayments could unfavorably affect future investment income, if reinvestment of the cash received from repayments is in lower yielding securities. Statistically, the Company's estimated prepayment risk was not significant at December 31, 1998.

In addition to interest rate risk, the Company's common equity portfolio of $242.4 million at December 31, 1998 is subject to changes in value based on changes in equity prices in United States markets. The Company's common equity portfolio is highly correlated with the S&P 500 and Russell 2000 indices in equal amounts.

The Company's portfolio includes investments in limited partnerships ($111.1 million at December 31, 1998) that generally provide higher investment returns, but also carries higher volatility and market risk compared to the Company's other investments. Changes in the market value of limited partnership investments can vary considerably from year-to-year. However, the long-term performance of the Company's limited partnership investments has been favorable. The effect of limited partnership investments is not included in the value at risk disclosure shown below.

The Company's exposure to foreign exchange risk arising from the possibility that changes in foreign currency exchange rate will impact the value of financial instruments is not significant.

The Company manages its total investments, so that at all times, there are fixed income securities that are adequate in amount and duration to meet the cash requirements of current operations and longer term liabilities, as well as to meet insurance regulatory requirements with respect to investments under specific state insurance laws. To the extent that there are funds available for investment beyond these requirements, the investment objective for such funds is to maximize total return within a prudent level of risk, taking into account the potential impact on the volatility of reported earnings and reserves. The Company shall adjust investment risk to offset or complement insurance risk based upon total corporate risk tolerance. The Company has investment guidelines for fixed income and equity portfolios covering portfolio characteristics, permitted investments, diversification and performance benchmarks.

Value at risk estimates are presented in the table below and represent the potential after-tax change in value of the Company's invested assets, which, to the extent unrealized, would generally be included directly in stockholders' equity. Caution should be used in evaluating the Company's overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described in this section. These estimates exclude any potentially offsetting effect resulting from movements in the economic value of the Company's liabilities, most importantly, loss reserves and reinsurance recoverables on unpaid losses. The estimates shown in the table were calculated using Monte Carlo simulation involving 5,000 stochastic paths with a 95 percent confidence level based on weekly correlation's and volatilities based upon observed values for 1991 - 1998. Mean assumptions included no change in weekly interest rates and an 8.0% annual appreciation for the common equity portfolio. The Company's total value at risk includes a diversification benefit since interest rate and equity risks are only partially correlated.

         The overall after-tax value at risk for the Company at December 31, 1998 was as follows:

(In millions)
---------------------------------------------
Interest rate risk                  $    19.5
Equity risk                               6.0
Diversification benefit                  (9.8)
                                    ---------
Total                               $    15.7
                                    =========

                     ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this statement and the potential effect on its financial position or results of operations.

In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for costs of computer software developed or obtained for internal use including when incurred costs are and are not eligible for capitalization. This statement is effective for 1999 financial statements with early adoption permitted. The Company is currently evaluating the impact of the adoption of this statement and the potential effect on its financial position and result of operations.

                           FORWARD-LOOKING STATEMENTS

All statements made in this annual report that do not reflect historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) medical cost inflation; (vii) increases in the cost of property repair; (viii) the number of new and renewal policy applications submitted to the Company; (ix) Year 2000 problems and (x) other factors over which the Company has little or no control. The Company's expectation that its plan for Year 2000 Compliance will be completed on schedule depends, in large part, on the Company's own efforts and expenditures on hardware, software and systems, which is on schedule as to those exposures which the Company has been able to identify. However, Year 2000 problems could also arise because of unanticipated non-compliance on the part of vendors, agents, customers and other third parties including governmental entities. Significant Year 2000 problems could materially and adversely affect future performance and results of operations. The Company disclaims any obligation to update or to publicly announce the impact of any such factors or any revisions to any forward-looking statements to reflect future events or developments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See section "Market Risk of Financial Instruments" on pages 47- 48.

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

     The Company has a system of internal control which it believes provides reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with management's policies and that the financial records are reliable for preparing financial statements. The system of internal control includes written policies and procedures that are communicated to all appropriate personnel and updated as necessary.

     Compliance with the system of internal control is continuously maintained and monitored by management. The internal audit staff of the Company evaluates and reports on the adequacy of and adherence to these controls, policies and procedures. In addition, as part of its audit of the consolidated financial statements, Deloitte & Touche LLP, the independent auditors for the Company, perform an evaluation of the system of internal control to the extent they consider necessary to express an opinion on the consolidated financial statements. Both the internal auditors and Deloitte & Touche LLP provide recommendations concerning the system of internal control, and management takes actions, which are believed to be appropriate responses to these recommendations.

     The Audit and Information Services Committee of the Board of Directors is comprised of independent directors, and has general responsibility for oversight of financial controls and audit activities of the Company and its subsidiaries. The Audit and Information Services Committee, which reports to the Board, annually reviews the qualifications of the independent auditors and meets periodically with them, the internal auditors and management to review the plans and results of the audits. Both internal and independent auditors have free access to the Audit and Information Services Committee, without members of management present, to discuss the adequacy of the system of internal control and any other matters which they believe should be brought to the attention of the Committee.



W. Marston Becker                                       Michael L. Pautler
Chairman & Chief Executive Officer                      Senior Vice President &
                                                        Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Orion Capital Corporation
Farmington, Connecticut

     We have audited the accompanying consolidated balance sheets of Orion Capital Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at
Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orion Capital Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Hartford, Connecticut
February 22, 1999
(except for Note 20, as to
which the date is March 11, 1999)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                               December 31,
                                                         ----------------------
(In millions)                                                 1998       1997
-------------------------------------------------------------------------------
Assets:
Investments: -
Fixed maturities, at amortized cost
   (market $272.7 - 1998 and $322.4 - 1997) ..........   $    260.6 $    312.8
Fixed maturities, at market (amortized cost
   $1,305.5 - 1998 and $1,395.4 - 1997) ..............      1,349.9    1,469.8
Common stocks, at market (cost $200.3 -
   1998 and $163.0 - 1997) ...........................        242.4      245.4
Non-redeemable preferred stocks, at market
   (cost $269.1 - 1998 and $183.6 - 1997) ............        268.5      193.1
Other long-term investments ..........................        116.2       94.3
Short-term investments ...............................        248.7      228.3
                                                         ---------- ----------
      Total investments ..............................      2,486.3    2,543.7

Cash .................................................         18.0        9.3
Accrued investment income ............................         27.0       29.6
Investment in affiliate ..............................         22.8       31.3
Accounts and notes receivable ( less allowance for
   doubtful accounts $3.4 - 1998 and $4.1 - 1997) ....        217.2      189.3
Reinsurance recoverables and prepaid reinsurance .....        801.5      622.2
Deferred policy acquisition costs ....................        155.6      147.1
Property and equipment ( less accumulated depreciation
   $49.0 - 1998 and $35.9 - 1997) ....................         95.4       70.8
Excess of cost over fair value of net assets acquired
   ( less accumulated amortization $33.6 - 1998
   $27.4 - 1997) .....................................        167.7      140.0
Deferred federal income taxes ........................         26.7        1.0
Other assets .........................................        146.2       99.8
                                                         ---------- ----------
      Total assets ...................................   $  4,164.4 $  3,884.1
                                                         ========== ==========
[FN]

                 See Notes to Consolidated Financial Statements

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              December 31,
                                                         ----------------------
(In millions, except for share amounts)                       1998      1997
-------------------------------------------------------------------------------
Liabilities:
Policy liabilities: -
  Losses ................................................$ 1,602.1  $ 1,476.4
  Loss adjustment expenses ..............................    415.6      395.3
  Unearned premiums .....................................    564.0      551.6
  Policyholders' dividends ..............................     17.9       20.5
                                                         ---------  ---------
Total policy liabilities ................................  2,599.6    2,443.8
Notes payable ...........................................    217.4      310.2
Other liabilities .......................................    370.1      282.0
                                                         ---------  ---------
Total liabilities .......................................  3,187.1    3,036.0
                                                         ---------  ---------
Commitments and Contingencies (Notes 13 and 14)

Company-obligated mandatorily redeemable preferred
   capital securities of subsidiary trusts holding solely
   the junior subordinated debentures of the Company ....    250.0      125.0

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares; issued
   and outstanding - none
Common stock, $1 par value; authorized 50,000,000
   shares; issued 30,675,300 shares .....................     30.7       30.7
Capital surplus .........................................    149.6      152.1
Retained earnings .......................................    553.2      469.5
Accumulated other comprehensive income ..................     58.5      109.2
Treasury stock, at cost (3,505,091 shares -
  1998 and 3,069,756 shares - 1997)......................    (57.8)     (34.3)
Deferred compensation on restricted stock ...............     (6.9)      (4.1)
                                                         ---------  ---------
    Total stockholders' equity ..........................    727.3      723.1
                                                         ---------  ---------
    Total liabilities and stockholders' equity ..........$ 4,164.4  $ 3,884.1
                                                         =========  =========
[FN]

                 See Notes to Consolidated Financial Statements

                    ORION CAPITAL CORPORATON AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS

                                                      Year Ended December 31,
                                                    ---------------------------
(In millions, except for per share amounts)              1998      1997      1996
----------------------------------------------------------------------------------
Revenues:
Premiums earned .................................   $ 1,503.0  $ 1,357.7 $ 1,300.8
Net investment income ...........................       143.2      164.9     145.4
Realized investment gains .......................        52.5       47.8      24.2
Other income ....................................        18.0       20.2      23.1
                                                    ---------  --------- ---------
 Total revenues .................................     1,716.7    1,590.6   1,493.5
                                                    ---------  --------- ---------
Expenses:
Losses incurred .................................       800.6      701.3     694.5
Loss adjustment expenses ........................       219.9      204.2     188.5
Amortization of deferred policy acquisition costs       417.9      387.2     363.6
Other insurance expenses ........................        48.0       36.6      27.9
Dividends to policyholders ......................        24.8       24.0      23.6
Interest expense ................................        19.4       24.7      24.7
Other expenses ..................................        44.0       45.0      43.0
Restructuring expenses and other (Note 3) .......       (15.3)        --        --
                                                    ---------  --------- ---------
 Total expenses .................................     1,559.3    1,423.0   1,365.8
                                                    ---------  --------- ---------
Earnings before equity in earnings (loss) of
  affiliate, federal income taxes and minority
  interest expense ..............................       157.4      167.6     127.7
Equity in earnings (loss) of affiliate ..........        (0.7)       8.6      (0.4)
Earnings before federal income taxes and            ---------  --------- ---------
  minority interest expense .....................       156.7      176.2     127.3
Federal income taxes ............................        41.1       46.5      32.0
Minority interest expense:
  Subsidiary trust preferred securities, net
    of federal income taxes .....................        12.8        6.9        --
  Subsidiary net earnings .......................          --        7.0       8.7
                                                    ---------  --------- ---------
 Net earnings ...................................   $   102.8  $   115.8 $    86.6
                                                    =========  ========= =========
 Net earnings per common share:
    Basic .......................................   $    3.78  $    4.24 $    3.16
                                                    =========  ========= =========
    Diluted .....................................   $    3.69  $    4.15 $    3.12
                                                    =========  ========= =========

[FN]

                 See Notes to Consolidated Financial Statements

                    ORION CAPITAL CORPORATON AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                            Year Ended December 31,
                                        --------------------------------------------------------------
(In millions)                                   1998                 1997                  1996
------------------------------------------------------------------------------------------------------
Common Stock:
Balance, beginning of period            $  30.7               $  15.3               $  15.3
Stock issued in 2-for-1
common stock split                            -                  15.4                     -
                                        -------               -------               -------
Balance, end of period                  $  30.7               $  30.7               $  15.3
                                        =======               =======               =======
Capital Surplus:
Balance, beginning of period            $ 152.1               $ 158.6               $ 146.7
Exercise of stock options and net
issuance of restricted stock               (2.5)                  0.5                     -
Acquisition of Guaranty National              -                   8.4                     -
Recognition of pre-reorganization
   federal income tax benefits                -                     -                  11.9
Stock issued in 2-for-1
common stock split                            -                 (15.4)                    -
                                        -------               -------               -------
Balance, end of period                  $ 149.6               $ 152.1               $ 158.6
                                        =======               =======               =======
Retained Earnings:
Balance, beginning of period            $ 469.5               $ 370.8               $ 298.5
Net earnings                              102.8    $ 102.8      115.8    $ 115.8       86.6    $  86.6
                                                   -------               -------               -------
Dividends declared                        (19.1)                (17.1)                (14.3)
                                        -------               -------               -------
Balance, end of period                  $ 553.2               $ 469.5               $ 370.8
                                        =======               =======               =======
Accumulated Other
Comprehensive Income:
Balance, beginning of period            $ 109.2               $  70.1               $  59.3
Unrealized investment
gains (losses), net of taxes                         (52.4)                 41.3                   9.0
Unrealized foreign exchange
translation gains (losses), net of taxes               1.7                  (2.2)                  1.8
                                                   -------               -------               -------
Other comprehensive income (loss)         (50.7)     (50.7)      39.1       39.1       10.8       10.8
                                        -------    -------    -------    -------    -------    -------
Comprehensive income                               $  52.1               $ 154.9               $  97.4
                                                   =======               =======               =======
Balance, end of period                  $  58.5               $ 109.2               $  70.1
                                        =======               =======               =======
Treasury Stock:
Balance, beginning of period            $ (34.3)              $ (35.0)              $ (26.5)
Exercise of stock options and net
issuance of restricted stock               13.4                   3.2                   2.7
Common stock issued pursuant to
employee stock purchase plan                1.1                     -                     -
Acquisition of treasury stock             (38.0)                 (2.5)                (11.2)
                                        -------               -------               -------
Balance, end of period                  $ (57.8)              $ (34.3)              $ (35.0)
                                        =======               =======               =======
Deferred Compensation on
Restricted Stock:
Balance, beginning of period            $  (4.1)              $  (3.1)              $  (2.3)
Net issuance of restricted stock           (4.3)                 (1.9)                 (1.8)
Amortization of deferred
compensation on restricted stock            1.5                   0.9                   1.0
                                        -------               -------               -------
Balance, end of period                  $  (6.9)              $  (4.1)              $  (3.1)
                                        =======               =======               =======

[FN]

                 See Notes to Consolidated Financial Statements

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Year Ended December 31,
                                                         -----------------------------------
(In millions)                                                 1998         1997        1996
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
Premiums collected ..................................... $  1,521.9  $  1,364.5  $  1,330.3
Net investment income collected ........................      145.7       140.1       127.1
Losses and loss adjustment expenses paid ...............   (1,009.7)     (892.1)     (794.9)
Policy acquisition costs paid ..........................     (456.5)     (401.1)     (387.7)
Federal income tax payments ............................      (57.1)      (28.4)      (30.3)
Dividends paid to policyholders ........................      (27.5)      (26.0)      (20.1)
Interest paid ..........................................      (20.5)      (23.8)      (24.1)
Payments on trust preferred securities .................      (17.6)       (5.1)         --
Other payments .........................................      (48.8)      (28.1)      (32.6)
                                                         ----------  ----------  ----------
Net cash provided by operating activities ..............       29.9       100.0       167.7
                                                         ----------  ----------  ----------
Cash flows from investing activities:
Sales of fixed maturities available-for-sale ...........    1,014.5       308.3       250.9
Sales of equity securities .............................      447.9       199.7       153.2
Maturities of fixed maturity investments
   available-for-sale ..................................      144.5       100.4       144.2
Maturities of fixed maturity investments
   held-to-maturity ....................................       60.5        20.1        34.6
Investments in fixed maturities
   available-for-sale ..................................   (1,005.0)     (595.9)     (449.5)
Investments in equity securities .......................     (533.1)     (204.1)      (83.4)
Investments in fixed maturities
   held-to-maturity ....................................         --       (14.3)       (8.6)
Net sales (purchases) of short-term investments ........      (18.5)      108.5       (78.1)
Acquisition of businesses, net of cash acquired ........      (62.6)     (130.9)      (81.8)
Sale of business, net of cash sold .....................       13.1          --          --
Purchases of property and equipment, net ...............      (30.5)      (18.5)      (14.9)
Other receipts (payments) ..............................      (19.5)       19.3         1.0
                                                         ----------  ----------  ----------
Net cash provided by (used in) investing activities ....       11.3      (207.4)     (132.4)
                                                         ----------  ----------  ----------
Cash flows from financing activities:
Net proceeds from issuance of trust preferred securities      121.9       123.0          --
Proceeds from stock issued under employee benefit plans         2.3         0.6          --
Repayment of notes payable, net ........................     (102.0)       (0.8)       (1.3)
Purchases of common stock ..............................      (35.6)       (1.5)      (10.7)
Dividends paid to stockholders .........................      (18.5)      (18.0)      (15.3)
Other receipts (payments) ..............................       (0.6)        1.8          --
                                                         ----------  ----------  ----------
Net cash (used in) provided by financing activities ....      (32.5)      105.1       (27.3)
                                                         ----------  ----------  ----------
Net increase (decrease) in cash ........................        8.7        (2.3)        8.0
Cash balance, beginning of period ......................        9.3        11.6         3.6
                                                         ----------  ----------  ----------
Cash balance, end of period ............................ $     18.0  $      9.3  $     11.6
                                                         ==========  ==========  ==========

[FN]

                 See Notes to Consolidated Financial Statements


                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)

                                                                Year Ended December 31,
                                                         ----------------------------------
(In millions)                                                  1998        1997        1996
-------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash
   provided by operating activities:
Net earnings ..........................................  $    102.8  $    115.8  $     86.6
                                                         ----------  ----------  ----------

Adjustments:
Depreciation and amortization .........................        15.9        13.4        12.1
Amortization of excess of cost over fair
   value of net assets acquired .......................         6.7         3.2         3.1
Deferred federal income taxes .........................         3.6         4.5        10.0
Equity in (earnings) loss of affiliates,
   net of dividends received ..........................         1.0        (8.2)        0.7
Realized investment gains .............................       (52.5)      (47.8)      (24.2)
Non-cash investment income ............................        (1.6)      (19.0)      (17.8)
Amortization (accretion) of fixed maturity investments         (1.5)       (2.5)        1.4
Restructuring expenses and other (Note 3) .............       (15.3)         --          --
Minority interest expense in subsidiary net earnings ..          --         7.0         8.7
Other .................................................         0.6         1.5         2.1

Changes in assets and liabilities, net of acquisitions,
   divestiture and restructuring:
Decrease (increase) in accrued investment income ......         2.0        (2.3)        1.2
(Increase) decrease in accounts and notes receivable ..       (28.8)        1.4         7.5
Increase in reinsurance recoverables
   and prepaid reinsurance ............................      (123.0)      (91.0)      (78.0)
Increase in deferred policy acquisition costs .........       (11.9)       (8.1)      (20.9)
Increase in other assets ..............................       (16.0)      (10.8)      (34.3)
Increase in losses ....................................        60.5        47.4       115.2
Increase in loss adjustment expenses ..................        20.0        29.6        32.4
Increase in unearned premiums .........................        38.4        45.6        58.9
Increase (decrease) in policyholders' dividends .......        (2.7)       (2.0)        3.5
Increase (decrease) in other liabilities ..............        31.7        22.3        (0.5)
                                                         ----------  ----------  ----------
 Total adjustments and changes ........................       (72.9)      (15.8)       81.1
                                                         ----------  ----------  ----------
Net cash provided by operating activities .............  $     29.9  $    100.0  $    167.7
                                                         ==========  ==========  ==========

[FN]

                 See Notes to Consolidated Financial Statements

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

Note 1 - Significant Accounting Policies

     Basis of Financial Statement Presentation - Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The consolidated financial statements and notes thereto are presented in accordance with generally accepted accounting principles ("GAAP") for property and casualty insurance companies and include the accounts of Orion and its wholly-owned subsidiaries. The Company's investment in its unconsolidated affiliate is accounted for using the equity method (See Note 4). All material intercompany balances and transactions have been eliminated. The preparation of the Company's consolidated financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Regulation - The Company's insurance subsidiaries are subject to comprehensive regulation by various state insurance departments including regulations limiting dividend payments to Orion and intercompany transactions. Under these regulations, the maximum dividends permitted at December 31, 1998 for the ensuing twelve months, without prior approval, aggregated $135.5 million. However, state insurance regulators have broad discretionary authority with respect to approving the payment of dividends by insurance companies. Policyholders' surplus of Orion's insurance subsidiaries determined in accordance with prescribed statutory accounting practices amounted to $732.1 million and $789.0 million at December 31, 1998 and 1997, respectively. Statutory net income amounted to $151.5 million, $146.1 million and $107.9 million for 1998, 1997 and 1996, respectively.

     Cash - For purposes of the consolidated statement of cash flows, the Company considers only demand deposit accounts to be cash.

     Investments - Fixed maturity investments include bonds, preferred stocks with mandatory redemption features, and certificates of deposit that mature more than one year after the balance sheet date. Fixed maturity investments that the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Fixed maturity investments, which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value. Common stocks and non-redeemable preferred stocks are also carried at market value. Fluctuations in the market value of these available-for-sale securities are recorded as unrealized investment gains or losses and credited or charged to stockholders' equity. Other long-term investments principally include equity ownership interests in limited partnerships, which are recorded using the equity method of accounting. Short-term investments include certificates of deposit and commercial paper that mature within one year of the balance sheet date, money market accounts and United States Treasury Bills. Short-term investments are recorded at market value, which approximates cost. Market values are generally based on quoted market prices or dealer quotes. Realized investment gains and losses, including provision for other than temporary impairment of investment securities, are recognized on the specific identification method.

     Deferred Policy Acquisition Costs - Costs that vary with, and are directly related to, the production of new and renewal business are deferred and amortized as the related premiums are earned. These costs primarily comprise commissions, premium taxes and salaries. The test for recoverability of such deferred

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Policy Liabilities and Reinsurance - Loss and loss adjustment expense liabilities are established in consideration of individual cases for reported losses and past experience for incurred but not yet reported losses ("IBNR"). Estimated reinsurance receivables are recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts. At December 31, 1998 and 1997, long-term disability workers compensation loss reserves are carried at $46.0 million and $52.9 million, respectively, in the consolidated financial statements at net present value using a statutory interest rate of 3.5%. Policyholders' dividends on participating policies are accrued at estimated payment rates as the related premiums are earned. Participating business represented 19% and 18% of premiums in-force at December 31, 1998 and 1997, respectively. As a percent of premiums earned, participating business amounted to 19% in 1998, 18% in 1997 and 16% in 1996.

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

     Earnings Per Common Share - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share," for all periods presented. Basic earnings per share computations are based on the average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the assumed exercise and conversion of all securities, including stock options. All common stock and per share common stock data presented has been restated to give effect to the 2-for-1 stock split of the Company's common stock issued on July 7, 1997.

     Comprehensive Income - As of January 1, 1998 the Company adopted FAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with shareholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments. This standard requires additional disclosures and does not affect the Company's financial position or results of operations.

     Segment disclosures - During the fourth quarter of 1998, the Company adopted FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." FAS 131 establishes new standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. It requires that the segments be based on the

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

internal structure and reporting of the Company's operations. The adoption of FAS 131 did not materially effect the Company's primary financial statements, but did affect the disclosure of segment information contained in Note 17 to the consolidated financial statement. The segment disclosures for prior years have been restated to conform to the current year presentation.

     Reclassifications - The 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

Note 2 - Acquisitions

     Grocers - On July 9, 1998 the Company completed the acquisition of Grocers Insurance Group ("Grocers") from United Grocers, Inc ("United"). Grocers is an Oregon-based specialty insurance holding company serving the grocery and food service industry. In 1997, Grocers reported approximately $23 million of net premiums written, principally general liability, property and workers compensation with the majority of its volume concentrated in the Northwestern states. The purchase price was $36.7 million in cash including acquisition expenses of $ 0.4 million. The Company made cash payments of $32.4 million in 1998 related to the purchase of Grocers. At December 31, 1998 the Company retained $4.0 million of the purchase price due to United to secure obligations of United and Grocers. The Company used cash and short-term investments to fund the purchase. The acquisition was accounted for as a purchase and accordingly, Grocers has been included in the Company's consolidated financial statements from the date of acquisition. The total consideration exceeded the fair value of the net assets acquired by approximately $8.1 million and is being amortized over 25 years. The pro forma consolidated results of the Company's operations, as if the Grocers purchase had been made as of the beginning of the year, would not be materially different than reported herein.

     Strickland - On April 30, 1998 the Company completed the acquisition of the nonstandard personal automobile insurance business of North Carolina - based Strickland Insurance Group, Inc. ("Strickland"). The acquisition included two insurance companies, a premium finance company, a claims adjusting company and a general agency in Florida. In 1997, Strickland reported approximately $99 million of personal automobile gross premiums written and $46 million of net premiums written. The purchase price was $44.1 million in cash including acquisition expenses of $0.2 million. The Company made cash payments of $39.7 million in 1998 and $2.0 million in 1997 related to the Strickland acquisition with $2.4 million of the purchase price including interest retained by the Company in part to secure obligations of Strickland. Simultaneous with the acquisition, the Company repaid $9.4 million of Strickland bank debt. The acquisition includes a purchase price contingency for loss development incurred by the acquired business during the period from the acquisition date to December 31, 2000 relating to accident years prior to the acquisition date. The Company used cash and short-term investments to fund the acquisition. The acquisition was accounted for as a purchase and accordingly, the acquired business has been included in the Company's consolidated financial statements from the date of acquisition. The total consideration exceeded the fair value of the net assets acquired by approximately $28.7 million and is being amortized over 25 years. The pro forma consolidated results of the Company's operations, as if the Strickland purchase had been made as of the beginning of the year, would not be materially different than reported herein.

     Unisun - On December 16, 1997, the Company purchased Unisun Insurance Company ("Unisun") from Michigan Mutual Insurance Company for $26.2 million in cash including acquisition expenses of $0.2 million. Unisun is the largest automobile insurance facility carrier in South

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Carolina and also writes personal automobile insurance in the States of Alabama, Georgia and North Carolina. Total net premiums written by Unisun for 1997 were approximately $20.0 million. The acquisition includes a purchase price contingency for loss development incurred by Unisun during the period from the acquisition date to December 31, 2002 relating to accident years prior to the acquisition date. The acquisition of Unisun was accounted for as a purchase, and accordingly, Unisun has been included in the Company's financial statements from the date of acquisition. The total consideration exceeded the estimated fair value of net assets of Unisun by $5.3 million, which is being amortized over 25 years. The pro forma consolidated results of the Company's operations, as if the Unisun purchase had been made as of the beginning of the year, would not be materially different than reported herein.

     Guaranty National Corporation 1997 purchase - The Company completed a tender offer that increased its ownership of Guaranty National Corporation ("Guaranty National") from approximately 81% to 100% on December 10, 1997. The Company purchased the remaining or 2,970,000 shares of Guaranty National common stock in 1997 that were held by minority interest shareholders for $36 per share in cash ("1997 GNC Purchase"). Immediately following the 1997 GNC Purchase, Guaranty National was merged into a wholly owned subsidiary of the Company and delisted as a publicly traded company on the New York Stock Exchange. As part of the merger, 450,238 outstanding stock options granted by Guaranty National were converted into 358,090 stock options of the Company, with equivalent terms as the Guaranty National options except for the exercise price, which was adjusted to reflect the difference between the then current stock prices.

     The 1997 GNC Purchase was recorded as a step acquisition using the purchase method of accounting. The aggregate purchase price was $116.1 million, including stock options converted of $8.4 million and acquisition expenses of $0.8 million. The Company recorded the excess of the cost over the estimated fair value of the 19.7% interest in Guaranty National's net assets acquired during 1997 of $59.5 million and eliminated the related minority interest. The excess of the cost over fair value will be amortized over 27 years, which is the remaining amortization period for goodwill recorded upon the Company's initial investment in Guaranty National.

     Guaranty National Corporation 1996 purchase - On July 2, 1996, the Company completed a tender offer for 4,600,000 shares of Guaranty National common stock ("1996 GNC Purchase"). Together with the open-market purchase of 120,000 additional shares on July 17, 1996, the Company increased its ownership of Guaranty National from 49.5% to approximately 81%. The aggregate purchase price of approximately $88.2 million, including expenses, was paid in cash.

     The 1996 GNC Purchase was recorded as a step acquisition using the purchase method of accounting as of June 30, 1996. The assets and liabilities of Guaranty National were consolidated in the Company's financial statements and minority interest for approximately 19% of Guaranty National's shareholders equity was recorded. Beginning in 1996, all revenues and expenses of Guaranty National have been consolidated with those of the Company, and minority interest expense has been recorded for the portion of Guaranty National's earnings that was attributable to the shares not owned by the Company until it became a wholly-owned subsidiary.

     The increase in the Company's ownership in 1996 to over 80% of Guaranty National allowed the inclusion of Guaranty National in Orion's consolidated federal income tax return, as well as the reversal of a deferred tax liability previously established by the Company for its share of the undistributed earnings

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of Guaranty National. The excess of cost over the estimated fair value of the 31.5% interest in Guaranty National's net assets acquired during 1996 was $9.1 million, after the reversal of $21.5 million of deferred taxes, and will be amortized over 28 years, which was the remaining amortization period for goodwill recorded upon Orion's initial investment in Guaranty National.

Pro forma information, as if Guaranty National was 100% owned as of the beginning of 1996, is as follows for the year ended December, 31:

(In millions, except for per share amounts)        1997       1996
--------------------------------------------------------------------------

Total revenues                               $   1,590.5  $   1,491.2
                                             ===========  ===========
Net earnings                                 $     116.9  $      93.8
                                             ===========  ===========
Net earnings per diluted share               $      4.16  $      3.35
                                             ===========  ===========

Note 3 - Orion Specialty Realignment

     In the third quarter of 1998, the Company announced an accelerated realignment of its Orion Specialty unit to address lines that had not met the Company's growth and profitability expectations. The realignment continued Orion Specialty's shift away from commodity business, primarily commercial auto and transportation, to a smaller number of more client-focused programs and specialty niches. The 1998 realignment has included the discontinuation of approximately $100 million in annualized net written premiums of unprofitable commodity and marginal lines of business, the reduction of approximately 90 employees related to the exited business, and the sale of Colorado Casualty. Colorado Casualty produced approximately $55 million in annual net premiums, which consisted largely of business that did not fit the Company's specialization strategy.

     The Company recorded severance and program termination expenses of $7.0 million and asset write downs of $1.9 million related to the exited business in the third quarter of 1998. On September 29, 1998, the Company sold Colorado Casualty resulting in a pre-tax gain of approximately $24.2 million. Charges for severance and program termination expenses and asset write-offs, and the gain from the sale of Colorado Casualty, representing a net pre-tax gain of $15.3 million, are reflected as "Restructuring expenses and other" in the Company's Consolidated Statement of Earnings.

The restructuring liability activity for the year ended December 31, 1998 is as follows:

(In millions)
-------------------------------------------------------------------

Balance at December 31, 1997                            $        -
   Restructuring expenses                                      8.9
   Actions taken:
   Asset write-downs                                          (1.9)
   Severance and program termination costs                    (1.9)
                                                        ----------
Balance at December 31, 1998                            $      5.1
                                                        ==========

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In connection with the third quarter realignment, the Company completed an actuarial analysis for the business to be exited resulting in a provision for losses and loss adjustment expenses of $27.8 million in the third quarter of 1998. The Company will continue in 1999 to assess Orion Specialty's remaining programs.

Note 4 - Investment in Affiliate

     As of December 31, 1998, the Company owned 26% of the common stock of Intercargo Corporation ("Intercargo"), a publicly held company. The Company records its share of Intercago's operating results on a quarterly lag basis, after Intercargo has reported its financial results. In December 1998, the Company agreed to sell its investment in Intercargo for $22.8 million or $12 per share in cash pursuant to Intercargo's merger with X. L. America, Inc., a subsidiary of EXEL Limited. The Company reduced the carrying value of its investment in Intercargo to $22.8 million resulting in $7.0 million pre-tax realized investment loss during December 1998. The sale of Intercargo is expected to be complete in the late first quarter or early second quarter of 1999, subject to regulatory approval.

     The carrying values of the Company's investment in affiliates were $22.8 million at December 31, 1998 and $31.3 million at December 31, 1997. The carrying value included $3.0 million and $10.5 million of goodwill at December 31, 1998 and 1997, respectively. In August 1997, Intercargo recognized a gain before taxes of $49.4 million from the sale of substantially all of its interest in Kingsway Financial Services. The Company reflected its portion of the Kingsway sale by recording a gain before taxes of $7.0 million in the fourth quarter of 1997.

     Summarized financial information for the Company's affiliate is set forth below:

(In millions)                               1998      1997      1996
---------------------------------------------------------------------
Year Ended December 31:
Revenues .............................   $  63.7   $ 117.8   $  74.5
Expenses .............................      62.6      65.2      74.8
                                         -------   -------   -------
                                             1.1      52.6      (0.3)
Federal income (taxes) benefit .......      (2.3)    (15.9)      0.2
                                         -------   -------   -------
Net earnings (loss) ..................   $  (1.2)  $  36.7   $  (0.1)
                                         =======   =======   =======
Company's proportionate share,
   including goodwill amortization (a)   $  (0.7)  $   8.6   $  (0.4)
                                         =======   =======   =======



(In millions)                                         1998      1997
----------------------------------------------------------------------
At December 31:
Cash and investments                               $ 109.6   $ 131.8
Other assets                                          55.6      54.0
                                                   -------   -------
                                                     165.2     185.8
Policy liabilities                                   (70.3)    (72.7)
Other liabilities                                    (13.8)    (29.2)
                                                   -------   -------

Stockholders' equity                               $  81.1   $  83.9
                                                   =======   =======

(a) 1998 excludes $7.0 million pre-tax realized investment loss.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 - Investments

The amortized cost and estimated market values of investments in fixed maturities, equity securities and short-term investments at December 31 are as follows:

                                                            Gross      Gross   Estimated
                                               Amortized  Unrealized Unrealized  Market
(In millions)                                     Cost      Gains     Losses      Value
-----------------------------------------------------------------------------------------
1998:
Held-to-maturity securities:
   United States Government and
      government agencies and authorities       $    81.4 $     3.2 $       -  $    84.6
   States, municipalities and
      political subdivisions                        156.1       8.4         -      164.5
   Corporate securities                              23.1       0.5         -       23.6
                                                --------- --------- ---------  ---------
                                                $   260.6 $    12.1 $       -  $   272.7
                                                ========= ========= =========  =========
Available-for-sale securities:
   United States Government and
      Government agencies and authorities       $    69.0 $     1.9 $    (0.3) $    70.6
   States, municipalities and
      political subdivisions                        684.1      41.1      (1.4)     723.8
   Foreign governments                                4.1       0.6         -        4.7
   Corporate securities                             447.6      20.7     (19.3)     449.0
   Mortgage-backed securities
      (exclusive of government agencies)            100.7       2.5      (1.4)     101.8
   Equity securities                                469.4      78.9     (37.4)     510.9
   Short-term investments                           248.7         -         -      248.7
                                                --------- --------- ---------  ---------
                                                $ 2,023.6 $   145.7 $   (59.8) $ 2,109.5
                                                ========= ========= =========  =========
1997:
Held-to-maturity securities:
   United States Government and
      government agencies and authorities       $   122.7 $     1.8 $    (0.5)     124.0
   States, municipalities and
      political subdivisions                        166.9       7.6         -      174.5
   Corporate securities                              23.2       0.7         -       23.9
                                                --------- --------- ---------  ---------
                                                $   312.8 $    10.1 $    (0.5) $   322.4
                                                ========= ========= =========  =========
Available-for-sale securities:
   United States Government and
     government agencies and authorities        $   381.7 $    22.5 $    (2.9) $   401.3
   States, municipalities and
      political subdivisions                        439.5      30.6      (0.2)     469.9
   Foreign governments                                4.6       0.5         -        5.1
   Corporate securities                             526.5      27.4      (4.5)     549.4
   Mortgage-backed securities
      (exclusive of government agencies)             43.1       1.0         -       44.1
   Equity securities                                346.6     101.4      (9.5)     438.5
   Short-term investments                           228.3         -         -      228.3
                                                --------- --------- ---------  ---------
                                                $ 1,970.3 $   183.4 $   (17.1) $ 2,136.6
                                                ========= ========= =========  =========

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net investment income for the years ended December 31 is as follows:

(In millions)                                  1998      1997      1996
------------------------------------------------------------------------

Net investment income:
Fixed maturities ............              $  109.2  $  115.8  $   98.2
Equity securities ...........                  19.4      18.4      19.9
Other long-term investments .                   2.6      17.4      16.1
Short-term investments ......                  10.8      16.3      13.2
Accounts and notes receivable                   0.7       0.5       0.3
Other .......................                   3.2       0.1       0.3
                                           --------  --------  --------
Total investment income .....                 145.9     168.5     148.0
Less investment expenses ....                   2.7       3.6       2.6
                                           --------  --------  --------
       Net investment income               $  143.2  $  164.9  $  145.4
                                           ========  ========  ========



Certain information concerning realized and unrealized gains (losses) for fixed maturities and equity securities during the years ended December 31 is set forth below:

(In millions)                                  1998      1997      1996
------------------------------------------------------------------------

Fixed maturities available-for-sale:
  Gross realized gains ....................$   31.1  $   12.0  $   10.3
  Gross realized losses ...................   (15.4)     (7.4)     (7.1)
  Provision for other than temporary
     Impairment ...........................    (3.2)     (2.0)     (1.1)
                                           --------  --------  --------
                                           $   12.5  $    2.6  $    2.1
                                           ========  ========  ========

  Change in unrealized gains (losses)
     Recorded in stockholders' equity .....$  (30.0) $   38.9  $  (11.1)
                                           ========  ========  ========
Equity securities:
  Gross realized gains ....................$   80.9 $    51.5  $   29.0
  Gross realized losses (a) ...............   (39.8)     (7.3)     (6.6)
  Provision for other than temporary
     Impairment ...........................    (1.1)     (0.4)     (0.3)
                                           --------  --------  --------
                                           $   40.0 $    43.8  $   22.1
                                           ========  ========  ========
  Change in unrealized gains (losses)
     Recorded in stockholders' equity .....$  (50.4) $   18.4  $   18.4
                                           ========  ========  ========


(a) 1998 includes $7.0 million realized loss related to the planned sale of Intercargo.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The amortized cost and estimated market values of fixed maturity and short-term investments at December 31, 1998, by contractual fiscal maturity, are shown below. Expected maturities will differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Fixed Maturities            Fixed Maturities
                                            Held-to-Maturity           Available-for-Sale
                                       ---------------------------  -----------------------
                                                      Estimated                 Estimated
                                           Amortized    Market      Amortized     Market
(In millions)                                 Cost       Value          Cost       Value
-------------------------------------------------------------------------------------------

Due in one year or less ..............     $    8.7    $     8.8   $    264.7   $    264.9
Due after one year through five years         173.4        179.4        256.9        252.1
Due after five years through ten years         34.7         37.1        266.0        278.1
Due after ten years ..................         43.8         47.4        655.6        691.3
                                           --------   ----------   ----------   ----------
                                              260.6        272.7      1,443.2      1,486.4
Mortgage-backed securities ...........           --           --        111.0        112.2
                                           --------   ----------   ----------   ----------
                                           $  260.6   $    272.7   $  1,554.2   $  1,598.6
                                           ========   ==========   ==========   ==========


     Other long-term investments had aggregate carrying values of $116.2 million at December 31, 1998 and $94.3 million at December 31, 1997 including mortgage loans on real estate of $2.2 million and $2.3 million, respectively. Estimated market values of mortgage loans and other long-term investments approximate their carrying values. The carrying value of the Company's investments in principal-only securities and interest-only securities totaled approximately $1.5 million at December 31, 1998.

     The carrying value of securities on deposit with state regulatory authorities in accordance with statutory requirements totaled $242.4 million and $223.4 million at December 31, 1998 and 1997, respectively. Excluding investments in securities of the United States Government and its agencies, the Company had investments in only one issuer (AAA rated fixed income securities totaling $26.7 million) that exceeded $25.0 million. The Company had $0.2 million of fixed maturity investments for which it was not accruing income for both 1998 and 1997.

Note 6 - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. As of December 31, 1998 and 1997, recoverables for reinsurance ceded to the Company's two largest reinsurers were an aggregate of $71.7 million and $132.8 million, respectively. As of December 31, recoverables for reinsurance ceded to the two largest McGee pool members other than the Company aggregated $50.6 million for 1998, and $54.7 million for 1997, and the Company had ceded balances payable to these pool members of $6.3 million and $21.0 million, respectively.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The table below illustrates the effect of reinsurance on premiums written and premiums earned for the years ended December 31:

(In millions, except for %)                   1998          1997          1996
-------------------------------------------------------------------------------
Direct premiums written ............... $  1,862.0    $  1,521.3    $  1,431.4
Reinsurance assumed ...................      117.8          72.0         174.7
                                        ----------    ----------    ----------
Gross premiums written ................    1,979.8       1,593.3       1,606.1
Reinsurance ceded .....................     (446.2)       (226.2)       (272.0)
                                        ----------    ----------    ----------
Net premiums written .................. $  1,533.6    $  1,367.1    $  1,334.1
                                        ==========    ==========    ==========
Percentage of amount assumed to net ...        7.7%          5.3%         13.1%
                                        ==========    ==========    ==========
Direct premiums earned ................ $  1,810.6    $  1,500.8    $  1,388.9
Reinsurance assumed ...................      116.8         106.1         182.5
                                        ----------    ----------    ----------
Gross premiums earned .................    1,927.4       1,606.9       1,571.4
Reinsurance ceded .....................     (424.4)       (249.2)       (270.6)
                                        ----------    ----------    ----------
Net premiums earned ................... $  1,503.0    $  1,357.7    $  1,300.8
                                        ==========    ==========    ==========
Loss and loss adjustment expenses
   incurred recoverable from reinsurers $    457.2    $    165.4    $    174.3
                                        ==========    ==========    ==========

     Reinsurance   recoverables   and  prepaid   reinsurance   includes  prepaid
reinsurance of $129.8 million at December 31, 1998 and $125.5 million at December 31, 1997.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7- Loss and Loss Adjustment Expense Reserves

     An analysis of the Company's calendar year net loss and loss adjustment expense reserves for the three years ended December 31, 1998 is summarized in the following table. The 1996 current year provision and payments include favorable loss development for Guaranty National of $1.0 million and payments of $144.8 million attributable to periods prior to the consolidation of Guaranty National's results in the Company's financial statements.

(In millions)                              1998         1997         1996
--------------------------------------------------------------------------

Net balance, beginning of year .     $  1,390.7   $  1,368.4   $    994.0
Effect of acquisitions and other           16.9          8.9        286.3
                                     ----------   ----------   ----------
                                        1,407.6      1,377.3      1,280.3
                                     ----------   ----------   ----------
Provision:
   Current year ................          986.6        896.3        874.1
   Prior years .................           33.9          9.2          8.9
                                     ----------   ----------   ----------
                                        1,020.5        905.5        883.0
                                     ----------   ----------   ----------
Payments:
   Current year ................          450.3        370.9        499.2
   Prior years .................          559.4        521.2        295.7
                                     ----------   ----------   ----------
                                        1,009.7        892.1        794.9
                                     ----------   ----------   ----------
Net balance, end of year .......        1,418.4      1,390.7      1,368.4
   Add reinsurance recoverables           599.3        481.0        417.3
                                     ----------   ----------   ----------
Balance, end of year ...........     $  2,017.7   $  1,871.7   $  1,785.7
                                     ==========   ==========   ==========


     Loss reserve estimates are based on forecasts of the ultimate settlement of claims and are subject to uncertainty with respect to future events. Loss reserve amounts are based on management's informed estimates and judgments, using data currently available. Reserve amounts and the underlying actuarial factors and assumptions are regularly analyzed and adjusted to reflect new information. Such re-evaluation is a normal, recurring activity that is inherent in the process of loss reserve estimation and therefore, no assurances can be given that reserve development will not occur in the future. During the three years ended December 31, 1998 a substantial portion of the loss development experienced by the Company resulted from pools and associations, assumed reinsurance, and certain discontinued lines and program business (including $17.0 million in 1998 related to Orion Specialty realignment), partly reduced by favorable development in workers compensation.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     An analysis of the Company's loss and loss adjustment expense environmental reserves and claim counts for the three years ended December 31, 1998 is presented below. Claim counts (excluding pools and associations) have been aggregated by year of coverage for each occurrence for which policyholders are being defended, and often include numerous claimants.

                                                1998             1997            1996
                                         ------------------ ---------------- ---------------
                                                    Claim            Claim           Claim
(In millions, except for claims count)    Amount    Counts   Amount  Counts  Amount  Counts
----------------------------------------------------------- ---------------- ---------------
Net balance, beginning of year           $  67.9     551    $  57.0    632   $  34.6   474

   Provision ..................              5.3               17.7             24.4
   Payments ...................             (7.5)              (6.8)            (4.8)
   Acquisitions ...............               --                 --              2.8    70
                                         -------            -------          -------
Net balance, end of year ......             65.7     515       67.9    551      57.0   632
   Add reinsurance recoverables             13.0               12.3             12.5
                                         -------            -------          -------
Balance, end of year ..........          $  78.7            $  80.2          $  69.5
                                         =======            =======          =======



     The Company's environmental claims principally relate to asbestos and hazardous waste, arising from certain liability business written prior to the mid 1980's, which business was never a major element of the Company's operations. Environmental claims are also received from certain pools and associations where reserves are established based on information reported to the Company by the managers of those pools and associations. In view of the lines of insurance that the Company has traditionally written, environmental claims have not represented, and are not expected to represent in the future, a material portion of the Company's total claims.

     Establishing reserve liabilities for environmental claims is subject to significant uncertainties that make reserve estimation difficult. Legal decisions have tended to expand insurance coverage beyond the intent of the policies. The Company does not use discounting in determining its reserves for environmental claims. IBNR of $45.6 million and $51.0 million is included in net reserves for environmental claims at December 31, 1998 and 1997, respectively. The net reserve for environmental claims and IBNR increased in 1997 primarily due to higher claims reported to the Company by certain pools and associations, which is the basis of establishing such reserve, and higher loss reserve estimates.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 - Notes Payable

     Notes payable are recorded at face value less unamortized discount. The carrying value and estimated market value of notes payable at December 31 consist of the following:

                                                                  Estimated
                                            Carrying Value       Market Value
                                         ------------------ -------------------
(In millions)                             1998       1997       1998       1997
----------------------------------------------------------- -------------------

$110.0 face amount, 9.125% Senior
   Notes, due September 1, 2002 .     $  109.9   $  109.9   $  118.9   $  121.2
$100.0 face amount, 7.25% Senior
   Notes, due July 15, 2005 .....         99.5       99.4      102.9      103.2
Bank credit facility ............          8.0         --        8.0         --
Loan agreement with banks .......           --      100.0         --      100.0
Collateralized term loan ........           --        0.9         --        0.9
                                      --------   --------   --------   --------
                                      $  217.4   $  310.2   $  229.8   $  325.3
                                      ========   ========   ========   ========



     On July 8, 1998 the Company entered into a credit agreement with a group of banks ("Bank Credit Facility") which provides for unsecured borrowings up to $150 million. The Bank Credit Facility expires on July 8, 2003 and provides for two one-year extension periods. The Company intends to use the Bank Credit Facility for general corporate purposes, which may include acquisitions. The Bank Credit Facility carries an annual facility fee on the unused amounts of the credit facility. Borrowings under the Bank Credit Facility bear interest at LIBOR (London Interbank Offered Rate) plus a margin based upon the Company's credit ratings. The Bank Credit Facility requires the Company to maintain certain financial covenants including a maximum debt to total capitalization ratio of 0.4 to 1.0, as defined, and a minimum combined statutory surplus of $650 million plus 30% of the Company's aggregate combined annual statutory net income. The Bank Credit Facility limits the Company's ability to incur secured indebtedness or certain contingent obligations except for indebtedness secured by liens specifically permitted by the Bank Credit Facility and additional secured indebtedness with a principal amount not exceeding 10% of the Company's consolidated net worth, as defined.

     The indentures for the 7.25% Senior Notes and the 9.125% Senior Notes limit the amount of liens and guarantees by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes.

     The $100 million borrowings under the loan agreement between Guaranty National and several banks outstanding at December 31, 1997 was fully repaid by the Company in February 1998 from proceeds of the sale of the 7.701% Trust Preferred Securities (See Note 9).

     As of December 31, 1998 maturities of the Company's notes payable are as follows: 2002 - $110.0 million, 2003 - $8.0 million, and 2005 - $100.0 million.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 - Trust Preferred Securities

     Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Company ("Trust Preferred Securities") at December 31 comprise the following:

                                                               Estimated
                                         Carrying Value      Market Value
                                       -----------------   ----------------
(In millions)                            1998      1997      1998      1997
---------------------------------------------------------------------------
8.73% Trust Preferred Securities
  due January 1, 2037                 $ 125.0   $ 125.0   $ 119.0   $ 137.5
7.701% Trust Preferred Securities
  due April 15, 2028                    125.0         -     112.0         -
                                      -------   -------   -------   -------
                                      $ 250.0   $ 125.0   $ 231.0   $ 137.5
                                      =======   =======   =======   =======

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

     On February 2, 1998 Orion issued $125 million of 7.701% Junior Subordinated Deferrable Interest Debentures due April 15, 2028 (the "7.701% Debentures") to Orion Capital Trust II ("Trust II"), a Delaware statutory business trust sponsored by Orion. Trust II then sold $125 million of 7.701% capital securities (the "7.701% Trust Preferred Securities"), which have substantially the same terms as the 7.701% Debentures. Approximately $100 million of net proceeds from the sale of the 7.701% Trust Preferred Securities were used to repay bank indebtedness of Guaranty National in February 1998.

     The 8.73% and 7.701% Trust Preferred Securities are subordinate to all liabilities of the Company. The Company may defer interest distributions on these Trust Preferred Securities; however, during any period when such cumulative distributions have been deferred, Orion may not declare or pay any dividends or distributions on its common stock. The Company registered the Trust Preferred Securities under the Securities Act of 1933. The Trusts are consolidated in the Company's financial statements because they are wholly-owned by the Company. The sole assets of the Trusts are the Debentures issued by Orion. Orion has given its partial guarantee, which when taken together with the Company's obligations under the declaration of the Trust, the Debentures, and the indenture pursuant to which the Trust Preferred Securities are issued including its obligations to pay costs, expenses, debts and liabilities of the Trusts (other than with respect to the Trust Preferred Securities), provides a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 - Federal Income Taxes

     Orion and its wholly-owned subsidiaries file a consolidated federal income tax return, including Guaranty National from July 2, 1996. Substantially all federal income taxes incurred by Orion and its subsidiaries relate to domestic operations.

     In October 1996 the Internal Revenue Service ("IRS") completed an examination of the Company's federal income tax returns through 1992. Certain tax benefits from tax attributes existing at the date of the Company's reorganization in 1976 were not recognized pending completion of the IRS examination. Accordingly, the Company recorded a credit to capital surplus in 1996 for tax benefits of $11.9 million with respect to the 1976 reorganization. The recording of this credit had no impact on the Company's earnings.


     The components of the provision (benefit) for federal income taxes on income from operations and allocations of taxes (benefits) to other items for the years ended December 31 are as follows:

(In millions)                                                 1998      1997      1996
---------------------------------------------------------------------------------------

Taxes on income from operations before minority interest:
   Current .................................................$ 37.5    $ 42.0    $ 22.0
   Deferred ................................................   3.6       4.5      10.0
                                                            ------    ------    ------
                                                              41.1      46.5      32.0
Tax benefit from trust preferred securities ................  (6.8)     (3.7)       --
                                                            ------    ------    ------
   Total tax expense .......................................  34.3      42.8      32.0
Taxes allocated to stockholders' equity for:
   Unrealized appreciation (depreciation) of securities .... (28.0)     22.8       2.0
   Pre-reorganization income tax benefits ..................    --        --     (11.9)
   Other ...................................................  (1.5)     (2.0)      0.6
                                                            ------    ------    ------
                                                            $  4.8    $ 63.6    $ 22.7
                                                            ======    ======    ======

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The tax effects of the temporary differences comprising the Company's net deferred tax asset at December 31 are as follows:

(In millions)                               1998      1997
-----------------------------------------------------------
Deferred tax assets:
   Loss reserve discounting ........     $  71.8   $  72.2
   Unearned premium reserves .......        32.6      30.1
   Policyholders' dividends ........         6.3       7.1
   Retiree medical benefits ........         5.4       4.6
   Deferred compensation ...........         5.0       7.8
   Other ...........................        20.9      19.8
                                         -------   -------
                                           142.0     141.6
                                         -------   -------
Deferred tax liabilities:
   Deferred policy acquisition costs        54.7      51.5
   Unrealized investment gains .....        30.2      58.4
   Investment income ...............        18.3      16.5
   Other ...........................        12.1      14.2
                                         -------   -------
                                           115.3     140.6
                                         -------   -------
      Net deferred tax asset .......     $  26.7   $   1.0
                                         =======   =======


     A reconciliation of expected federal income tax expense on pre-tax earnings at regular corporate rates to actual tax expense for the years ended December 31 is as follows:


(In millions, except for %)           1998               1997               1996
----------------------------------------------------------------------------------------
                                  Amount    Rate     Amount    Rate     Amount    Rate
Expected income tax expense      $  48.0    35.0%   $  58.0    35.0%   $  44.6    35.0%
Tax-exempt interest ........       (13.1)   -9.6%     (11.5)   -6.9%     (10.2)   -8.0%
Dividends-received deduction        (5.7)   -4.2%      (5.6)   -3.3%      (6.5)   -5.1%
Amortization of goodwill ...         4.2     3.1%       1.1     0.6%       1.0     0.8%
Other ......................         0.9     0.7%       0.8     0.4%       3.1     2.5%
                                 -------    ----    -------    ----    -------    ----
Actual income tax expense ..     $  34.3    25.0%   $  42.8    25.8%   $  32.0    25.2%
                                 =======    ====    =======    ====    =======    ====


Note 11 - Employee Benefit Plans

     The Company maintains 401(k) and Profit Sharing Plan(s) ("Plans"), qualified under the Internal Revenue Code Section 401(a) for eligible employees of the Company. (These Plans include the Orion Capital 401(k) and Profit Sharing Plan, Orion Capital Corporation Retirement Savings Plan for the Employees of Guaranty National Insurance Company and Wm. H. McGee & Co., Inc. Profit Sharing Plan.) Employee and employer matched contributions to the Plans are limited to the extent allowable under the Plans and in accordance with Internal Revenue Code limits. The Plans also provide a provision that allows the Company to make annual profit sharing contributions to the Plans based on percentage of employee's compensation. The profit sharing contribution is determined annually by the Company. Employees vest in the Company's contributions on a graduated scale over a six-year or seven-year period. In addition to the active plans, Strickland, acquired in April 1998, froze its 401(k) defined contribution plan for all its eligible employees. The Company has adopted supplemental benefit plans to provide

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accrual of benefits for those eligible employees who receive less than the full employer contributions to the Company's qualified plans as a result of the Internal Revenue Code limitations.

     During 1998, the Company's shareholders approved the Employees' Stock Purchase Plan to allow eligible employees of the Company and its subsidiaries to purchase, through payroll deductions, shares of the Company's common stock at 90 percent of the fair market value at specified dates. In May 1998, the Company reserved 300,000 shares of its common stock for issuance under the Employees' Stock Purchase Plan. The initial purchase period began on July 1, 1998 and ended December 31, 1998, resulting in 29,851 shares issued at an aggregate purchase price of $1.1 million. At December 31, 1998 approximately 24% of eligible employees participated in the plan and 270,149 shares are reserved for future issuance under the plan.

     The Company maintains incentive plans for key employees, including the 1982 Long-Term Performance Incentive Plan and the Equity Incentive Plan (together the "Incentive Plans"). Orion has awarded both stock options and restricted stock to members of the Company's management under the Incentive Plans. All stock options are granted by Orion with exercise prices at fair market value at date of grant, and are intended to qualify to the maximum extent possible as incentive stock options. Stock options become exercisable from the first through fourth anniversaries of the date of grant, and expire ten years after the date of grant. Restricted stock is considered issued and outstanding when awarded. There are restrictions as to its transferability, which restrictions generally lapse in 25% increments over four or five year periods from the date of grant. For certain employees, the restrictions fully lapse after three years from the date of grant if the participant remains employed with the Company. As of December 31, 1998, the number of shares of stock reserved under the Incentive Plans is 1,693,152, of which 1,611,442 are for outstanding stock options and 81,710 are available for future awards under the Incentive Plans. Included in 1997 granted options of 696,600 were 358,090 of stock options relating to the 1997 acquisition of Guaranty National.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A summary of the status of Orion's stock option plans at December 31, 1998 and for the three years then ended is presented below:

(Shares in thousands)             1998                1997               1996
--------------------------------------------------------------------------------------
                                      Weighted            Weighted           Weighted
                                      Average             Average            Average
                                      Exercise            Exercise           Exercise
                             Options   Price      Options  Price      Options  Price

Beginning of year ........   1,452.4  $ 25.16      893.7  $ 18.07      588.3  $ 12.40

   Granted ...............     538.9    37.39      696.6    32.39      374.1    25.68
   Cancelled .............     (75.8)   31.37      (33.1)   29.42      (13.9)   17.14
   Exercised .............    (304.1)   13.47     (104.8)   11.41      (54.8)    9.47
                             -------             -------               -----
End of year ..............   1,611.4    31.10    1,452.4    25.16      893.7    18.07
                             =======  =======    =======  =======      =====  =======

Exercisable at end of year     594.4  $ 23.59      646.1  $ 16.95      402.0  $ 11.48
                             =======  =======    =======  =======      =====  =======


(Shares in thousands)                  December 31, 1998
-------------------------------------------------------------------------------
                                   Weighted   Weighted                Weighted
      Range of                      Average    Average                Average
      Exercise           Options   Exercise   Remaining    Options    Exercise
       Prices          Outstanding   Price      Years    Exercisable    Price

 $  10.01  - $ 17.50      167.3   $  15.12      5.1        167.3     $   15.12
    17.51  -   25.00      310.5      21.48      6.9        210.3         21.44
    25.01  -   40.00      791.2      32.32      9.0        140.4         25.89
    40.01  -   46.00      305.4      43.87      8.8         76.4         43.87
    46.01  -   57.00       37.0      52.95      9.3            -             -
                        -------                        ---------
    10.01  -   57.00    1,611.4      31.10      8.1        594.4         23.59
                        =======   ========      ===    =========     =========


     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options granted under the Incentive Plans and the Employees' Stock Purchase Plan. Accordingly, no compensation cost has been recognized for activities related to these plans. Had compensation cost for these plans been recognized pursuant to FAS 123 "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per diluted share on a proforma basis for the years ended December 31, 1998, 1997 and 1996 would have been approximately $100.8 million or $3.62 per diluted share, $114.9 million or $4.12 per diluted share, and $86.5 million or $3.11 per diluted share, respectively.

     The weighted average fair value of options granted was $10.62 per share for 1998, $14.08 per share for 1997 and $14.58 per share for 1996. The fair value of options granted was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions: dividend yield of 1.9% - 1998 and 1996, and 1.5% - 1997; expected volatility of 22% - 1998, 23% - 1997 and 19% - 1996; risk free interest rate of 5.4% - 1998, 5.5% -
1997 and 6.0% - 1996; and expected life 7.0 years - both 1998 and 1997 and 7.1 years in 1996.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     During 1998 and 1997 Orion granted 26,000 and 69,000 stock options, respectively, to directors at fair market value, which become exercisable one year from the date of grant and expire in ten years.

     Orion granted 130,263 shares of restricted stock at a weighted average fair value of $40.91 per share during 1998, 57,202 shares at $43.95 per share during 1997 and 92,636 shares at $25.61 per share for 1996. As of December 31, 1998, the restrictions have not lapsed on 224,013 shares of restricted stock. The fair market value of restricted stock on the date of issuance is amortized over the vesting period during which the restrictions lapse.

     The total expense for 1998, 1997 and 1996 for the above savings, retirement and employee benefit plans, excluding amortization of deferred compensation on restricted stock, was $10.1 million, $10.9 million and $9.5 million, respectively.

Note 12 - Postretirement Medical Benefits and Defined Benefit Pension Plans

     During the fourth quarter of 1998, the Company adopted FAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which modifies the Company's disclosure of such benefits.

     The Company and subsidiaries provide postretirement benefits to eligible employees, who have attained age 55 and have 10 years of consecutive service immediately prior to retirement. The Company premium subsidy provided to eligible participants electing continuation of medical Plan benefits coverage is a service formula based on years of service up to a maximum of 25 years.

     McGee has a noncontributory defined benefit retirement plan covering all eligible employees. Unisun, which was acquired in December 1997, froze its defined benefit pension plan for all of its eligible employees.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The Company's benefit obligation, plan assets and recorded balances for the years ended December 31 are as follows:

                                                                              Postretirement
                                                        Pension Benefits         Benefits
                                                      --------------------   -------------------
(In millions, except for %)                             1998        1997       1998       1997
--------------------------------------------------------------------------   -------------------
Change in benefit obligation:
Benefit obligation, beginning of year ..............  $  30.6    $  23.0     $  6.2     $  9.8
   Service cost ....................................      0.9        0.8        0.5        1.0
   Interest cost ...................................      2.1        1.6        0.5        0.7
   Actuarial losses (gains) and amendments .........      1.7        1.1        0.7       (4.9)
   Acquisitions ....................................       --        5.8        0.5         --
   Benefit paid, net of participants' contributions      (2.1)      (1.7)      (0.5)      (0.4)
                                                      -------    -------     -------    ------
Benefit obligation, end of year ....................     33.2       30.6        7.9        6.2
                                                      -------    -------     -------    ------
Change in plan assets:
Fair value of plan assets, beginning of year .......     27.9       19.4         --         --
   Return on plan assets ...........................      4.0        2.6
   Acquisitions ....................................       --        7.1         --         --
   Employer contributions ..........................      0.9        0.5        0.5        0.4
   Benefits paid, net of participants' contributions     (2.1)      (1.7)      (0.5)      (0.4)
                                                      -------    -------     -------    ------
Fair value of plan assets, end of year .............     30.7       27.9         --         --
                                                      -------    -------     -------    ------
Funded status ......................................     (2.5)      (2.7)      (7.9)      (6.2)
Unrecognized net gains .............................     (1.4)      (1.2)      (7.1)      (8.9)
                                                      -------    -------     -------    ------
   Accrued benefit cost ............................  $  (3.9)   $  (3.9)    $ (15.0)   $(15.1)
                                                      =======    =======     =======    ======


Weighted-average assumptions as
   of December 31:
Discount rate ......................................     6.75%       7.0%      6.75%      7.0%
Rate of compensation increase ......................      5.0%       5.0%
Expected return on plan assets .....................   8.0%-9.0%  8.0%-9.0%


     The  components of net periodic  benefit costs for the years ended December
31 are as follows:
                                                                                         Postretirement
                                                   Pension Benefits                         Benefits
                                         ---------------------------------    ----------------------------------
(In millions)                                 1998        1997        1996         1998         1997        1996
--------------------------------------------------------------------------    ----------------------------------
Components of net periodic benefit cost:

Service cost                             $     0.9   $     0.8   $     0.8    $     0.5    $     1.0   $     1.1
Interest cost                                  2.1         1.6         1.6          0.5          0.7         0.7
Return on plan assets                         (2.1)       (1.5)       (1.5)           -            -           -
Recognized net gains                             -           -           -         (1.2)        (0.5)       (0.5)
                                         ---------   ---------   ---------    ---------    ---------   ---------
Net periodic benefit cost                $     0.9   $     0.9   $     0.9    $    (0.2)   $     1.2   $     1.3
                                         =========   =========   =========    =========    =========   =========


                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The expected health care cost trend rates used to calculate the postretirement benefits obligation were 15.0% for 1998 and 8.5% for 1999, decreasing linearly each year until it reaches 5% for 2006 and future years. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)                              1-Percentage Point Change
---------------------------------------------------------------------
                                                1998       1997
                                              --------   --------
Effect on total of service and interest
   cost components                            $    0.1   $    0.3
Effect on postretirement benefit obligation   $    0.8   $    0.6


     Orion maintained a non-qualified defined benefit retirement plan for members of the Board of Directors who are not employees. On December 31, 1997, the Company terminated this plan resulting in $0.3 million of benefits payments in January 1998 with the remaining accrued benefits of $0.4 million to be paid with interest in future periods. Benefits were based on years of service and director fee levels at retirement or termination date of the plan.

Note 13 - Commitments

     Minimum lease commitments at December 31, 1998, with the majority having initial lease periods from one to twenty-five years, are as follows:

(In millions)
------------------------------------------
1999                           $      22.6
2000                                  20.2
2001                                  15.7
2002                                  12.5
2003                                  10.0
2004 and thereafter                   37.8
                               -----------
   Minimum lease commitments   $     118.8
                               ===========


     Rent expense amounted to $20.2 million, $23.1 million and $19.8 million for 1998, 1997 and 1996, respectively. Substantially all leases are for office space and equipment. A number of lease commitments contain renewal options ranging from one to thirty years.

Note 14 - Contingencies

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

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 - Stockholders' Equity and Earnings Per Common Share

     During 1998, the Company repurchased 836,100 shares of its common stock at an aggregate cost of $35.6 million under the stock repurchase program authorized by the Board of Directors and repurchased 45,615 shares at an aggregate cost of $2.4 million related to its employee benefit plans. The Company repurchased 42,916 shares for $1.5 million in 1997 and 482,228 shares for $11.2 million in 1996 under the stock repurchase program.

     Orion declared dividends on its common stock of $19.1 million, $17.1 million and $14.3 million, or $0.70, $0.62 and $0.51 per share in 1998, 1997 and 1996, respectively.

     A reconciliation of basic and diluted earnings per share ("EPS") for the years ended December 31 is as follows:

                                                  Net     Average    Per Share
(In millions, except for per share amounts)    Earnings   Shares       Amount
-------------------------------------------------------------------------------
1998 -
Basic EPS:
Net earnings available to
   common stockholders                       $   102.8        27.2  $     3.78
                                                                    ==========
Stock options and awards                             -         0.6
                                             ---------   ---------
Diluted EPS:
Net earnings available to common
   stockholders with assumed exercises       $   102.8        27.8  $     3.69
                                             =========   =========  ==========
1997 -
Basic EPS:
Net earnings available to
   common stockholders                       $   115.8        27.3  $     4.24
                                                                    ==========
Stock options and awards                             -         0.6
                                             ---------   ---------
Diluted EPS:
Net earnings available to common
   stockholders with assumed exercises       $   115.8        27.9  $     4.15
                                             =========   =========  ==========
1996 -
Basic EPS:
Net earnings available to
   common stockholders                       $    86.6        27.4  $     3.16
                                                                    ==========
Stock options and awards                             -         0.4
                                             ---------   ---------
Diluted EPS:
Net earnings available to common
   stockholders with assumed exercises       $    86.6        27.8   $    3.12
                                             =========   =========   =========

     Effective as of September 11, 1996, Orion redeemed its old stockholder rights plan and adopted a new Stockholder Rights Plan ("Rights Plan"). Under the Rights Plan each outstanding share of common stock includes one preferred stock purchase right ("Right"). The Rights Plan is designed to assure

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stockholders that they will receive equitable treatment in the event of a proposed takeover. Under the Rights Plan, each holder of a Right is entitled to buy two-hundredth of a share of Series B Junior Participating Preferred Stock. The Rights become exercisable (i) if an acquiror gains a 15% or greater beneficial ownership interest in Orion's outstanding common stock, on other than fair and favorable terms to all stockholders or (ii) following the commencement of a tender offer or exchange offer that would result in an acquiror owning 15% or more of Orion's outstanding common stock. Each Right not owned by such acquiror will enable the holder to purchase, at an initial purchase price of $100, common stock having a value of twice the Right's purchase price. In addition, under certain circumstances if Orion is involved in a merger each Right will entitle its holder to purchase, at the Right's then current purchase price, common shares of such other company having a value of twice the Right's purchase price. Until 1998, the Rights Plan provided that, in the event of a change in control for a period of 180 days, Rights could be redeemed only by action of the continuing Directors. That restriction was removed in 1998.

Note 16 - Accumulated Other Comprehensive Income

Accumulated other comprehensive income balances, net of taxes, for the years ended December 31 are as follows:

                              Unrealized    Unrealized Foreign   Accumulated
                              Unrealized        Exchange       Accumulated Other
                           Investment Gains   Translation        Comprehensive
(In millions)                  (Losses)      Gains (Losses)      Income (Loss)
--------------------------------------------------------------------------------
1998:
Balance, beginning of year       $  113.6        $   (4.4)         $  109.2
Current year change                 (52.4)            1.7             (50.7)
                                 --------        --------          --------
Balance, end of year             $   61.2        $   (2.7)         $   58.5
                                 ========        ========          ========

1997:
Balance, beginning of year       $   72.3        $   (2.2)         $   70.1
Current year change                  41.3            (2.2)             39.1
                                 --------        --------          --------
Balance, end of year             $  113.6        $   (4.4)         $  109.2
                                 ========        ========          ========
1996:
Balance, beginning of year       $   63.3        $   (4.0)         $   59.3
Current year change                   9.0             1.8              10.8
                                 --------        --------          --------
Balance, end of year             $   72.3        $   (2.2)         $   70.1
                                 ========        ========          ========

     The pre-tax unrealized investment gains (losses) were $(80.4) million, $62.9 million and $14.0 million for the year ended December 31, 1998, 1997 and 1996, respectively. The pre-tax unrealized foreign exchange translation gains (losses) were $2.6 million, $(3.4) million and $2.8 million for the year ended December 31, 1998, 1997 and 1996, respectively.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The components of change in accumulated other comprehensive income related to changes in unrealized investment gains (losses) for 1998 are as follows:

(In millions)
--------------------------------------------------------------
Unrealized investment holding gains (losses)
   arising during the period, net of taxes         $      2.6
Reclassification adjustment for gains (losses)
   Included in net earnings, net of taxes               (55.0)
Net investment gains (losses) recognized in        ----------
   other comprehensive income                      $    (52.4)
                                                   ==========

     Pre-tax unrealized investment holding gains (losses) arising during 1998 was $4.4 million. Pre-tax reclassification adjustment for gains included in net earnings was $84.7 million.

Note 17 - Segment Information

The Company reports its insurance operations in three segments at December 31, 1998. These reportable segments comprise operating units of the Company that have different insurance products and services, market focus and operational structure. The Company reportable segments comprise:

Workers Compensation - this segment provides workers compensation insurance products and services sold by the EBI Companies.

Specialty Commercial - this segment markets various specialty commercial products and services and includes professional liability insurance through DPIC Companies; client-focused specialty insurance programs through Orion Specialty; underwriting management specializing in ocean marine, inland marine and commercial property insurance through Wm. H. McGee; insurance for international trade through the Company's 26% interest in Intercargo Corporation; and also includes the run-off operations of the Company' assumed reinsurance business, SecurityRe, which was sold in late 1996. McGee and Intercargo are expected to be sold in 1999 as discussed in Notes 20 and 4.

Nonstandard   Automobile  -  specializes  in  nonstandard   personal  automobile
     insurance sold by OrionAuto.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Financial information for the Company's segments for the years ended December 31 is shown below:

(In millions)                                     1998         1997        1996
-------------------------------------------------------------------------------
Net Premiums Written:
   Workers Compensation ..................  $    439.5   $    365.1  $    353.0
   Specialty Commercial ..................       665.1        669.2       725.8
   Nonstandard Automobile ................       429.0        332.8       255.3
                                            ----------   ----------  ----------
      Consolidated .......................  $  1,533.6   $  1,367.1  $  1,334.1
                                            ==========   ==========  ==========

Revenues:
Workers Compensation -
   Premiums earned .......................  $    429.8   $    362.1  $    356.8
   Net investment income .................        35.2         41.8        38.2
   Realized investment gains .............        19.1         13.8         6.8
   Other income ..........................         0.6          0.3         0.2
                                            ----------   ----------  ----------
      Total Workers Compensation .........       484.7        418.0       402.0
                                            ----------   ----------  ----------
Specialty Commercial -
   Premiums earned .......................       656.0        673.2       686.5
   Net investment income .................        82.9         90.5        82.4
   Realized investment gains .............        30.0         28.7        13.2
   Other income ..........................        14.0         19.7        22.7
                                            ----------   ----------  ----------
      Total Specialty Commercial .........       782.9        812.1       804.8
                                            ----------   ----------  ----------
Nonstandard Automobile -
   Premiums earned .......................       417.2        322.4       257.5
   Net investment income .................        21.2         21.8        19.7
   Realized investment gains .............         3.1          5.5         6.3
                                            ----------   ----------  ----------
      Total Nonstandard Automobile .......       441.5        349.7       283.5
                                            ----------   ----------  ----------
Other ....................................         7.6         10.8         3.2
                                            ----------   ----------  ----------
      Consolidated .......................  $  1,716.7   $  1,590.6  $  1,493.5
                                            ==========   ==========  ==========
Pre-tax Earnings before Minority Interest:
   Workers Compensation ..................  $     86.2   $     86.8  $     68.4
   Specialty Commercial ..................        54.2         65.3        56.5
   Nonstandard Automobile ................        37.1         40.7        23.3
   Other .................................       (20.8)       (16.6)      (20.9)
                                            ----------   ----------  ----------
      Consolidated .......................  $    156.7   $    176.2  $    127.3
                                            ==========   ==========  ==========

Identifiable Assets at December 31:
   Workers Compensation ..................  $    989.7   $    936.2
   Specialty Commercial ..................     2,240.5      2,066.2
   Nonstandard Automobile ................       883.3        811.4
   Other .................................        50.9         70.3
                                            ----------   ----------
      Consolidated .......................  $  4,164.4   $  3,884.1
                                            ==========   ==========

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as "Other" in the above table.

     The accounting  policies of the segments are the same as those described in
Note 1 to the consolidated financial statements included herein. Investments, net investment income and realized investment gains are allocated to each segment based on the cash flows of these segments. Earnings for the segments represents earnings (loss) before federal income taxes and minority interest expense, and includes an allocation of payroll, office and other expenses incurred by the parent company to support the operations of the Company's segments. Earnings for Specialty Commercial include equity earnings (loss) of affiliate of $(0.7) million in 1998, $8.6 million in 1997 and $(0.4) million in 1996. Additionally, identifiable assets for Specialty Commercial include investment in affiliate, Intercargo, of $22.8 million and $31.3 million at December 31, 1998 and 1997, respectively.

     Less than 2% of the Company's premiums are derived from operating units located outside the United States. Substantially all of the Company's long-lived assets are located in the United States. No one single customer represents 10% or more of the Company's revenue for 1998, 1997 and 1996.

Note 18 - Selected Quarterly Financial Data (Unaudited)

     Quarterly results of operations and earnings per common share for 1998 and 1997 are summarized as follows:

                                              First     Second        Third       Fourth
(In millions, except for per share amounts)  Quarter    Quarter      Quarter      Quarter
-------------------------------------------------------------------------------------------
Premiums earned .....................       $  348.8    $  370.4     $  396.5     $   387.3
Net investment income ...............           41.4        42.5         22.3          37.0
Realized investment gains ...........           29.0        22.7          0.4           0.4
Other income ........................            5.6         7.0          2.1           3.3
                                            --------    --------     --------     ---------
   Total revenues ...................       $  424.8    $  442.6     $  421.3     $   428.0
                                            ========    ========     ========     =========
   Net earnings .....................       $   42.2    $   38.2     $    2.3     $    20.1
                                            ========    ========     ========     =========
Net earnings per basic common share .       $   1.54    $   1.39     $   0.08     $    0.75
                                            ========    ========     ========     =========
Net earnings per diluted common share       $   1.50    $   1.36     $   0.08     $    0.74
                                            ========    ========     ========     =========


1997:
Premiums earned .....................       $  324.0    $  335.2     $  347.4     $   351.0
Net investment income ...............           40.2        41.3         40.8          42.6
Realized investment gains ...........           15.8         8.4          5.2          18.5
Other income ........................            4.9         5.2          5.0           5.1
                                            --------    --------     --------     ---------
   Total revenues ...................       $  384.9    $  390.1     $  398.4     $   417.2
                                            ========    ========     ========     =========
   Net earnings .....................       $   29.5    $   25.4     $   24.5     $    36.4
                                            ========    ========     ========     =========
Net earnings per basic common share .       $   1.08    $   0.93     $   0.90     $    1.33
                                            ========    ========     ========     =========
Net earnings per diluted common share       $   1.06    $   0.91     $   0.88     $    1.30
                                            ========    ========     ========     =========


Earnings per share are computed independently for the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 - Accounting Standards Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This Standard is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this statement and the potential effect on its financial position or results of operations.

     In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This Statement provides guidance on accounting for costs of computer software developed or obtained for internal use including when incurred costs are and are not eligible for capitalization. This Statement is effective for 1999 financial statements with early adoption permitted. The Company is currently evaluating the impact of the adoption of this Statement and the potential effect on its financial position and results of operations.

Note 20 - Subsequent Event

     As a part of the Company's reshaping to focus resources on high potential lines of business, on March 11, 1999, the Company announced the signing of a definitive agreement to sell McGee. The transaction is expected to be complete by April 1999, subject to regulatory approvals and other closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.
                                    PART III

     Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13) hereof is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting to be held on May 25, 1999. The Company intends to file the proxy material, which involves the election of directors, not later than 120 days after the close of the Company's fiscal year.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1   Financial Statements:

The following financial statements are included in Part II, Item 8.
                                                                          Page

Report of Management                                                        50

Independent Auditors' Report                                                51

Orion Capital Corporation and Subsidiaries:
     December 31, 1998 and 1997 Consolidated Balance Sheet               52-53

     For the years ended December 31, 1998, 1997 and 1996:-
        Consolidated Statement of Earnings                                  54
        Consolidated Statement of Stockholders' Equity                      55
        Consolidated Statement of Cash Flows                             56-57

     Notes to the Consolidated Financial Statements                      58-84

(a)2.   Financial Statement Schedules:

     Selected Quarterly  Financial Data - for the years ended
     December 31, 1998, and 1997 - Included in Part II, Item 8.

     Schedule  I Consolidated Summary of Investments - Other than
                 Investments in Related Parties - December 31, 1998.       S-1

              II Condensed Financial Information of Registrant -
                 December 31, 1998, 1997 and 1996              S-2 through S-8

             III Supplementary Insurance Information -
                 December 31, 1998, 1997 and 1996                          S-9

               V Valuation and Qualifying Accounts -
                 December 31, 1998, 1997 and 1996                         S-10

              VI Supplemental Information For Property - Casualty Insurance
                 Underwriters - December 31, 1998, 1997 and 1996          S-11

     Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Financial Statements or notes thereto.

     (a)3.   Exhibits:

Exhibit 2(i) Agreement and Plan of Merger dated as of October 31, 1997, between Guaranty National Corporation and Orion; filed as Exhibit (c)(1) to the Company's Tender Offer Statement on Schedule 14D-1; filed on November 5, 1997.

Exhibit 3(i) Restated Certificate of Incorporation of Orion, as amended on June 5, 1997; filed as Exhibit 3(i) to the Company's Annual Report on Form 10-K for 1997.

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

Exhibit 4(v) Senior Debt Indenture, dated as of July 17, 1995, between Orion and the State Street Bank and Trust Company of Connecticut, National Association, as Trustee of Orion's 7 1/4% Senior Notes due July 15, 2005; filed as Exhibit 4.9 to the Company's Current Report on Form 8-K, filed on July 14, 1995.

Exhibit 4(vi) First Supplemental Indenture to the Senior Debt Indenture; filed as Exhibit 4.9(a) to the Company's Current Report on Form 8-K, filed on July 14, 1995.

Exhibit 4(vii) Specimen Certificate representing Orion's 7 1/4% Senior Notes; filed as Exhibit 4.9(b) to the Company's Current Report on Form 8-K, filed on July 14, 1995.

Exhibit 4(viii) Indenture, dated as of February 5, 1998, between Orion and the Bank of New York, as Trustee of Orion's 7.701% Junior Subordinated Deferrable Interest Debentures; filed as Exhibit 4(viii) to the Company's Annual Report on Form 10-K for 1997.

Exhibit 4(ix) Indenture, dated as of January 13, 1997, between Orion and the Bank of New York, as Trustee of Orion's 8.73% Junior Subordinated Deferrable Interest Debentures; filed as Exhibit 4.1 to the Company's Registration Statement on Form 4 (No. 333- 21205).

Exhibit 4(x) Form of Exchange Debenture Certificate representing Orion's 8.73% Junior Subordinated Deferrable Interest Debentures; filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-21205), filed on February 5, 1997.

Exhibit 4(xi) Certificate of Trust of Orion Capital Trust II, dated as of February 2, 1998; filed as Exhibit 4(xi) to the Company's Annual Report on Form 10-K for 1997.

Exhibit 4(xii) Certificate of Trust of Orion Capital Trust I, dated as of January 3, 1997; filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No. 333- 21205), filed on February 5, 1997.

Exhibit 4(xiii) Declaration of Trust of Orion Capital Trust II, dated as of February 2, 1998; filed as Exhibit 4(xiii) to the Company's Annual Report on Form 10-K for 1997.

Exhibit 4(xiv) Declaration of Trust of Orion Capital Trust I, dated as of January 3, 1997; filed as Exhibit 4.4 to the Company's Registration Statement on Form S-4 (No. 333-21205), filed on February 5, 1997.

Exhibit 4(xv) Amended and Restated Declaration of Trust of Orion Capital Trust II, dated as of February 5, 1998; filed as Exhibit 4(xv) to the Company's Annual Report on Form 10-K for 1997.

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

Exhibit 4(xix) Capital Securities Guarantee Agreement, dated as of February 5, 1998, delivered by Orion as Guarantor, and relating to the 7.701% Capital Securities of Orion Capital Trust II; filed as Exhibit 4(xix) to the Company's Annual Report on Form 10-K for 1997.

Exhibit 4(xx) Form of Certificate evidencing 7.701% Capital Securities of Orion Capital Trust II included as part of Exhibit 4(xv); filed as Exhibit 4(xx) to the Company's Annual Report on Form 10-K for 1997.

Exhibit   4(xxi)  Form  of  Certificate   representing   Orion's  7.701%  Junior
Subordinated Deferrable Interest Debentures (filed as Exhibit A to Exhibit 4(viii).

Exhibit 4(xxii) Credit Agreement, dated as of July 8, 1998, between the Company, the lenders named therein, First Union National Bank, as Administrative Agent, Bank if America National Trust and Savings Association, as Documentation Agent, and Fleet National Bank, as Syndication Agent; filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for June 30, 1998.

Exhibit 10(xx) Amendment, dated February 14, 1995, to the Letter Agreement by and between Orion Capital Corporation and Intercargo Corporation; filed as
Exhibit 10(xxiii) to the Company's Annual Report on Form 10-K for 1994.

Exhibit 10(xxi) Second Amendment, dated August 12, 1997, to the Letter Agreement by and between Orion Capital Corporation and Intercargo Corporation); filed as
Exhibit 10(xxi) to the Company's Annual Report on Form 10-K for 1997.

Exhibit 10(i)* Orion's Deferred Compensation Plan, as amended; filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for 1991.

Exhibit 10(ii)* Orion's 1982 Long-Term Performance Incentive Plan, as amended; filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for 1996.

Exhibit 10(iii)* Orion's 1994 Stock Option Plan for Non-Employee Directors; filed as Exhibit 10(iii) to the Company's Annual Report on Form 10-K for 1994.

Exhibit 10(iv)* Employment Agreement between Raymond W. Jacobsen and Orion, as amended and restated as of December 6 1995; filed as Exhibit 10(vii) to the Company's Annual Report on Form 10-K for 1995.

Exhibit 10(v)* Employment Agreement between W. Marston Becker and Orion, dated as of October 31, 1995; filed as Exhibit 10(viii) to the Company's Annual Report on Form 10-K for 1995.

Exhibit 10(vi)* Amendment to Employment Agreement between W. Marston Becker and Orion, dated as of January 1, 1997; filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for 1996.

Exhibit 10(vii) Lease Agreement between Connecticut UTF, Inc., as lessor, and Security Insurance Company of Hartford ("Security"), as lessee, dated as of December 19, 1984; filed as Exhibit 10(xxxiii) to the Company's Annual Report on Form 10-K for l984.


*Management contract or compensatory plan or arrangement.

Exhibit 10(viii) Second Assignment of Lease and Agreement from Connecticut UTF, Inc. to Security, dated as of December 19, 1984; filed as Exhibit 10(xxxiv) to the Company's Annual Report on Form 10-K for 1984.

Exhibit 10(ix) Purchase Money Second Mortgage from Connecticut UTF, Inc., as mortgagor, to Security, as mortgagee, dated as of December 19, 1984; filed as
Exhibit 10(xxxvi) to the Company's Annual Report on Form 10-K for 1984.

Exhibit 10(x) Purchase Money Note, in the face amount of $2,800,000, from Connecticut UTF, Inc. to Security, dated December 19, 1984; filed as Exhibit 10(xxxvi) to the Company's Annual Report on Form 10-K for l984.

Exhibit 10(xi) Guarantee from Orion to Connecticut UTF, Inc., dated as of December 19, 1984, guaranteeing the performance of Security under its lease with Connecticut UTF, Inc.; filed as Exhibit 10(xxxvii) to the Company's Annual Report on Form 10-K for 1984.

Exhibit 10(xii) Form of Indemnification Agreement, dated as of June 3, 1987, between Orion and each of its Directors and Executive Officers; filed as Exhibit 10(xi) to the Company's Annual Report on Form 10-K for 1987.

Exhibit 10(xiii) Rights Agreement, dated as of September 11, 1996, between Orion and First Chicago Trust Company of New York, as Successor Rights Agent to Chase Mellon; filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for 1998.

Exhibit 10(xiv)* Orion Supplemental Benefits Plan, filed as Exhibit 10(xxv) to the Company's Annual Report on Form 10-K for 1991.

Exhibit 10(xv) Orion's Equity Incentive Plan, dated September 11, 1996; filed as
Exhibit 10(xx) to the Company's Annual Report on Form 10-K for 1996.

Exhibit 10(xvi) Letter Agreement, dated September 13, 1993, by and between Orion and Intercargo Corporation; filed as Exhibit 10(xxii) to the Company's Annual Report on Form 10-K for 1993.

Exhibit 10(xvii) Purchase Agreement by and between Sun Alliance USA, Inc. and Orion, dated as of June 30, 1995; filed as Exhibit 10(xxv) to the Company's Annual Report on Form 10-K for 1995.

Exhibit 10(xviii)* Amended and Restated Employment Agreement between W. Marston Becker and Orion, dated July, 1998; filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for 1998.

Exhibit 10(xix)* Amended and Restated Employment Agreement between W. Marston Becker and Orion, dated as of January 30, 1999; filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for 1998.

*Management contract or compensatory plan or arrangement.

Exhibit 10(xx)* Form of Employment Agreement between Orion and each of its Senior Executive Officers dated February 1999; filed as Exhibit 10(iii) to the Company's Annual Report on Form 10-K for 1998.

Exhibit 10(xxi) Letter Agreement dated December 1, 1998, between Orion Capital Corporation and XL America, Inc., a Delaware Corporation; filed as Exhibit 10(iv) to the Company's Annual Report on Form 10-K for 1998.

*Management contract or compensatory plan or arrangement

     Copies of exhibits may be obtained upon payment of a $0.50 per page fee. Such requests should be made in writing to: Corporate Secretary, Orion Capital Corporation, 9 Farm Springs Road, Farmington, CT 06032.

     (b)  Reports on Form 8-K:
          None.

     (c)  Filed exhibits:

          See Exhibit Index.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORION CAPITAL CORPORATION



By: /s/ W. Marston Becker                             March 25, 1999
-------------------------

W. Marston Becker
   Chairman of the Board
   and Chief Executive Officer


By: /s/ Michael L. Pautler                            March 25, 1999
--------------------------

      Michael L. Pautler
      Senior Vice President and
      Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the members of the Board of Directors of the Registrant) in the capacities and on the dates indicated:

Signature and Title                                        Date

/s/ W. Marston Becker                                 March 25, 1999
---------------------
    W. Marston Becker
     Chairman of the Board

/s/ Gordon F. Cheesbrough                             March 25, 1999
-------------------------
    Gordon F. Cheesbrough
     Director

/s/ John C. Colman                                    March 25, 1999
------------------
    John C. Colman
     Director

/s/ David H. Elliott                                  March 25, 1999
--------------------
    David H. Elliott
     Director

/s/ Victoria R. Fash                                  March 25, 1999
--------------------
    Victoria R. Fash
     Director

/s/ Robert H. Jeffrey                                 March 25, 1999
--------------------
    Robert H. Jeffrey
     Director

/s/ Gordon W. Kreh                                    March 25, 1999
------------------
    Gordon W. Kreh
     Director

/s/ Warren R. Lyons                                   March 25, 1999
-------------------
    Warren R. Lyons
     Director

/s/ James K. McWilliams                               March 25, 1999
-----------------------
    James K. McWilliams
     Director

/s/ Ronald W. Moore                                   March 25, 1999
-------------------
    Ronald W. Moore
     Director

/s/ William B. Weaver                                 March 25, 1999
---------------------
    William B. Weaver
     Director

                                  EXHIBIT INDEX

Exhibit 10(i) Amended and Restated Employment Agreement between W. Marston Becker and Orion, dated July 1998.

Exhibit 10(ii) Amended and Restated Employment Agreement between W. Marston Becker and Orion, dated as of January 30, 1999.

Exhibit 10(iii) Form of Employment Agreement between Orion and each of its Senior Executive Officers dated February 1999.

Exhibit 10(iv) Letter Agreement dated December 1, 1998, between Orion Capital Corporation and XL America, Inc., a Delaware Corporation.

Exhibit 10(v) Rights Agreement, dated as of September 11, 1996, between Orion Capital Corporation and First Chicago Trust Company of New York, as Successor Rights Agent to Chase Mellon.

Exhibit 11 Statement re: computation of earnings per common share.

Exhibit 21 Subsidiaries of Orion.

Exhibit 23 Consent of Deloitte & Touche, LLP.

Exhibit 27 Financial Data Schedules.

                                                                    SCHEDULE I

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SUMMARY OF INVESTMENTS-OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                December 31, 1998
(In millions)
-------------------------------------------------------------------------------
          Column A                       Column B     Column C       Column D
                                                                  Amount Shown
                                                       Market       on Balance
     Type of Investment                    Cost        Value          Sheet
-------------------------------------------------------------------------------

Fixed maturities held-to-maturity:
   Bonds -
      United States Government and
         government agencies and
         Authorities ...............     $     81.4   $    84.6   $    81.4
      States, municipalities and
         political subdivisions ....          156.1       164.5       156.1
      All other corporate bonds ....           23.1        23.6        23.1
                                         ----------   ---------   ---------
                                             260.6       272.7       260.6
                                         ----------   ---------   ---------
Fixed maturities available-for-sale:
   Bonds -
      United States Government and
         government agencies and
         authorities ...............           69.0        70.6        70.6
      States, municipalities and
         political subdivisions ....          684.1       723.8       723.8
      Foreign governments ..........            4.1         4.7         4.7
      All other corporate bonds ....          447.6       449.0       449.0
   Redeemable preferred stocks .....          100.7       101.8       101.8
                                         ----------   ---------   ---------
                                            1,305.5     1,349.9     1,349.9
                                         ----------   ---------   ---------
Equity securities:
   Common stocks -
      Public utilities .............            1.6         1.7         1.7
      Banks, trusts and insurance
         Companies .................           15.1        39.2        39.2
      Industrial, miscellaneous and
         all other .................          183.6       201.5       201.5
   Non-redeemable preferred stocks .          269.1       268.5       268.5
                                         ----------   ---------   ---------
                                              469.4       510.9       510.9
                                         ----------   ---------   ---------
Mortgage loans on real estate ......            2.2         2.2         2.2
Other long-term investments ........          114.0       114.0       114.0
Short-term investments .............          248.7       248.7       248.7
                                         ----------   ---------   ---------
         Total investments .........     $  2,400.4   $ 2,498.4   $ 2,486.3
                                         ==========   =========   =========

                                                                   SCHEDULE II

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            ORION CAPITAL CORPORATION
                                  BALANCE SHEET



                                     ASSETS

                                                                 December 31,
                                                           --------------------
(In millions)                                                   1998       1997
-------------------------------------------------------------------------------

Fixed maturities, at market (cost $0.3) ................... $    0.2   $    0.2
Non-redeemable preferred stocks, at market (cost $27.8) ...     27.8         --
Short-term investments ....................................      4.3       68.7
Cash ......................................................      0.2        0.4
Notes receivable and other assets .........................      8.6        5.3
Deferred federal income taxes .............................     27.4        9.4
Investment in subsidiaries ................................  1,035.5      947.1
Loans receivable due from affiliates ......................     99.0         --
Due from affiliates .......................................      3.5         --
Excess of cost over fair value of net assets acquired .....     43.4       98.9
                                                            --------   --------
   Total assets ........................................... $1,249.9   $1,130.0
                                                            ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Other liabilities ......................................... $   55.2   $   55.8
Due to affiliates .........................................       --       16.8
Notes payable .............................................    217.4      209.3
                                                            --------   --------
   Total liabilities ......................................    272.6      281.9
Company-obligated mandatorily redeemable preferred
   capital securities of subsidiary trusts holding solely
   the junior subordinated debentures of the Company ......    250.0      125.0
Stockholders' equity ......................................    727.3      723.1
                                                            --------   --------
   Total liabilities and stockholders' equity ............. $1,249.9   $1,130.0
                                                            ========   ========
[FN]


           See Notes to Condensed Financial Statements of Registrant


                                                                   SCHEDULE II


                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            ORION CAPITAL CORPORATION
                             STATEMENT OF EARNINGS



                                                     Year Ended December 31,
                                                 -----------------------------
(In millions)                                       1998       1997      1996
------------------------------------------------------------------------------

Revenues:
   Net investment income .....................   $    1.7  $    8.4   $   1.9
   Interest income on affiliate loans ........        6.1        --        --
   Other income ..............................        0.8       0.6       0.4
                                                 --------  -------- ---------
                                                      8.6       9.0       2.3
                                                 --------  -------- ---------
Expenses:
   Interest ..................................       18.4      18.4      17.8
   General and administrative ................       10.0       6.2       3.7
   Amortization of excess of cost over fair
      value of net assets acquired ...........        1.9       2.0       1.9
                                                 --------  -------- ---------
                                                     30.3      26.6      23.4
                                                 --------  -------- ---------
Loss before federal income taxes, equity in
   net earnings of subsidiaries and minority
   interest expense ..........................      (21.7)    (17.6)    (21.1)
Federal income taxes .........................       41.1      45.0      30.1
                                                 --------  -------- ---------

Loss before equity in net earnings of
   subsidiaries and minority interest expense       (62.8)    (62.6)    (51.2)
Equity in net earnings of subsidiaries .......      178.4     185.3     137.8
Minority interest expense in subsidiary trusts
   preferred securities, net of federal income
   taxes .....................................       12.8       6.9        --
                                                 --------  -------- ---------
      Net earnings ...........................      102.8     115.8      86.6
Other comprehensive income, net of tax:          --------  -------- ---------
   Unrealized investment gains (losses) ......      (52.4)     41.3       9.0
   Unrealized foreign exchange translation
      gains (losses) .........................        1.7      (2.2)      1.8
                                                 --------  -------- ---------
      Other comprehensive income .............      (50.7)     39.1      10.8
                                                 --------  -------- ---------
         Comprehensive income ................   $   52.1  $  154.9 $    97.4
                                                 ========  ======== =========
[FN]


            See Notes to Condensed Financial Statements of Registrant


                                                                  SCHEDULE II


                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            ORION CAPITAL CORPORATION
                            STATEMENT OF CASH FLOWS



                                                      Year Ended December 31,
                                                    ---------------------------
(In millions)                                         1998     1997    1996
-------------------------------------------------------------------------------

Cash flows from operating activities:
   Dividends received from subsidiaries ..........   $ 55.2  $  42.8  $ 35.3
   Net investment income collected ...............      4.6      8.0     1.9
   Interest income received from affiliates ......      7.0       --      --
   Interest paid .................................    (20.4)   (17.3)  (17.3)
   Payments on trust preferred securities ........    (17.6)    (5.1)     --
   Other receipts (payments) .....................    (11.6)     7.9     6.4
                                                     ------  -------  ------
      Net cash provided by operating activities ..     17.2     36.3    26.3
                                                     ------  -------  ------
Cash flows from investing activities:
   Sales (purchases) of equity securities ........    (27.0)     0.2      --
   Net sales (purchases) of short-term investments     64.4    (36.0)   22.8
   Purchases of Guaranty National common stock ...     (2.9)  (104.4)  (20.7)
   Issuance of loans to affiliates, net ..........    (99.0)      --      --
   Purchase of Grocers Insurance Group ...........    (32.4)      --      --
   Other payments ................................      1.4     (0.2)   (2.6)
                                                     ------  -------  ------
      Net cash used in investing activities ......    (95.5)  (140.4)   (0.5)
                                                     ------  -------  ------

Cash flows from financing activities:
   Net proceeds from issuance of trust preferred
      securities .................................    121.9    123.0      --
   Proceeds from loan with banks, net ............      8.0       --      --
   Proceeds from exercise of stock options .......      2.3      0.6      --
   Dividends paid to stockholders ................    (18.5)   (18.0)  (14.9)
   Purchases of common stock .....................    (35.6)    (1.5)  (10.5)
   Other receipts (payments) .....................       --      0.1      --
                                                     ------  -------  ------
      Net cash provided by (used in) financing
         activities ..............................     78.1    104.2   (25.4)
                                                     ------  -------  ------
      Net (decrease) increase in cash ............     (0.2)     0.1     0.3
   Cash balance, beginning of year ...............      0.4      0.3      --
                                                     ------  -------  ------
   Cash balance, end of year .....................   $  0.2  $   0.4  $  0.3
                                                     ======  =======  ======
[FN]


            See Notes to Condensed Financial Statements of Registrant


                                                                   SCHEDULE II

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            ORION CAPITAL CORPORATION
                     STATEMENT OF CASH FLOWS - (Continued)



                                                  Year Ended December 31,
                                                ---------------------------
(In millions)                                       1998     1997     1996
---------------------------------------------------------------------------

Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings .................................   $ 102.8  $ 115.8  $  86.6
                                                 -------  -------  -------

Adjustments:
   Equity in net earnings of subsidiaries ....    (178.4)  (185.3)  (137.8)
   Consolidating elimination of subsidiaries
      income taxes ...........................      51.1     40.1     35.5
   Dividends received from subsidiaries ......      55.2     42.8     35.3
   Depreciation and amortization .............       3.8      3.0      3.0
   Deferred federal income taxes .............       3.6      3.1     10.0
   Other .....................................        --      0.1      0.4

Change in assets and liabilities, net:
   Decrease (increase) in notes receivable and
      other ..................................      (1.3)     1.1     (2.2)
   Increase (decrease) in other liabilities ..       0.7     11.6     (3.7)
   Change in amounts due to/from affiliates ..     (20.3)     4.0     (0.8)
                                                 -------  -------  -------
      Total adjustments and changes ..........     (85.6)   (79.5)   (60.3)
                                                 -------  -------  -------
   Net cash provided by operating activities .   $  17.2  $  36.3  $  26.3
                                                 =======  =======  =======

[FN]

            See Notes to Condensed Financial Statements of Registrant

                                                                   SCHEDULE II

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  Years Ended December 31, 1998, 1997, and 1996

Note 1 - Expense Reimbursement, Management Fees and Dividends from Subsidiaries

     During 1996 through 1998 the Registrant was reimbursed for payroll, office rental and other expenses incurred by it to support the operations of its insurance subsidiaries. This reimbursement of $8.3 million, $8.1 million and $7.4 million in 1998, 1997 and 1996, respectively, is accounted for as a reduction of general and administrative expenses. The Registrant also received an annual investment management fee from Guaranty National Corporation of $0.6 million in 1998, 1997 and 1996. The Registrant was reimbursed for federal tax expenses pursuant to tax sharing agreements with its subsidiaries.

     The Registrant has received $55.2 million, $42.8 million and $35.3 million in dividends from its insurance subsidiaries in 1998, 1997 and 1996, respectively. Payments of dividends by the Registrant's insurance subsidiaries must comply with insurance regulatory limitations concerning stockholders' dividends and capital adequacy. State insurance regulators have broad discretionary authority with respect to limitations on the payment of dividends by insurance companies. Under current regulation, the maximum dividends permitted from the Registrant's insurance subsidiaries at December 31, 1998 for the ensuing twelve months, without prior approval, aggregated $135.5 million.

Note 2 - Notes Payable

     Notes payable at December 31 consist of the following:

(In millions)                                    1998        1997
-----------------------------------------------------------------

$110,000,000 face amount, 9.125% Senior
   Notes, due September 1, 2002               $  109.9  $   109.9
$100,000,000 face amount, 7.25% Senior
   Notes, due July 15, 2005                       99.5       99.4
Loan agreement with banks                          8.0          -
                                              --------- ---------
                                              $  217.4  $   209.3
                                              ========= =========

     On July 8, 1998 the Company entered into a credit agreement with a group of banks ("Bank Credit Facility") which provides for unsecured borrowings up to $150.0 million. The Bank Credit Facility expires on July 8, 2003 and provides for two one-year extension periods. The Company intends to use the Bank Credit Facility for general corporate purposes, which may include acquisitions. The Bank Credit Facility carries an annual facility fee on the unused amounts of the credit facility. Borrowings under the Bank Credit Facility bear interest at LIBOR (London Interbank Offered Rate) plus a margin based upon the Company's credit ratings. The Bank Credit Facility requires the Company to maintain certain financial covenants including a maximum debt to total capitalization ratio of 0.4 to 1.0, as defined, and a minimum combined statutory surplus of $650.0 million plus 30% of the Company's aggregate combined annual statutory net income. The Bank Credit Facility limits the Company's ability to incur secured indebtedness or certain contingent obligations except for indebtedness secured by liens specifically

                                                                   SCHEDULE II

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  Years Ended December 31, 1998, 1997, and 1996

permitted by the Bank Credit Facility and additional secured indebtedness with a principal amount not exceeding 10% of the Company's consolidated net worth, as defined.

     The indentures for the 7.25% Senior Notes and for Orion's 9.125% Senior Notes limit the amount of liens and guarantees by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes.

     As of December 31, 1998 maturities of the Company's notes payable are as follows: 2002 - $110.0 million; 2003 - $8.0 million; and 2005 - $100.0 million.

Note 3 - Trust Preferred Securities

     Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Company ("Trust Preferred Securities") comprise the following at December 31:

(In millions)                                1998      1997
------------------------------------------------------------
8.73% Trust Preferred Securities
  due January 1, 2037                   $   125.0 $   125.0
7.701% Trust Preferred Securities
  due April 15, 2028                        125.0         -
                                        --------- ---------
                                        $   250.0 $   125.0
                                        ========= =========

     On January 13, 1997 the Registrant issued $125 million of 8.73% Junior Subordinated Deferrable Interest Debentures due January 1, 2037 (the "8.73% Debentures") to Orion Capital Trust I ("Trust I"), a Delaware statutory business trust sponsored by the Registrant. Trust I simultaneously sold $125 million of 8.73% capital securities (the "8.73% Trust Preferred Securities") which have substantially the same terms as the 8.73% Debentures. The 8.73% Trust Preferred Securities may be redeemed without premium on or after January 1, 2007.

     On February 2, 1998 the Registrant issued $125 million of 7.701% Junior Subordinated Deferrable Interest Debentures due April 15, 2028 (the "7.701% Debentures") to Orion Capital Trust II ("Trust II"), a Delaware statutory business trust sponsored by the Registrant. Trust II then sold $125 million of 7.701% capital securities (the "7.701% Trust Preferred Securities"), which have substantially the same terms as the 7.701% Debentures.

     The 8.73% and 7.701% Trust Preferred Securities are subordinate to all liabilities of the Company. The Company may defer interest distributions on these Trust Preferred Securities; however, during any period when such cumulative distributions have been deferred, the Registrant may not declare or pay any dividends or distributions on its common stock. The sole assets of the Trusts are the Debentures issued by the Registrant.

                                                                   SCHEDULE II

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  Years Ended December 31, 1998, 1997, and 1996

     The Registrant has given its partial guarantee, which when taken together with the Company's obligations under the declaration of the Trust, the Debentures, and the indenture pursuant to which the Trust Preferred Securities are issued including its obligations to pay costs, expenses, debts and liabilities of the Trusts (other than with respect to the Trust Preferred Securities), provides a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

Note 4 - Loan Receivable Due from Affiliates

     In February 1998, the Registrant entered into a ten-year $100.0 million senior unsecured revolving loan with Guaranty National Corporation of which $89.6 million was outstanding at December 31, 1998. Interest accrues at 6.5% per annum for the first two-year period of this loan and then will reprice over the remaining loan period. This loan was funded from the proceeds of the sale of the 7.701% Trust Preferred Securities (see Note 3). Guaranty National Corporation used the loan proceeds to repay its bank indebtedness.

     In April 1998, the Registrant entered into a $10.0 million revolving credit loan with a subsidiary acquired in the Strickland purchase. The outstanding balance under this loan ($9.4 million at December 31, 1998) is secured by eligible receivables of the subsidiary borrower and accrues interest at prime rate plus a margin (8.5% at December 31, 1998).

Note 5 - Comprehensive Income

     As of January 1, 1998 the Registrant adopted FAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transaction with shareholders) and includes net income, net unrealized investment gains or losses and foreign currency translation adjustments. This standard requires additional disclosures and does not affect the Registrant's financial position or results of operations. For Registrant financial statements only, comprehensive income is displayed on the Statements of Earnings.

     Stockholders' equity includes accumulated other comprehensive income of $58.5 million and $109.2 million at December 31, 1998 and 1997, respectively, primarily comprising unrealized investment gains.

Note 6 - Subsequent Event

     As a part of the Company's reshaping to focus resources on high potential lines of business, on March 11, 1999, the Registrant announced the signing of a definitive agreement to sell McGee. The transaction is expected to be complete by April 1999, subject to regulatory approvals and other closing conditions.

SCHEDULE III

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                  (In millions)
----------------------------------------------------------------------------------------------------------------------------------

  Column A       Column B    Column C  Column D Column E  Column F  Column G   Column H   Column I    Column J   Column K  Column L
                              Reserve
                           For Unpaid           Dividends                               Amortization
                  Deferred    Losses              Payable                        Losses  of Deferred               Policy-
                  Policy    and Loss               to                 Net      and Loss    Policy       Other    holders'
               Acquisition Adjustment Unearned  Policy-  Premiums Investment Adjustment Acquisition  Insurance  Dividend  Premiums
  Segment          Costs    Expenses   Premiums  Holders   Earned    Income    Expenses     Costs     Expenses   Expenses  Written
                                                                  (a)
--------------------------------------------------------------------------------------------------------------------------------
1998:
Workers
  Compensation...   $  48.5 $   440.3 $   95.7 $  17.4 $  429.8 $   35.2    $  247.1    $  110.9   $  15.1    $  24.7     $  439.5
Specialty
  Commercial ....      89.2   1,326.7    390.7     0.5    656.0     82.9       485.1       210.9      23.2        0.1        665.1
Nonstandard
  Automobile ....      17.9     250.7     77.6      --    417.2     21.2       288.3        96.1       9.7         --        429.0
Other ...........        --        --      --       --       --      3.9          --          --        --         --           --
                    ------- --------- -------- ------- -------- --------    --------    --------   -------    -------     --------
                    $ 155.6 $ 2,017.7 $  564.0 $  17.9 $1,503.0 $  143.2    $1,020.5    $  417.9   $  48.0    $  24.8     $1,533.6
                    ======= ========= ======== ======= ======== ========    ========    ========   =======    =======     ========
1997 (b):
Workers
  Compensation...   $  41.4 $   447.7 $   86.0 $  19.9 $  362.1 $   41.8    $  194.4    $  101.8   $  13.2    $  20.6     $  365.1
Specialty
  Commercial ....      91.7   1,212.6    405.0     0.6    673.2     90.5       485.5       217.4      14.8        3.4        669.2
Nonstandard
  Automobile ....      14.0     211.4     60.6      --    322.4     21.8       225.6        68.0       8.6         --        332.8
Other ...........        --        --       --      --       --     10.8          --          --        --         --           --
                    ------- --------- -------- ------- -------- --------    --------    --------   --------   -------
                    $ 147.1 $ 1,871.7 $  551.6 $  20.5 $1,357.7 $  164.9    $  905.5    $  387.2   $  36.6    $  24.0     $1,367.1
                    ======= ========= ======== ======= ======== ========    ========    ========   =======    =======     ========
1996 (c):
Regional
   Operations....   $  33.2 $   466.0 $   83.9 $  20.5 $  356.8 $   38.2    $  209.7    $   92.0   $  11.2    $  18.5     $  353.0
Special
   Programs .....      58.6     955.7    258.1     2.0    462.3     62.7       335.5       137.6       6.3        5.1        489.9
Guaranty
   National .....      44.4     364.0    154.2      --    481.7     39.4       337.8       134.0      10.4         --        491.2
Other ...........        --        --       --      --       --      5.1          --          --        --         --           --
                    ------- --------- -------- ------- -------- --------    --------    --------   -------    -------     --------
                    $ 136.2 $ 1,785.7 $  496.2 $  22.5 $1,300.8 $  145.4    $  883.0    $  363.6   $  27.9    $  23.6     $1,334.1
                    ======= ========= ======== ======= ======== ========    ========    ========   =======    =======     ========


(a) Net investment income is generally  allocated on the basis of cash flow.
(b) 1997 restated to conform with 1998 basis of presentation.
(c) 1996 represents FAS 14 Segment Presentation including Guaranty National Corporation, which comprises both commercial and personal lines of business.

                                                                           SCHEDULE V

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


(In millions)
------------------------------------------------------------------------------------------------

   Column A                      Column B           Column C            Column D   Column E
   --------
                                                    Additions


                                                    (1)          (2)
                                  Balance at   Charged to  Charged to              Balance at
                                 Beginning of  Costs and      Other    Deductions    End of
  Description                        Year       Expenses    Accounts       (a)        Year
------------------------------------------------------------------------------------------------

1998:
Allowance for doubtful accounts-
   Accounts and notes receivable ...$  4.1
   Effects of acquisition ..........   0.7
                                    ------      -------     ----            ------        ------
                                    $  4.8      $   3.0     $ --            $  4.4        $  3.4
                                    ======      =======     ====            ======        ======

1997:
Allowance for doubtful accounts-
   Accounts and notes receivable ...$  3.7
   Effects of acquisition ..........   0.3
                                    ------      -------     ----            ------        ------
                                    $  4.0      $   1.3     $ --            $  1.2        $  4.1
                                    ======      =======     ====            ======        ======
1996:
Allowance for doubtful accounts-
   Accounts and notes receivable ...$  3.2
   Effects of acquisition ..........   0.4
                                    ------      -------     ----            ------        ------
                                    $  3.6      $   1.5     $ --            $  1.4        $  3.7
                                    ======      =======     ====            ======        ======


(a)  Accounts written off



                                                                   SCHEDULE VI

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
      SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE UNDERWRITES
                                  (In millions)
------------------------------------------------------------------------------------------------------------------------------------
  Column A         Column B    Column C   Column D   Column E Column F Column G       Column H       Column I     Column J  Column K
                                Reserve                                              Losses and
                              For                                             Loss Adjustment
                            Unpaid                                          Expenses Incurred Amortization    Paid
Affiliation   Deferred      Losses    Discount                                  Related to     of Deferred   Losses
   With        Policy       And loss   Deducted                       Net      (1)      (2)       Policy      and Loss
Registrant   Acquisition  Adjustment in column Unearned Premiums Investment Currrent  Prior   Acquisition  Adjustment  Premiums
    (a)      Costs         Expenses     (b)     Premiums  Earned    Income     Year    Year      Costs      Expenses    Written

--------------------------------------------------------------------------------------------------------------------------------



1998       $  155.6     $  2,017.7  $   10.1   $  564.0 $ 1,503.0 $  139.3 $  986.6  $  33.9    $  417.9   $1,009.7    $1,533.6
           ====================================================================================================================



1997       $  147.1     $  1,871.7  $    4.1   $  551.6 $ 1,357.7 $  154.1 $  896.2  $   9.2    $  387.2   $  892.1    $1,367.1
           ====================================================================================================================



1996       $  136.2     $  1,785.7  $    4.1   $  496.2 $ 1,300.8 $  140.3 $  874.1  $   8.9    $  363.6   $  794.9    $1,334.1
           ====================================================================================================================

(a) Consolidated Property and Casualty entities.
(b) Discount deducted in Column C is computed using a statutory interest rate of 3.5% for certain workers compensation losses.
