Form 10-Q
period 1999-03-31
ORION CAPITAL CORP
filed 1999-05-17
CIK 74931

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                (x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999

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

            Yes  (x)                             No (  )

Approximately 27.2 million shares of Common Stock, $1.00 par value, of the registrant were outstanding on May 1, 1999.

                                  Page 1 of 33
                        Exhibit Index Appears at Page 33

                            ORION CAPITAL CORPORATION
                                 FORM 10-Q INDEX
                      For the Quarter Ended March 31, 1999

                                                                           Page

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
         Consolidated Balance Sheet at March 31, 1999 (Unaudited)
         and December 31, 1998                                             3 - 4

         Consolidated Statement of Operations for the three months
         ended March 31, 1999 and 1998 (Unaudited)                             5

         Consolidated  Statement of Stockholders'  Equity for the three months ended March 31, 1999 and 1998 (Unaudited),
         and for the year-ended December 31, 1998                              6

         Consolidated Statement of Cash Flows for the three months
         ended March 31, 1999 and 1998 (Unaudited)                         7 - 8

         Notes to Consolidated Financial Statements (Unaudited)           9 - 14

         Independent Accountants' Review Report                               15

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             16 - 31

PART II. OTHER INFORMATION                                                    31

                          PART I. FINANCIAL INFORMATION
                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                     March 31, 1999 December 31,
(In millions)                                          (Unaudited)      1998
--------------------------------------------------------------------------------
Assets:
Investments: -
Fixed maturities, at amortized cost
   (market $270.3 - 1999 and $272.7 - 1998) .......... $    260.2    $    260.6
Fixed maturities, at market (amortized cost
   $1,391.7 - 1999 and $1,305.5 - 1998) ..............    1,429.8       1,349.9
Common stocks, at market (cost $164.0 -
   1999 and $200.3 - 1998) ...........................      189.6         242.4
Non-redeemable preferred stocks, at market
   (cost $248.1 - 1999 and $269.1 - 1998) ............      245.5         268.5
Other long-term investments ..........................       95.7         116.2
Short-term investments ...............................      198.7         248.7
                                                       ----------    ----------

      Total investments ..............................    2,419.5       2,486.3

Cash .................................................       35.4          18.0
Accrued investment income ............................       26.8          27.0
Investment in affiliate ..............................       22.8          22.8
Accounts and notes receivable ........................      154.8         217.2
Reinsurance recoverables and prepaid reinsurance .....      910.4         801.5
Deferred policy acquisition costs ....................      147.4         155.6
Property and equipment ...............................      100.7          95.4
Excess of cost over fair value of net assets acquired       166.1         167.7
Federal income taxes receivable ......................       49.8          22.4
Deferred federal income taxes ........................       53.7          26.7
Other assets .........................................      118.5         123.8
                                                       ----------    ----------

      Total assets ................................... $  4,205.9    $  4,164.4
                                                       ==========    ==========
[FN]
           See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31, 1999   December 31,
(In millions, except for share data)                    (Unaudited)         1998
------------------------------------------------------------------------------------
Liabilities:
Policy liabilities: -
  Losses ................................................ $  1,680.1   $  1,602.1
  Loss adjustment expenses ..............................      472.4        415.6
  Unearned premiums .....................................      560.3        564.0
  Policyholders' dividends ..............................       18.1         17.9
                                                          ----------   ----------
Total policy liabilities ................................    2,730.9      2,599.6
Notes payable ...........................................      209.4        217.4
Other liabilities .......................................      400.0        370.1
                                                          ----------   ----------
Total liabilities .......................................    3,340.3      3,187.1
                                                          ----------   ----------
Contingencies (Note 6)

Company-obligated mandatorily redeemable preferred
   capital securities of subsidiary trusts holding solely
   the junior subordinated debentures of the Company ....      250.0        250.0

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares; issued
   and outstanding - none
Common stock, $1 par value; authorized 50,000,000
   shares; issued 30,675,300 shares .....................       30.7         30.7
Capital surplus .........................................      147.7        149.6
Retained earnings .......................................      455.8        553.2
Accumulated other comprehensive income ..................       42.4         58.5
Treasury stock, at cost (3,396,817 shares -
   1999 and 3,505,091 shares - 1998).....................      (53.7)       (57.8)
Deferred compensation on restricted stock ...............       (7.3)        (6.9)
                                                          ----------   ----------
    Total stockholders' equity ..........................      615.6        727.3
                                                          ----------   ----------
    Total liabilities and stockholders' equity .......... $  4,205.9   $  4,164.4
                                                          ==========   ==========

[FN]

           See Notes to Consolidated Financial Statements (Unaudited)

                    ORION CAPITAL CORPORATON AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                                   Three Months Ended March 31,
                                                   ----------------------------
(In millions, except for per share data)                   1999       1998
-------------------------------------------------------------------------------
Revenues:
Premiums earned ....................................... $   299.1  $   348.8
Net investment income .................................      34.4       41.4
Realized investment gains .............................       1.7       29.0
Other income ..........................................       1.1        5.6
                                                        ---------  ---------
 Total revenues .......................................     336.3      424.8
                                                        ---------  ---------
Expenses:
Losses incurred and loss adjustment expenses ..........     365.6      232.3
Amortization of deferred policy acquisition costs .....      87.7      100.8
Other insurance expenses ..............................       1.8        6.9
Dividends to policyholders ............................       6.0        6.4
Interest expense ......................................       4.6        5.8
Other expenses ........................................       7.3       11.1
                                                        ---------  ---------
 Total expenses .......................................     473.0      363.3
                                                        ---------  ---------
Earnings (loss) before equity in earnings  (loss) of
   affiliate,  federal  income
   taxes, minority interest expense and cumulative
   effect of adoption of new accounting principle .....    (136.7)      61.5
Equity in earnings (loss) of affiliate ................        --       (0.6)
                                                        ---------  ---------
Earnings (loss) before federal income taxes, minority
  interest expense and cumulative effect of
  adoption of new accounting principle ................    (136.7)      60.9
Federal income tax expense (benefit) ..................     (52.1)      16.0
Minority interest expense of subsidiary trust
   preferred securities, net of federal income taxes ..       3.4        2.7
                                                        ---------  ---------
Earnings (loss) before cumulative effect of adoption of
   new accounting principle ...........................     (88.0)      42.2
Cumulative effect of adoption of new accounting
   principle, net of tax...............................      (4.6)        --
                                                        ---------  ---------
 Net earnings (loss) .................................. $   (92.6) $    42.2
                                                        =========  =========
Net earnings (loss) per common share:
Earnings (loss) before cumulative effect of adoption of
   new accounting principle ........................... $   (3.26) $    1.54
Cumulative effect of adoption of new accounting
   principle ..........................................     (0.17)        --
                                                        ---------  ---------
 Basic ................................................ $   (3.43) $    1.54
                                                        =========  =========
Earnings (loss) before cumulative effect of adoption of
   new accounting principle ........................... $   (3.26) $    1.50
Cumulative effect of adoption of new accounting
   principle ..........................................     (0.17)        --
                                                        ---------  ---------
 Diluted .............................................. $   (3.43) $    1.50
                                                        =========  =========
[FN]

           See Notes to Consolidated Financial Statements (Unaudited)


                    ORION CAPITAL CORPORATON AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                    Three Months Ended         Three Months Ended        Year Ended
                                      March 31, 1999             March 31, 1998       December 31, 1998
(In millions)                           (Unaudited)                (Unaudited)
-------------------------------------------------------------------------------------------------------------
Common Stock                         $  30.7                   $  30.7                  $  30.7
                                     =======                   =======                  =======
Capital Surplus:
Balance, beginning of period         $ 149.6                   $ 152.1                  $ 152.1
Exercise of stock options and net
  issuance of restricted stock          (1.9)                      0.7                     (2.5)
                                     -------                   -------                  -------
Balance, end of period               $ 147.7                   $ 152.8                  $ 149.6
                                     =======                   =======                  =======
Retained Earnings:
Balance, beginning of period         $ 553.2                   $ 469.5                  $ 469.5
Net earnings (loss)                    (92.6)    $ (92.6)         42.2     $  42.2        102.8      $ 102.8
                                                 -------                   -------                   -------
Dividends declared                      (4.8)                     (4.4)                   (19.1)
                                     -------                   -------                  -------
Balance, end of period               $ 455.8                   $ 507.3                  $ 553.2
                                     =======                   =======                  =======
Accumulated Other
  Comprehensive Income:
Balance, beginning of period         $  58.5                   $ 109.2                  $ 109.2
Unrealized investment
  gains (losses), net of taxes                     (16.5)                      5.5                     (52.4)
Unrealized foreign exchange
  translation gains, net of taxes                    0.4                         -                       1.7
                                                 -------                   -------                   -------
Other comprehensive income (loss)      (16.1)      (16.1)          5.5         5.5        (50.7)       (50.7)
                                     -------     -------       -------     -------       -------     -------
Comprehensive income (loss)                      $(108.7)                  $  47.7                   $  52.1
                                                 =======                   =======                   =======
Balance, end of period               $  42.4                   $ 114.7                  $  58.5
                                     =======                   =======                  =======
Treasury Stock:
Balance, beginning of period         $ (57.8)                  $ (34.3)                 $ (34.3)
Exercise of stock options and net
  issuance of restricted stock           4.1                       1.6                     13.4
Common stock issued pursuant to
  employee stock purchase plan             -                         -                      1.1
Acquisition of treasury stock              -                      (6.7)                   (38.0)
                                     -------                   -------                  -------
Balance, end of period               $ (53.7)                  $ (39.4)                 $ (57.8)
                                     =======                   =======                  =======
Deferred Compensation on
  Restricted Stock:
Balance, beginning of period         $  (6.9)                  $  (4.1)                 $  (4.1)
Net issuance of restricted stock        (1.0)                     (1.6)                    (4.3)
Amortization of deferred
  compensation on restricted stock       0.6                       0.4                      1.5
                                     -------                   -------                  -------
Balance, end of period               $  (7.3)                  $  (5.3)                 $  (6.9)
                                     =======                   =======                  =======

[FN]

           See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                    Three Months Ended March 31,
                                                    ----------------------------
(In millions)                                              1999         1998
--------------------------------------------------------------------------------
Cash flows from operating activities:
Premiums collected                                        $ 357.5      $ 386.1
Net investment income collected                              31.0         40.1
Losses and loss adjustment expenses paid                   (288.9)      (241.5)
Policy acquisition costs paid                               (90.5)      (115.6)
Dividends paid to policyholders                              (5.8)        (7.2)
Interest paid                                                (8.7)        (9.7)
Payments on trust preferred securities                       (5.5)        (5.5)
Federal income tax refunds (payments)                        20.0         (8.5)
Other payments                                               (7.2)       (15.4)
                                                          -------      -------
Net cash provided by operating activities                     1.9         22.8
                                                          -------      -------

Cash flows from investing activities:
Maturities of fixed maturity investments                     31.4         54.9
Sales of fixed maturity investments                         156.8        198.8
Sales of equity securities                                  165.2        108.0
Investments in fixed maturities                            (292.1)      (240.5)
Investments in equity securities                            (98.1)      (104.1)
Net sales (purchases) of short-term investments              55.5        (39.0)
Acquisition and divestiture activities                       (4.3)        (2.9)
Purchase of property and equipment, net                      (9.2)        (4.5)
Other receipts (payments)                                    21.9        (12.7)
                                                          -------      -------
Net cash provided by (used in) investing activities          27.1        (42.0)
                                                          -------      -------
Cash flows from financing activities:
Net proceeds from issuance of trust preferred securities        -        121.9
Proceeds from exercise of stock options                       1.2          0.7
Repayment of notes payable                                   (8.0)      (100.2)
Dividends paid to stockholders                               (4.8)        (4.4)
Purchases of common stock                                       -         (6.6)
Other payments                                                  -         (0.4)
                                                          -------      -------
Net cash (used in) provided by financing activities         (11.6)        11.0
                                                          -------      -------
Net increase (decrease) in cash                              17.4         (8.2)
Cash balance, beginning of period                            18.0          9.3
                                                          -------      -------
Cash balance, end of period                               $  35.4      $   1.1
                                                          =======      =======
[FN]

           See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ----------------------------
(In millions)                                              1999         1998
--------------------------------------------------------------------------------
Reconciliation of net earnings (loss) to net cash
  provided by operating activities:
Net earnings (loss)                                       $ (92.6)    $  42.2
                                                          -------     -------

Adjustments:
Cumulative effect of adoption of new
  accounting principle                                        4.6           -
Depreciation and amortization                                 4.7         3.6
Amortization of excess of cost over fair
  value of net assets acquired                                1.5         1.3
Deferred federal income taxes                               (15.6)       (0.9)
Amortization of fixed maturity investments                    1.0        (0.6)
Non-cash investment income                                   (2.2)       (5.4)
Realized investment gains                                    (1.7)      (29.0)
Equity in loss of affiliate                                     -         0.6

Changes in assets and liabilities, net of acquisition
  and divestiture activities:
Decrease in accrued investment income                         0.2         2.3
Decrease in accounts and notes receivable                    15.4         4.1
Increase in reinsurance recoverable
  and prepaid reinsurance                                  (116.1)      (76.9)
Increase in deferred policy acquisition costs                (4.4)       (6.3)
Decrease (increase) in federal income
  taxes receivable                                          (29.3)        8.5
Increase in other assets                                     (9.5)       (0.8)
Increase in losses and loss adjustment expenses             171.4         5.0
Increase in unearned premiums                                36.3        14.1
Increase in policyholders' dividends                          0.2         0.2
Increase in other liabilities                                38.0        60.8
                                                          -------     -------

 Total adjustments and changes                               94.5       (19.4)
                                                          -------     -------

Net cash provided by operating activities                  $  1.9     $  22.8
                                                          =======     =======
[FN]

           See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   Three Months Ended March 31, 1999 and 1998

Note 1 - Basis of Financial Statement Presentation

     The consolidated financial statements and notes thereto are prepared in accordance with generally accepted accounting principles for property and casualty insurance companies. The consolidated financial statements include Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company"). All material intercompany balances and transactions have been eliminated.

     As of January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants ("AICPA"). This Statement requires that certain costs incurred in developing internal-use computer software be capitalized, and provides guidance for determining whether computer software is considered to be for internal use. The Company will amortize these costs over the software's useful life, which is generally a period of 3 to 6 years. Previously, the Company expensed internal cost of computer software as incurred. The adoption of this statement resulted in an after-tax benefit of $0.9 million, or $0.03 per common share, for the three months ended March 31, 1999.

     On January 1, 1999, the Company adopted SOP 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, which provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance-related assessments and guidance for measuring the liability. This Statement requires recognition of a liability when it is probable that an assessment will be imposed, the amount of the assessment can be reasonably estimated, and the event obligating a company to pay has occurred. Previously, the Company expensed guaranty-fund and other insurance-related assessments as reported to the Company. The cumulative effect recorded at January 1, 1999, as if this new accounting standard was applied retroactively for all periods, resulted in an after-tax charge of $4.6 million, or $0.17 per common share.

     In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's results of operations, financial position and cash flows for all periods presented. Although these consolidated financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Note 2 - Realignment Events

     As part of the final steps in a two-year reshaping of Orion Capital, the Company recently completed a detailed study of its loss and loss adjustment expense reserve position as of March 31, 1999. The loss reserve study, performed with the assistance of independent actuarial advisors, focused on the businesses that the Company has exited or plans to exit. As a result of this study, the Company recorded a net pre-tax charge of $164.5 million in the first quarter of 1999 primarily

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to the Specialty Commercial and Workers Compensation segments. The net charge primarily comprised a provision for loss and loss adjustment expenses of $139.0 million relating to 1998 and prior accident years, which was net of reinsurance, and included a $25.5 million net ceded premium adjustment based upon the Company's loss experience. Approximately $123.4 million of the loss reserve provision is attributed to exited businesses. The study also reviewed the reserve position for the Company's ongoing business in light of current industry conditions. The Company recorded loss reserve strengthening of approximately $15.6 million relating to its ongoing businesses including $8.4 million for EBI, $4.2 million for DPIC and $3.0 million for OrionAuto. Further, the Company has adjusted loss ratios for the 1999 accident year in consideration of the reserve study findings.

     As part of the Company's reshaping to focus its resources on more profitable business, on April 9, 1999 the Company sold Wm. H. McGee & Co. for $59.4 million in cash resulting in a pre-tax gain of $40.2 million and an after-tax gain of $26.3 million, which will be reported in the second quarter of 1999. In connection with the sale, the Company entered into reinsurance agreements with the buyer transferring the Company's participation in McGee's United States and Canadian pools effective as of January 1, 1999, resulting in negative net premiums written of $40.0 million in the first quarter of 1999. These transfers have resulted in a $23.5 million cash payment to the buyer on the sale date for the transfer of the Company's net liabilities and assets of the McGee pools. Additionally, the buyer was designated as the clearing company for McGee pools effective January 1, 1999 under McGee's Inter-Office Reinsurance Agreements. At December 31, 1998 and for the year then ended, the Company reflected net premiums written and total revenue of approximately $104.4 million and $100.2 million, respectively, and total assets of approximately $112.0 million related to sold business of McGee.

     In the third quarter of 1998, the Company established a restructuring reserve in connection with a realignment of Orion Specialty resulting in exiting of approximately $100 million of unprofitable commodity business, primarily commercial automobile and transportation. This restructuring included the reduction of approximately 90 employees related to exited business. Activity for the three months ended March 31, 1999 within this restructuring reserve was as follows:

(In millions)
-----------------------------------------------------------

Balance at December 31, 1998                      $    5.1
   Actions taken:
   Severance and program termination costs            (0.9)
                                                  --------
Balance at March 31, 1999                         $    4.2
                                                  ========

     The Company is performing a strategic review of the $150 million book of specialty commercial program and binding authority business of Orion Specialty. See "Recent Activities" on page 17.

Note 3 - Investment in Affiliate

     As of March 31, 1999, the carrying value of the Company's 26% investment in Intercargo Corporation ("Intercargo") was $22.8 million, representing the amount that the Company agreed to

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sell Intercargo in cash pursuant to Intercargo's merger with a subsidiary of XL Capital, Ltd. See note 9 "Subsequent Event."

         In 1998, the Company recorded its share of Intercargo's operating results on a quarterly lag basis, after Intercargo has reported its financial results. For the three months ended March 31, 1998, Intercargo reported $18.8 million of revenues and $2.1 million of net loss. The Company's proportionate share of Intercargo net loss including goodwill amortization was $0.6 million for the first quarter of 1998.

Note 4 - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit its exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information for the three months ended March 31:


(In millions)                                          1999          1998
--------------------------------------------------------------------------
Direct premiums written ............................$  480.8      $  441.7
Reinsurance assumed ................................    32.6          14.1
                                                      ------        ------
Gross premiums written .............................   513.4         455.8
Reinsurance ceded ..................................  (238.5)        (86.8)
                                                      ------        ------
Net premiums written ...............................$  274.9      $  369.0
                                                      ======        ======

Direct premiums earned .............................$  494.4      $  435.6
Reinsurance assumed ................................    15.4          10.9
                                                      ------        ------
Gross premiums earned ..............................   509.8         446.5
Reinsurance ceded ..................................  (210.7)        (97.7)
                                                      ------        ------
Net premiums earned ................................$  299.1      $  348.8
                                                      ======        ======
Loss and loss adjustment expenses incurred
   recoverable from reinsurers .....................$  158.5      $   70.4
                                                      ======        ======

Note 5 - Stockholders' Equity and Earnings Per Common Share

     During the first quarter of 1999, the Company repurchased 6,414 shares at an aggregate cost of $0.2 million related to its employee benefit plans. During the first quarter of 1998, the Company repurchased 132,000 shares of its common stock at an aggregate cost of $6.6 million under the stock repurchase program authorized by the Board of Directors and repurchased 2,377 shares at an aggregate cost of $0.1 million related to its employee benefit plans. The remaining authorization from the Company's Board of Directors for the purchase of common stock was $42.5 million as of March 31, 1999.

     Orion declared dividends on its common stock of $4.8 million and $4.4 million or $0.18 and $0.16 per common share for the three months ended March 31, 1999 and 1998, respectively.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A reconciliation of basic and diluted earnings (loss) per share ("EPS") for the three months ended March 31, 1999 and 1998 was as follows:

                                                   Net
                                                 Earnings    Average     Per Share
(In millions, except for per share amounts)       (loss)      shares      Amount
----------------------------------------------------------------------------------
1999 -
Basic EPS:
Net earnings (loss) available to
   common stockholders ....................       $  (92.6)      27.0     $  (3.43)
                                                                          ========

Stock options and awards ..................             --         --
                                                  --------   --------

Diluted EPS:
Net earnings (loss) available to common
   stockholders with assumed exercises ....       $  (92.6       27.0     $  (3.43)
                                                  ========   ========     ========

1998 -
Basic EPS:
Net earnings available to
   common stockholders ....................       $   42.2       27.4     $   1.54
                                                                          ========
Stock options and awards ..................            --         0.7
                                                  --------   --------

Diluted EPS:
Net earnings available to common
   stockholders with assumed exercises ....       $   42.2       28.1     $   1.50
                                                  ========   ========     ========


The average shares for 1999 excludes equivalent shares of 279,000 in the computation of diluted earnings per common share because to include them would have been antidilutive.

Note 6 - Contingencies

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

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 - Accumulated Other Comprehensive Income

     Accumulated other comprehensive income balances, net of taxes, are as follows:

                                  Unrealized     Unrealized Foreign  Accumulated Other
                               Investment Gains     Translation        Comprehensive
(In millions)                     (Losses)        Gains (Losses)       Income (Loss)
-------------------------------------------------------------------------------------
Quarter ended March 31, 1999:
 Balance, beginning of period ..... $    61.2        $    (2.7)        $    58.5
        Current period change .....     (16.5)             0.4             (16.1)
                                    ---------        ---------         ---------
       Balance, end of period ..... $    44.7        $    (2.3)        $    42.4
                                    =========        =========         =========



Quarter ended March 31, 1998:
 Balance, beginning of period ..... $   113.6        $    (4.4)        $   109.2
        Current period change .....       5.5               --               5.5
                                    ---------        ----------        ---------
       Balance, end of period ..... $   119.1        $    (4.4)        $   114.7
                                    =========        =========         =========


Year ended December 31, 1998:
   Balance, beginning of year ..... $   113.6        $    (4.4)        $   109.2
          Current year change .....     (52.4)             1.7             (50.7)
                                    ---------        ---------         ---------
         Balance, end of year ..... $    61.2        $    (2.7)        $    58.5
                                    =========        =========         =========

     The pretax unrealized investment gains (losses) arising during the period were $(25.4) million and $8.6 million for the three months ended March 31, 1999 and 1998, respectively, and $(80.4) million for the year ended December 31, 1998. The pretax unrealized foreign exchange translation gains arising during the period were $0.6 million for the three months ended March 31, 1999 and $2.6 million for the year ended December 31, 1998.

Note 8 - Segment Information

     The Company reports its insurance operations in three segments at March 31, 1999. These reportable segments comprise operating units of the Company that have different insurance products and services, market focus and operational structure. The Company's reportable segments comprise:

Workers Compensation - this segment provides workers compensation insurance products and services sold by the EBI Companies ("EBI")and includes package commercial insurance policies that are no longer written by the Company.

Nonstandard Automobile - this segment specializes in nonstandard personal automobile insurance sold by OrionAuto (formerly known as Guaranty National Corporation).

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Specialty Commercial - this segment markets various specialty commercial products and services, primarily professional liability insurance through DPIC Companies and client-focused specialty insurance programs through Orion Specialty; and also includes the run-off operations of the Company's assumed reinsurance business, SecurityRe, which was sold in late 1996. The Company exited the marine business by selling its 26% interest in Intercargo (see Notes 3 and 9) and Wm. H. McGee (see Note 2).

     Financial information for the Company's segments for the three months ended March 31 is shown below and discussed in detail in "Results of Operations" on page 18:

(In millions)                                               1999       1998
----------------------------------------------------------------------------
Revenues:
   Workers Compensation ................................ $   93.7   $  119.8
   Nonstandard Automobile ..............................    121.4       99.8
   Specialty Commercial ................................    118.4      203.1
   Other ...............................................      2.8        2.1
                                                         --------   --------
      Consolidated ..................................... $  336.3   $  424.8
                                                         ========   ========


Pre-tax Earnings (Loss) before Minority Interest (a):
   Workers Compensation ................................ $  (39.1)  $   28.4
   Nonstandard Automobile ..............................      5.8        7.9
   Specialty Commercial ................................    (98.9)      29.7
   Other ...............................................     (4.5)      (5.1)
                                                         --------   --------
      Consolidated ..................................... $ (136.7)  $   60.9
                                                         ========   ========


(a) Excludes cumulative effect of adoption of new accounting principle in 1999 (see note 1).

     The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as "Other" in the above table.

Note 9 - Subsequent Event

     In December 1998, the Company agreed to sell its 26% interest in Intercargo in cash pursuant to Intercargo's merger with a subsidiary of XL Capital, Ltd. Intercargo announced that its merger was consummated on May 7, 1999. The Company will receive $22.8 million in cash from the sale in the near future. Also see
Note 2 regarding the sale of McGee.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT




Board of Directors and Stockholders
Orion Capital Corporation
Farmington, Connecticut


     We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Orion Capital Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended; and in our report dated February 22, 1999 (except for Note 20, as to which the date is March 11, 1999), we expressed an unqualified opinion on those consolidated financial statements. The consolidated statements of earnings and cash flows for the year ended December 31, 1998 are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 and related consolidated statement of stockholders' equity for the year then ended is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.



DELOITTE & TOUCHE LLP



Hartford, Connecticut
May 7, 1999

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

GENERAL

Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. The Company reports its insurance operations in three segments as of March 31, 1999 as follows:

Workers Compensation - this segment markets the workers compensation insurance products and services sold by the EBI Companies ("EBI")and includes package commercial insurance policies that are no longer written by the Company.

Nonstandard Automobile - this segment specializes in nonstandard personal automobile insurance sold by OrionAuto, formerly known as Guaranty National Corporation.

Specialty Commercial - this segment presently markets various specialty commercial products and services, primarily professional liability insurance through DPIC Companies ("DPIC") and client-focused specialty insurance programs through Orion Specialty; and also includes the run-off operations of the Company's assumed reinsurance business, SecurityRe, which was sold in late 1996.

Over the past two years, Orion has been reshaping its business to focus its resources on high potential lines of business. Business in Orion's workers compensation segment is conducted through EBI, a specialty monoline workers compensation operation. Orion has been reshaping EBI from a regional to a national monoline workers compensation specialist.

In Orion's nonstandard personal automobile segment, Orion increased its ownership in Guaranty National Corporation ("Guaranty National") to 100% in December 1997 and then transformed Guaranty National (OrionAuto) into a focused personal nonstandard automobile company. The commercial lines business of Guaranty National was shifted to a newly-formed unit, Orion Specialty Group, Inc. and integrated with Connecticut Specialty Insurance Group, Inc. Guaranty National was recently renamed OrionAuto, Inc. The Company added scale to its nonstandard automobile operation by acquiring two businesses, Unisun Insurance Company in December 1997 and portions of Strickland Insurance Group in April 1998 expanding its geographic market to 35 states.

The Company continued the reshaping in its specialty commercial segment. As of March 31, 1999, this segment included DPIC, Orion's professional liability business, Wm. H. McGee & Co., Inc., the marine business, and Orion Specialty, which includes ARTIS, our alternative risk business formed in June 1997, Orion Financial (formerly Intercon), our collateral protection business and the commercial lines business from Guaranty National and Connecticut Specialty. In July 1998, the Company added a specialty insurance company serving the independent grocery industry with the purchase of Grocers Insurance Group. The Company sold a unit of Orion Specialty, Colorado Casualty Insurance Company, in September 1998. Additionally, during the third quarter of 1998, the Company took steps to exit a block of commercial automobile and transportation business, representing approximately $100 million in net written premiums, that was highly price-driven and was performing below our levels of expectations.

In November 1996, the Company exited the assumed reinsurance business when it sold the ongoing operations of our subsidiary, SecurityRe Companies, Inc. As a result of the sale, SecurityRe ceased actively writing business and became an inactive company.

RECENT ACTIVITIES

As part of its final reshaping initiatives, the Company in early May completed a reserve study focused on business that has been or is in the process of being exited. The reserve study was performed with the assistance of independent actuarial advisors. In the first quarter of 1999, the Company strengthened its loss and loss adjustment reserves by recording a net charge of $164.5 million on a pre-tax basis and $106.9 million on an after-tax basis, or $3.96 per diluted common share, in connection with the reserve study. The net charge is substantially related to exited business. See section "Expense and Other - Operating Ratios" on page 24.

Orion continues its reshaping of the specialty commercial segment to focus resources on more profitable lines of business. As part of that effort, the Company exited the marine business by selling our 26% interest in Intercargo Corporation and Wm. H. McGee & Co., Inc. On April 9, 1999 the Company sold Wm.
H. McGee & Co. for $59.4 million in cash resulting in a pre-tax gain of $40.2 million and an after-tax gain of $26.3 million, which will be recorded in the second quarter of 1999. In connection with the sale, the Company entered into reinsurance agreements with the buyer transferring the Company's participation in McGee's United States and Canadian pools effective January 1, 1999 resulting in negative net premiums written of $40.0 million in the first quarter of 1999. Additionally, the buyer was designated as the clearing company of the McGee pools effective as of January 1, 1999 under McGee's Inter-Office Reinsurance Agreements. The Company reflected net premiums written and total revenue of approximately $104.4 million and $100.2 million, respectively, for the year ended December 31, 1998 and total assets of approximately $112.0 million at December 31, 1998 related to sold business of McGee.

In December 1998, the Company agreed to sell its investment in Intercargo for $22.8 million (its current carrying value), or $12 per share, in cash pursuant to the terms of Intercargo's merger with a subsidiary of XL Capital, Ltd. Intercargo announced that its merger was consummated on May 7, 1999. The Company will receive $22.8 million in cash from the sale in the near future.

In April 1999, the Company announced that it is working with financial advisors on the final initiatives in its reshaping process, which includes a review of strategic alternatives for the $150 million book of specialty commercial program and binding authority business of Orion Specialty. The Company believes that the specialty commercial program and binding authority business is the last piece of Orion's operation that lacks market leadership or competitive advantage and will explore a full range of options for it. Announcement of the results of that review is anticipated during the third quarter of 1999.

Excluding the Orion Specialty business under strategic review, after all these steps have been completed, the Specialty Commercial segment will include DPIC, Orion Financial, Grocers Insurance, and ARTIS, and will have approximately $420 million of gross written premiums and approximately $298 million of net written premiums based on 1998 volume.

                              RESULTS OF OPERATIONS

OVERVIEW

Earnings (loss) by segment before federal income taxes, minority interest expense and cumulative effect of adoption of new accounting principle for the three months ended March 31 are summarized as follows:

(In millions)                        1999            1998
--------------------------------------------------------------

Workers Compensation             $     (39.1)    $       28.4
Nonstandard Automobile                   5.8              7.9
Specialty Commercial                   (98.9)            29.7
Other                                   (4.5)            (5.1)
                                 -----------     ------------
                                 $    (136.7)    $       60.9
                                 ===========     ============

Miscellaneous   income   and   expenses   (primarily   interest,   general   and
administrative expenses and other consolidating elimination entries) of the parent company are reported as "Other" in the above table.

Operating  earnings (loss),  after-tax  realized  investment gains, net earnings
(loss) and per diluted common share amounts for the three months ended March 31 are summarized as follows:



(In millions, except for per share amounts and %)   1999               1998
--------------------------------------------------------------------------------

Operating earnings (loss) ..................      $      (89.1)      $      23.4
After-tax investment gains .................               1.1              18.8
Cumulative effect of adoption of
   new accounting principle ................              (4.6)               --
                                                  ------------       -----------
   Net earnings (loss) .....................      $      (92.6)      $      42.2
                                                  ============       ===========


Per diluted common share:
Operating earnings (loss) ..................      $      (3.30)      $      0.83
After-tax investment gains .................              0.04              0.67
Cumulative effect of adoption of
   new accounting principle ................             (0.17)               --
                                                  ------------       -----------
   Net earnings (loss) .....................      $      (3.43)      $      1.50
                                                  ============       ===========
Operating earnings (loss) represents earnings (loss) after taxes, excluding net realized investment gains and the cumulative effect of an accounting change. For the first quarter of 1999, operating earnings were adversely effected by a $106.9 million after-tax charge, or $3.96 per diluted share, related to an increase in loss reserves in connection with a recently completed loss reserve study. Excluding this charge, the Company's after-tax operating earnings would be $17.8 million, or $0.66 per share.

The Company's results of operations for 1999 reflects a $4.6 million after-tax charge, or $0.17 per diluted common share, for the cumulative effect of adoption of a new accounting principle, AICPA Statement of Position 97-3 "Accounting by Insurance and Other Enterprises for Insurance Related Assessments." See note 1 to the Company's condensed financial statements for discussion of new accounting principles adopted by the Company in 1999.

Weighted average common shares and diluted equivalents outstanding were 26,993,000 and 28,130,000 for the three months ended March 31, 1999 and 1998, respectively. The average share for 1999 excludes equivalent shares of 279,000 in the computation of diluted earnings per common share because to include them would have been antidilutive.

                                    REVENUES

Revenues for the three months ended March 31 are summarized as follows:

                                                                  Percentage
(In millions)                             1999        1998          Change
-----------------------------------------------------------------------------

Net Premiums written ...........       $   274.9   $   369.0        (25.5)%
                                       =========   =========        =====


Premiums earned ................       $   299.1   $   348.8        (14.2)%
Net investment income ..........            34.4        41.4        (16.8)
Realized investment gains ......             1.7        29.0        (94.0)
Other ..........................             1.1         5.6        (82.3)
                                       ---------   ---------        -----
   Total revenues ..............       $   336.3   $   424.8        (20.8)%
                                       =========   =========        =====
PREMIUMS

The Company's gross premiums written by segment for the three months ended March 31 are as follows:

                                                                Percentage
(In millions)                             1999        1998        Change
---------------------------------------------------------------------------

Workers Compensation                   $   147.1   $   115.6        27.2%
Nonstandard Automobile                     152.4       127.6        19.4
Specialty Commercial                       213.9       212.6         0.6
                                       ---------   ---------        ----
      Consolidated                     $   513.4   $   455.8        12.6%
                                       =========   =========        ====

The Company's net premiums written by segment for the three months ended March 31 are as follows:

                                                                Percentage
(In millions)                             1999        1998        Change
---------------------------------------------------------------------------

Workers Compensation ..................$    94.7   $   110.7       (14.5)%
Nonstandard Automobile ................    124.8        96.0        29.9
Specialty Commercial ..................     55.4       162.3       (65.8)
                                       ---------   ---------       -----
      Consolidated ....................$   274.9   $   369.0       (25.5)%
                                       =========   =========       =====
      Consolidated, excluding McGee ...$   314.9   $   352.4       (10.7)%
                                       =========   =========       =====
In connection with the sale of McGee in April 1999, the Company transferred its participation in McGee's United States and Canadian pools effective January 1,

1999, resulting in a $40.0 million reduction to net written premiums and no effect on premiums earned in the first quarter of 1999. In the first quarter of 1999, based on the Company's loss experience, the Company also ceded an additional $35.2 million of premiums under a corporate-wide aggregate stop loss reinsurance agreement entered into in 1998 related to the 1998 accident year. The Company does not expect to use corporate-wide aggregate stop loss agreements for the 1999 accident year.

Workers Compensation

Net premiums written for Workers Compensation decreased by 14.5% in the first quarter of 1999 compared to the same 1998 period reflecting lower premium retention of $46.7 million primarily from a change in EBI's reinsurance programs effective October 1998. The effect of this change was partly offset by gross premium growth of $30.7 million from new business written through EBI's multi-state accounts program and continued geographic expansion and penetration. In order to improve profitability, EBI has instituted rate increases, which is expected to reduce the growth of EBI's gross premiums written for the remainder of 1999.

NONSTANDARD AUTOMOBILE

Net premiums written for Nonstandard Automobile increased by 29.9% in the first quarter of 1999 compared to the same 1998 period primarily due to increased premiums of $12.1 million from the acquisition of Strickland in April 1998 and higher net premiums in South Carolina of $9.0 million from transitioning to a voluntary market environment in that state on March 1, 1999. OrionAuto generated net premium growth in 25 of the 35 states where it writes business in the first quarter of 1999 compared to the same 1998 period. Excluding the acquisitions of Strickland and Unisun, Nonstandard Automobile's gross premiums written and net premiums written growth was 5.6% and 7.6% in the first quarter of 1999 compared to the same 1998 period.

SPECIALTY COMMERCIAL

Gross premiums written, excluding McGee, for the three months ended March 31 are as follows:
                                                                 Percentage
(In millions)                                  1999      1998      Change
---------------------------------------------------------------------------

Orion Specialty .........................    $ 135.1   $ 115.0     17.5%
DPIC ....................................       52.0      49.9      4.1
Assumed reinsurance and eliminations ....       (1.5)     (0.8)
                                             -------   -------     ----
                                             $ 185.6   $ 164.1     13.1%
                                             =======   =======     ====

Net premiums written for the three months ended March 31 are as follows:
                                                                 Percentage
(In millions)                                  1999      1998      Change
---------------------------------------------------------------------------

Orion Specialty ........................    $   57.0    $ 103.5    (44.9)%
DPIC ...................................        38.4       42.3     (9.1)
McGee ..................................       (40.0)      16.6
                                            --------    -------    -----
                                                55.4      162.4    (65.9)
Assumed reinsurance ....................          --       (0.1)
                                            --------    -------    -----
   Specialty Commercial ................    $   55.4    $ 162.3    (65.8)%
                                            ========    =======    =====
   Specialty Commercial, excluding McGee    $   95.4    $ 145.7    (34.5)%
                                            ========    =======    =====

Net premiums written by DPIC for professional liability insurance, the largest special program, decreased 9.1% in the first quarter of 1999 compared to the same 1998 period primarily as a result of increased use of reinsurance in its lawyers and accountants programs, offset in part by continued high levels of policy renewals.

Net premiums written by Orion Specialty decreased by 44.9% in the first quarter of 1999 compared to the same 1998 period primarily due to the effect of exiting unprofitable commodity business in connection with the third quarter 1998 realignment of this unit, $23.9 million of ceded premiums in 1999 under the corporate-wide reinsurance agreement previously mentioned and lower premiums of $13.6 million from the sale of Colorado Casualty Insurance Company in September 1998. The decreases were partly offset by increased net written premiums of $13.7 million from the acquisition of Grocers Insurance Group in July 1998. Orion Specialty's Financial Services Division, which primarily writes collateral protection insurance, had gross premiums written of $31.7 million and $25.2 million for the three months ended March 31, 1999 and 1998, respectively, and corresponding net premiums written of $20.4 million in 1999 and $21.4 million in 1998. ARTIS, our alternative risk business formed in June 1997, had gross and net premiums written of $26.7 million and $0.7 million in the first quarter of 1999, respectively, as compared to $5.7 million of gross and no net premiums written for the same 1998 period.

In the first quarter of 1999, McGee recorded negative net premiums written of $40.0 million reflecting the unearned premium portfolio transferred as of January 1, 1999 in connection with the sale of McGee.

PREMIUMS EARNED

The Company's premiums earned decreased 14.2% to $299.1 million in the first quarter of 1999 from $348.8 million ($334.6 million excluding McGee) in the corresponding 1998 period. Premiums earned reflect the recognition of income from the changing levels of net premium writings.

OTHER INCOME

Other income is $1.1 million and $5.6 million for the first quarters of 1999 and 1998, respectively. The decrease is due to lower commission income resulting from the sale of McGee. As part of the McGee sale, the buyer was designated as the clearing company of the pools managed by McGee effective January 1, 1999.

INVESTMENT PERFORMANCE

The Company manages its investment portfolio on a total return basis which emphasizes both current net investment income and realized investment gains as well as unrealized investment results. The pre-tax performance of the Company's investments, including net investment income, net realized gains (losses) and net unrealized appreciation (depreciation) for the three months ended March 31 is as follows:

(In millions, except for %)                               1999            1998
------------------------------------------------------------------------------
Net investment income ............................$       34.4     $      41.4
Realized investment gains ........................         1.7            29.0
Unrealized appreciation (depreciation) ...........       (27.4)            8.1
                                                  ------------     -----------
                                                  $        8.7     $      78.5
                                                  ============     ===========

Investment yields on average portfolio:
   Pre-tax .......................................         5.7%            7.0%

   After-tax .....................................         4.5%            5.5%


Carrying value: ................................March 31, 1999 December 31, 1998
                                                --------------------------------
   Fixed maturities and short-term investments .$    1,888.7     $   1,859.2
   Equity securities ...........................       435.1           510.9
   Other long-term investments .................        95.7           116.2
                                                ------------     -----------
                                                $    2,419.5     $   2,486.3
                                                ============     ===========
NET INVESTMENT INCOME

Pre-tax net investment income decreased by $7.0 million in the first quarter of 1999 compared to the same 1998 period primarily due to lower earnings on limited partnership investments accounted for on an equity basis, a continued shift in the fixed income portfolio from taxable to tax-advantaged securities and the impact of lower reinvestment rates in 1998 and in the first quarter of 1999 resulting in reduced investment yields of the Company's fixed income portfolio.

Net investment income includes equity earnings in limited partnership investments of $2.0 million in the first quarter of 1999 and $5.2 million for the same 1998 period, partially the result of planned reductions in these investments. Earnings from limited partnership investments can vary considerably from year-to-year. Although, the Company's long-term experience with limited partnership investments has been quite favorable; they represent 3.8% and 4.5% of total investments at March 31, 1999 and December 31, 1998, respectively.

Fixed maturity investments which the Company has both the positive intent and the ability to hold to maturity are recorded at amortized cost. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs are classified as available-for-sale and are carried at market value. The carrying value of fixed maturity and short-term investments is $1,888.7 million at March 31, 1999 and $1,859.2 million at December 31, 1998, or approximately 76.9% and 74.2% of the Company's cash and investments, respectively.

The Company manages its total investments, so that at all times, there are fixed income securities that are adequate in amount and duration to meet the cash requirements of current operations and longer term liabilities, as well as to meet insurance regulatory requirements with respect to investments under specific state insurance laws. The Company invests primarily in investment grade securities and additionally invests a portion of its portfolio in a diversified group of non-investment grade fixed maturity securities or securities that are not rated to increase the portfolio average return. The risk of loss due to default is generally considered greater for non-investment grade securities than for investment grade securities because the former, among other things, are often subordinated to other indebtedness of the issuer and are often issued by highly leveraged companies. At March 31, 1999 and December 31, 1998, the Company's investment in non-investment grade and non-rated fixed maturity securities were as follows:

(In millions, except for %)                March 31, 1999   December 31, 1998
--------------------------------------------------------------------------------
Non-investment grade and
   non-rated fixed maturity securities       $    156.9         $   208.7
As percentage of total cash and investments         6.4%              8.3%
As percentage of total assets                       3.7%              5.0%


REALIZED AND UNREALIZED INVESTMENT RESULTS

Net realized investment gains are $1.7 million and $29.0 million for the three months ended March 31, 1999 and 1998, respectively. Approximately one-half of the first quarter 1998 net realized investment gains resulted from the sale of two investments in entities which were acquired or taken public during that quarter. Realized investment gains may be reduced by provisions for losses on securities deemed to be other-than-temporarily impaired. Any such provision is based on available information at the time and is made in consideration of the decline in the financial condition of the issuers of such securities. Realized investment gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other-than-temporary impairment of investments, and other factors. The Company has a new outside investment manager that is repositioning part of the Company's investment portfolio and expects the repositioning to be complete by June 30, 1999.

Net unrealized investment appreciation (depreciation) for equity securities and fixed maturities classified as available-for-sale are recorded in stockholders' equity, net of federal taxes, and included as a component of other comprehensive income (see note 7 to condensed financial statements). Unrealized investment appreciation (depreciation) can vary significantly depending upon fluctuations in interest rates, changes in credit spreads and in equity prices.

                               EXPENSES AND OTHER

OPERATING RATIOS

The following table sets forth certain ratios of insurance operating expenses to premiums earned for the three months ended March 31:

                                                           1999          1998
-------------------------------------------------------------------------------

Loss and loss adjustment expenses                         122.2%        66.5%
Policy acquisition costs and other insurance expenses      29.9         31.0
                                                       --------     --------
   Total before policyholders' dividends                  152.1         97.5
Policyholders' dividends                                    2.0          1.8
                                                       --------     --------
   Combined ratio                                         154.1%        99.3%
                                                       ========     ========

Loss and loss adjustment expenses ratio by segment:
   Workers Compensation                                   115.6%        56.6%
   Nonstandard Automobile                                  72.9         72.0
   Specialty Commercial                                   185.3         69.6


In the third quarter of 1998, the Company announced a realignment of Orion Specialty to address lines of business that had not met growth and profitability expectations. The realignment continued Orion Specialty's shift away from commodity business. The Company's recent trends in the loss development of the previously cancelled program business at Orion Specialty indicated a deterioration of claims experience and prompted the recently completed loss reserve study.

In the first quarter of 1999, the ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") of 122.2% reflects significant strengthening of the Company's reserve position as of March 31, 1999 based upon a recently completed loss reserve study.

Excluding the provision for loss and loss adjustment expenses recorded in connection with the loss reserve study, the loss and loss adjustment expenses ratio by segment for the three months ended March 31, 1999 would have been 62.3% for Workers Compensation, 70.3% for Nonstandard Automobile, and 69.6% for Specialty Commercial.

The Company made the decision to conduct a review of its loss reserves for exited business and to review strategic alternatives for Orion Specialty's remaining program and binding authority business in the first quarter of 1999 as part of the final steps in an aggressive two-year reshaping of the Company's business. The Company expanded the analysis to a full-scale review of all reserves and elected to add the perspective of an independent actuarial review. As a result of this study, in the first quarter of 1999, the Company recorded a provision for loss and loss adjustment expenses of $139.0 million related to the 1998 and prior accident years, which was net of reinsurance, and included a $25.5 million net ceded premium adjustment based upon the Company's loss experience. The loss reserve study focused on the business that the Company has exited or plans to exit and the provision included costs of settling outstanding claims for exited business. Approximately 89% of the net provision were attributed to businesses that the Company has exited and will be exiting.

The loss reserve study also reviewed the reserve positions for the Company's ongoing business in light of current market conditions and industry trends. Approximately 11% of the loss reserve strengthening is related to ongoing business, including $8.4 million for EBI, $4.2 million for DPIC and $3.0 million for OrionAuto. Further, the Company has adjusted loss ratios for the 1999 accident year in consideration of the reserve study findings.

The 1999 first-quarter loss ratio for Workers Compensation reflects $31.9 million of reserve strengthening related to non-workers compensation lines that originated in this segment, but are no longer written by the Company. Additionally, EBI strengthened its net reserves in the first quarter 1999 by recording a loss and loss adjustment expense provision of $8.4 million primarily relating to the 1998 accident year as a result of the loss reserve study. The benefit of EBI's service-oriented approach, working with its customers to prevent losses and reduce claim costs, has allowed EBI to report better than industry results.

The 1999 loss ratio for Nonstandard Automobile reflects an increase in loss costs resulting from the loss reserve study substantially offset by a decrease in loss adjustment expenses from continued improvements in efficiencies.

In connection with the loss reserve study, in the first quarter of 1999, Specialty Commercial strengthened its loss reserve positions by recording a net provision for loss and loss adjustment expenses of $95.7 million related to 1998 and prior accident years. Approximately $47.1 million of this net charge is related to the assumed reinsurance business that the Company exited in late 1996, $44.4 million is related to the exited program and binding authority business at Orion Specialty, and $4.2 million is related to the ongoing business at DPIC.

The ratio of policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") improved to 29.9% from 31.0% for the three months ended March 31, 1999 and 1998, respectively. The lower expense ratio is primarily due to a favorable change in the Company's total business mix with an increasing percentage of business in Nonstandard Automobile and a declining percentage in Specialty Commercial, as well as the Company's actions to decrease operating expenses. Policy acquisition costs include direct costs, such as commissions, premium taxes, and salaries that relate to and vary with the production of new business. These costs are deferred and amortized as the related premiums are earned, subject to a periodic test for recoverability.

The Company regularly evaluates its reserves for loss and loss adjustment expenses. Loss reserve amounts are based on management's informed estimates and judgements, using data currently available. As part of the evaluation of its first quarter loss reserve position, the Company took the additional action of having an independent actuarial review of its loss reserves. The results of which were considered in the increases in loss reserves during the first quarter of 1999. Management believes that the Company's reserves for loss and loss adjustment expenses make reasonable and sufficient provision for the ultimate cost of all losses on claims incurred. Although there can be no assurance that changes in loss trends will not result in additional development of prior years' reserves in the future, the Company believes that the current and prospective loss reserving reflects an increased level of conservatism. Variability in claim emergence and settlement patterns and other trends in loss experience can result in future development patterns different than expected. The Company believes that any such variability or development will generally be at low levels, considering actions that have been taken to increase loss reserving levels, improve underwriting standards and emphasize loss prevention and control.

The Company limits both current losses and future development of losses by ceding business to reinsurers. The Company continually monitors the financial strength of its reinsurers and, to the Company's knowledge, has no material exposure with regard to potential unrecognized losses due to reinsurers having known financial difficulties.

INTEREST EXPENSE

Interest expense is $4.6 million and $5.8 million for the first quarters of 1999 and 1998, respectively. Interest expense declined as a result of the repayment of the $100 million bank indebtedness of Guaranty National in February 1998 with proceeds from the issuance of the Company's 7.701% trust preferred securities.

OTHER EXPENSES

Other expenses are $7.3 million and $11.1 million for the first quarters of 1999 and 1998, respectively. The decrease is primarily due to the elimination of McGee agency expense resulting from the sale of this unit.

EQUITY IN EARNINGS (LOSS) OF AFFILIATE

Equity in loss of affiliate consists of a loss of $0.6 million in the first quarter of 1998 from the Company's 26% investment in Intercargo. In December 1998, the Company has agreed to sell its investment in Intercargo pursuant to the terms of a merger agreement between Intercargo and a subsidiary of XL Capital, Ltd., and reduced its carrying value of Intercargo to the sale price of $22.8 million. The Company continued to carry its investment in Intercargo at $22.8 million in the first quarter of 1999. Intercargo announced that its merger was consummated on May 7, 1999. The Company will receive $22.8 million in cash from the sale in the near future.

FEDERAL INCOME TAXES (BENEFITS)

Federal income taxes (benefits), including tax benefits from trust preferred securities and excluding tax benefits from an accounting change, and the related effective tax rates are $(53.9) million (-38.0%) and $14.5 million (25.6%) for the first quarters of 1999 and 1998, respectively. The Company's effective tax rates for 1999 and 1998 are different than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities. The 1999 first quarter effective tax rate has been calculated on a discrete period basis giving effect of expected tax benefits to be realized during the year.

MINORITY INTEREST EXPENSE

Minority interest expense in subsidiary trust preferred securities of $3.4 million and $2.7 million for the first quarters of 1999 and 1998, respectively, represents the financing cost, after the federal income tax deduction, on Orion's 8.73% and 7.701% trust preferred securities. The increase in 1999 reflects minority interest expense associated with the issuance of $125 million 7.701% trust preferred securities in February 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows for the three months ended March 31 is as follows:

(In millions)                             1999          1998
--------------------------------------------------------------


Cash flows:
   Operating activities             $       1.9   $      22.8
   Investing activities                    27.1         (42.0)
   Financing activities                   (11.6)         11.0
                                    -----------   -----------
                                    $      17.4   $      (8.2)
                                    ===========   ===========

Cash provided by operating activities decreased by $20.9 million to $1.9 million in the first quarter of 1999 from $22.8 million in the first quarter of 1998. The decrease in operating cash flow in 1999 is primarily the result of higher payments for losses and loss adjustment expenses, largely influenced by the runoff of exited business, and reductions in premium and investment income collections as well as certain timing differences related to reinsurance. Partially offsetting these cash flow changes were declines in policy acquisition costs and federal income tax payments, as well as a $20.0 million federal tax refund received by the Company. The sale of McGee did not result in a significant change to operating cash flow in the first quarter of 1999 as compared to the same 1998 period. However, McGee generated $15.6 million of operating cash for the 1998 year. Due to the anticipated level of claim payments from exited business, operating cash flow for 1999 is expected to be less than 1998. The Company's existing cash and expected investment maturities are anticipated to be adequate to cover any additional operating cash flow needs in 1999.

Cash provided by investment activities increased by $69.1 million in the first quarter of 1999 to $27.1 million from cash used in investment activities of $42.0 million in the first quarter of 1998. Cash is used in or provided by investment activities primarily for purchases or sales and maturities of investments, and for acquisition and from divestiture activities, and for purchases of property and equipment. Investment purchases are funded by maturities and sales of investments, as well as by the net cash from operating cash flows after cash provided by or used in financing activities. In April 1999, the Company received approximately $33.9 million of net cash in connection with the sale of McGee. Additionally, the Company will receive $22.8 million of cash related to the sale of Intercargo in the second quarter of 1999.

Cash (used in) provided by financing activities were $(11.6) million and $11.0 million for the three months ended March 31, 1999 and 1998, respectively. The Company repaid the outstanding balance of $8.0 million under its bank credit agreement in the first quarter of 1999. The issuance of 7.701% trust preferred securities by the Company provided $121.9 million of cash in the first quarter of 1998. Net proceeds from that issuance were used to repay the $100 million bank indebtedness of Guaranty National in February 1998.

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

Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The insurance subsidiaries held cash and short-term investments of $204.2 million and $242.4 million at March 31, 1999 and December 31, 1998, respectively. The consolidated policyholders' surplus of Orion's insurance subsidiaries is $637.7 million and $732.1 million at March 31, 1999 and December 31, 1998, respectively. The Company's statutory operating leverage ratios of trailing twelve months net premiums written to policyholders' surplus is 2.2:1 and 2.1:1 at March 31, 1999 and December 31, 1998, respectively.

In July 1998, the Company entered into a five year credit agreement with a group of banks which provides for unsecured borrowings up to $150 million. No borrowings are outstanding at March 31, 1999. The Company intends to use the credit facility for general corporate purposes, which may include acquisitions. Borrowings under the credit agreement bear interest at LIBOR (London Interbank Offered Rate) plus a margin based upon the Company's credit ratings. The credit agreement, as amended, requires the Company to maintain certain defined financial covenants and may limit the Company's ability to incur secured indebtedness or certain contingent obligations. The Company is in compliance with the terms of this credit agreement. Management does not believe that the credit agreement's covenants or limitations unduly restrict the Company's operations or limit Orion's ability to acquire additional indebtedness.

The terms of Orion's indentures for its $100 million of 7.25% Senior Notes due 2005 and its $110 million of 9.125% Senior Notes due 2002 limit the amount of liens and guarantees by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes. Management does not believe that these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At March 31, 1999 the Company is in compliance with the terms of its senior note indentures.

In February 1998, Orion issued $125 million of 7.701% Trust Preferred Securities due April 15, 2028. In January 1997, Orion also issued $125 million of 8.73% Trust Preferred Securities due January 1, 2037. The 8.73% and 7.701% Trust Preferred Securities are subordinated to all liabilities of the Company. The Company may defer interest distributions on these Trust Preferred Securities; however, during any period when such cumulative distributions have been deferred, Orion may not declare or pay any dividends or distributions on its common stock.

Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

The Company has repurchased 132,000 shares of its common stock at an aggregate cost of $6.6 million under the stock repurchase program in the first quarter of 1998. No repurchases under this program were made in 1999. At March 31, 1999 the Company's remaining stock purchase authorization from its Board of Directors amounted to $42.5 million.

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

The Company began addressing its computer programs in 1996 at the locations where its most significant technology concentration exists. Similar work commenced shortly thereafter at other locations. As of March 31, 1999, the Company had completed approximately 97% of its scheduled remediation of critical production systems for processing Year 2000 dates. This places the Company on or ahead of its plan for meeting Year 2000 processing needs. Non-critical systems will be tested and critical systems will be re-tested during 1999. The total costs to test or modify these existing systems, which include both internal and external costs of programming and testing, is estimated to be approximately $20.0 million, of which $0.5 million has been expensed in the first quarter of 1999 and $15.8 million in 1998 and prior periods.

With a timely start on correcting the Year 2000 problem, the Company has been able to address this potential exposure while continuing to replace outdated systems with newer versions offering greater functionality and cost efficiencies. The Company completed replacing its financial, personnel, and payroll systems in 1998 and began phasing in new integrated processing systems for certain other operations in 1999. Those major technology improvement projects, which were substantially completed in 1998, totaled approximately $13.0 million and have been or will be capitalized as fixed assets. The Company does not expect to incur any significant Year 2000 capital expenditures in 1999.

In addition to addressing its own hardware, software and processing exposure, the Company has been engaged since 1996 in a process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 problem.

The Company has mailed letters to significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 problems and whether the products and services purchased from or by such entities are Year 2000 compliant. As of March 31, 1999, the Company had received responses from approximately 89% of the third parties of whom it has inquired and 97% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 problems on a timely basis.

Evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans, which have already been prepared for third parties having near term Year 2000 impact.
During the first quarter of 1999, contingency plans were finalized for all critical production systems. Focus has been shifting to third parties and non-technical functions. During the third quarter of 1999, appropriate contingency plans will be completed for all critical third party relationships and business functions. The Company believes that this aspect of its Year 2000 effort was on schedule at March 31, 1999.

A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, was completed by March 31,1999. The Company also expanded its survey to vendors and service providers who do not directly interface with the Company's systems. In the third quarter of 1999, the Company plans to re-survey all critical third parties.

The Company presently believes that the Year 2000 problems will not pose significant operational problems for the Company. However, if a Year 2000 problem is not properly identified so that assessment, remediation and testing can be effected timely, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others.

The Company is unable to determine at this time whether the consequences of counter-parties' Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The possibility exists that a portion of its third-party distribution channels may not be ready, that communications with its agents could be disrupted, that underwriting data, such as motor vehicle reports, could be unobtainable, that the claim settling process could be delayed or that the frequency and severity of losses may increase due to external factors. Where concern appears justified about an aspect of readiness, contingency plans have been and will be prepared. However, there can be no assurance that unanticipated Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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

                           PART II. OTHER INFORMATION

Items 1 - 5.

None.

Item 6. Exhibits and reports on Form 8-K

Exhibits

Exhibit 4(i):     First Amendment to Credit Agreement, dated May
                  4, 1999 between Orion Capital Corporation and the lenders named therein, First Union National Bank, as Administrative Agent.

Exhibit 10(i)     Stock Purchase Agreement by and between Fireman's
                  Fund Insurance Company, and Orion Capital Corporation regarding the Sale of the Shares of Wm. H. McGee & Co., Inc. dated March 9, 1999.

Exhibit 15: Deloitte & Touche LLP Letter re: unaudited interim financial information.

Exhibit 27:       Financial Data Schedule.

(b) Report on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORION CAPITAL CORPORATION

Date:  May 14, 1999                           By: /s/ W. Marston Becker
                                              -------------------------
                                              Chairman of the Board and
                                              Chief Executive Officer



Date: May 14, 1999                            By: /s/ Michael L. Pautler
                                              --------------------------
                                              Senior Vice President and
                                              Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit 4(i): First Amendment to Credit Agreement, dated May 4, 1999 between Orion Capital Corporation and the lenders named therein, First Union National Bank, as Administrative Agent.

Exhibit 10(i)  Stock Purchase Agreement by and between Fireman's
               Fund Insurance Company, and Orion Capital Corporation regarding the Sale of the Shares of Wm. H. McGee & Co., Inc. dated March 9, 1999.

Exhibit 15:    Deloitte & Touche LLP Letter
               Re: unaudited interim financial information

Exhibit 27:    Financial Data Schedule