Form 10-Q
period 1999-06-30
ORION CAPITAL CORP
filed 1999-08-12
CIK 74931

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                (x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1999

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

                 Yes  (x)                             No (  )

Approximately 27.4 million shares of Common Stock, $1.00 par value, of the registrant were outstanding on August 1, 1999.

                                  Page 1 of 36
                        Exhibit Index Appears at Page 36

                            ORION CAPITAL CORPORATION
                                 FORM 10-Q INDEX
                       For the Quarter Ended June 30, 1999

                                                                           Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
         Consolidated Balance Sheet at June 30, 1999 (Unaudited)
         and December 31, 1998                                            3 - 4

         Consolidated Statement of Operations for the three and six months
         ended June 30, 1999 and 1998 (Unaudited)                             5

         Consolidated Statement of Stockholders' Equity for the
         six months ended June 30, 1999 and 1998 (Unaudited),
         and for the year ended December 31, 1998                             6

         Consolidated Statement of Cash Flows for the six months
         ended June 30, 1999 and 1998 (Unaudited)                         7 - 8

         Notes to Consolidated Financial Statements (Unaudited)          9 - 15

         Independent Accountants' Review Report                              16

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            17 - 32

PART II. OTHER INFORMATION                                                   33

                          PART I. FINANCIAL INFORMATION
                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                    June 30, 1999  December 31,
(In millions)                                        (Unaudited)      1998
-------------------------------------------------------------------------------
Assets:
Investments: -
Fixed maturities, at amortized cost
   (market $265.6 - 1999 and $272.7 - 1998)           $   260.4     $   260.6
Fixed maturities, at market (amortized cost
   $1,434.0 - 1999 and $1,305.5 - 1998)                 1,424.7       1,349.9
Common stocks, at market (cost $158.5 -
   1999 and $200.3 - 1998)                                194.0         242.4
Non-redeemable preferred stocks, at market
   (cost $198.4 - 1999 and $269.1 - 1998)                 194.5         268.5
Other long-term investments                                87.2         116.2
Short-term investments                                    214.4         248.7
                                                      ---------     ---------

      Total investments                                 2,375.2       2,486.3

Cash                                                       15.8          18.0
Accrued investment income                                  27.8          27.0
Investment in affiliate                                       -          22.8
Accounts and notes receivable                             190.9         217.2
Reinsurance recoverables and prepaid reinsurance          926.5         801.5
Deferred policy acquisition costs                         138.9         155.6
Property and equipment                                    102.1          95.4
Excess of cost over fair value of net assets acquired     144.9         167.7
Federal income taxes receivable                            38.4          22.4
Deferred federal income taxes                              57.9          26.7
Other assets                                               96.7         123.8
                                                      ---------     ---------

      Total assets                                    $ 4,115.1     $ 4,164.4
                                                      =========     =========

[FN]
           See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30, 1999   December 31,
(In millions, except for share data)                (Unaudited)        1998
-------------------------------------------------------------------------------
Liabilities:
Policy liabilities: -
  Losses                                                 $ 1,621.1   $ 1,602.1
  Loss adjustment expenses                                   479.7       415.6
  Unearned premiums                                          567.0       564.0
  Policyholders' dividends                                    18.2        17.9
                                                         ---------   ---------
       Total policy liabilities                            2,686.0     2,599.6
Notes payable                                                209.4       217.4
Other liabilities                                            339.6       370.1
                                                         ---------   ---------
       Total liabilities                                   3,235.0     3,187.1
                                                         ---------   ---------

Contingencies (Note 6)

Company-obligated mandatorily redeemable preferred
   capital securities of subsidiary trusts holding solely
   the junior subordinated debentures of the Company         250.0       250.0

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares; issued
   and outstanding - none
Common stock, $1 par value; authorized 50,000,000
   shares; issued 30,675,300 shares                           30.7        30.7
Capital surplus                                              146.6       149.6
Retained earnings                                            493.5       553.2
Accumulated other comprehensive income                        17.4        58.5
Treasury stock, at cost (3,364,941 shares -
  1999 and 3,505,091 shares -  1998)                         (52.2)      (57.8)
Deferred compensation on restricted stock                     (5.9)       (6.9)
                                                         ---------   ---------
       Total stockholders' equity                            630.1       727.3
                                                         ---------   ---------
       Total liabilities and stockholders' equity        $ 4,115.1   $ 4,164.4
                                                         =========   =========
[FN]
           See Notes to Consolidated Financial Statements (Unaudited)


                    ORION CAPITAL CORPORATON AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                                    Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                    -------------------   ----------------
(In millions, except for per share data)               1999      1998       1999    1998
------------------------------------------------------------------------------------------
Revenues:
Premiums earned                                      $ 343.5   $ 370.4   $ 642.7   $ 719.2
Net investment income                                   34.6      42.5      69.0      83.9
Realized investment gains                                2.7      22.7       4.4      51.7
Other income                                             1.2       7.0       2.2      12.6
                                                     -------   -------   -------   -------
 Total revenues                                        382.0     442.6     718.3     867.4
                                                     -------   -------   -------   -------
Expenses:
Losses incurred and loss adjustment expenses           233.6     250.7     599.2     483.0
Amortization of deferred policy acquisition costs       96.4     103.1     177.0     203.9
Other insurance expenses                                10.7       7.8      19.7      14.7
Dividends to policyholders                               4.2       7.2      10.2      13.6
Interest expense                                         4.5       3.1       9.1       8.9
Other expenses                                           5.7      12.5      12.9      23.5
Other (Note 2)                                         (40.2)        -     (40.2)        -
                                                     -------   -------   -------   -------
 Total expenses                                        314.9     384.4     787.9     747.6
                                                     -------   -------   -------   -------
Earnings  (loss)  before  equity in loss of
   affiliate,  federal  income  taxes, minority
   interest expense and cumulative effect of adoption
   of new accounting principle                          67.1      58.2     (69.6)    119.8
Equity in loss of affiliate                                -         -         -      (0.7)
                                                     -------   -------   -------   -------
Earnings (loss) before federal income taxes, minority
   interest expense and cumulative effect of
   adoption of new accounting principle                 67.1      58.2     (69.6)    119.1
Federal income tax expense (benefit)                    21.3      16.7     (30.8)     32.7
Minority interest expense of subsidiary trust
   preferred securities, net of  taxes                   3.3       3.3       6.6       6.1
                                                     -------   -------   -------   -------
Earnings (loss) before cumulative effect of adoption
   of new accounting principle                          42.5      38.2     (45.4)     80.3
Cumulative effect of adoption of new accounting
   principle, net of tax                                   -         -      (4.6)        -
                                                     -------   -------   -------   -------
 Net earnings (loss)                                 $  42.5   $  38.2   $ (50.0)  $  80.3
                                                     =======   =======   =======   =======
Net earnings (loss) per common share:
Earnings (loss) before cumulative effect of adoption
   of new accounting principle                       $  1.57   $  1.39   $ (1.68)  $  2.93
Cumulative effect of adoption of new accounting
   principle                                               -         -     (0.17)        -
                                                     -------   -------   -------   -------
 Basic                                               $  1.57   $  1.39   $ (1.85)  $  2.93
                                                     =======   =======   =======   =======
Earnings (loss) before cumulative effect of adoption
   of new accounting principle                       $  1.56   $  1.36   $ (1.68)  $  2.85
Cumulative effect of adoption of new accounting
   principle                                               -         -     (0.17)        -
                                                     -------   -------   -------   -------
 Diluted                                             $  1.56   $  1.36   $ (1.85)  $  2.85
                                                     =======   =======   =======   =======

[FN]
           See Notes to Consolidated Financial Statements (Unaudited)


                    ORION CAPITAL CORPORATON AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                    Six Months Ended        Six Months Ended        Year Ended
                                     June 30, 1999           June 30, 1998       December 31, 1998
(In millions)                         (Unaudited)             (Unaudited)
----------------------------------------------------------------------------------------------------
Common Stock                         $  30.7                 $  30.7              $  30.7
                                     =======                 =======              =======
Capital Surplus:
Balance, beginning of period         $ 149.6                 $ 152.1              $ 152.1
Exercise of stock options and net
   issuance of restricted stock         (3.0)                   (2.5)                (2.5)
                                     -------                 -------              -------
Balance, end of period               $ 146.6                 $ 149.6              $ 149.6
                                     =======                 =======              =======
Retained Earnings:
Balance, beginning of period         $ 553.2                 $ 469.5              $ 469.5
Net earnings (loss)                    (50.0)    $ (50.0)       80.3    $  80.3     102.8    $ 102.8
                                                 -------                -------              -------
Dividends declared                      (9.7)                   (9.4)               (19.1)
                                     -------                 -------              -------
Balance, end of period               $ 493.5                 $ 540.4              $ 553.2
                                     =======                 =======              =======
Accumulated Other
Comprehensive Income:
Balance, beginning of period         $  58.5                 $ 109.2              $ 109.2
Unrealized investment
   losses, net of taxes                            (41.7)                 (14.1)               (52.4)
Unrealized foreign exchange
   translation gains, net of taxes                   0.6                     -                   1.7
                                                 -------                -------              -------
Other comprehensive income (loss)      (41.1)      (41.1)      (14.1)     (14.1)    (50.7)     (50.7)
                                     -------     -------     -------    -------   -------    -------
Comprehensive income (loss)                      $ (91.1)               $  66.2              $  52.1
                                                 =======                =======              =======
Balance, end of period               $  17.4                 $  95.1              $  58.5
                                     =======                 =======              =======
Treasury Stock:
Balance, beginning of period         $ (57.8)                $ (34.3)             $ (34.3)
Exercise of stock options and net
   issuance of restricted stock          4.6                     6.6                 13.4
Common stock issued pursuant to
   employee stock purchase plan          1.0                       -                  1.1
Acquisition of treasury stock              -                    (8.5)               (38.0)
                                     -------                 -------              -------
Balance, end of period               $ (52.2)                $ (36.2)             $ (57.8)
                                     =======                 =======              =======
Deferred Compensation on
Restricted Stock:
Balance, beginning of period          $ (6.9)                 $ (4.1)              $ (4.1)
Net (issuance) cancellation of
   restricted stock                      0.4                    (1.6)                (4.3)
Amortization of deferred
   compensation on restricted stock      0.6                     0.8                  1.5
                                     -------                 -------              -------
Balance, end of period               $  (5.9)                $  (4.9)             $  (6.9)
                                     =======                 =======              =======

[FN]
           See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                      Six Months Ended June 30,
                                                      -------------------------
(In millions)                                              1999          1998
-------------------------------------------------------------------------------
Cash flows from operating activities:
Premiums collected                                      $  663.0      $  741.6
Net investment income collected                             64.0          82.0
Losses and loss adjustment expenses paid                  (575.0)       (501.0)
Policy acquisition costs paid                             (173.8)       (228.8)
Dividends paid to policyholders                             (9.9)        (13.1)
Interest paid                                               (8.6)        (11.3)
Payments on trust preferred securities                     (10.3)         (7.3)
Federal income tax refunds (payments)                       11.7         (31.6)
Other payments                                             (31.5)        (17.7)
                                                        --------      --------
Net cash (used in) provided by operating activities        (70.4)         12.8
                                                        --------      --------

Cash flows from investing activities:
Maturities of fixed maturity investments                    59.7          63.3
Sales of fixed maturity investments                        291.7         526.8
Sales of equity securities                                 251.9         258.7
Investments in fixed maturities                           (492.2)       (502.2)
Investments in equity securities                          (127.5)       (205.0)
Net sales (purchases) of short-term investments             38.8         (76.6)
Acquisition and divestiture activities                      47.2         (36.0)
Purchase of property and equipment, net                    (20.5)        (12.8)
Other receipts (payments)                                   33.9         (14.7)
                                                        --------      --------
Net cash provided by (used in) investing activities         83.0           1.5
                                                        --------      --------

Cash flows from financing activities:
Proceeds from stock issued under employee benefit plans      2.9           0.8
Net proceeds from issuance of trust preferred securities       -         121.9
Repayment of notes payable                                  (8.0)       (109.5)
Dividends paid to stockholders                              (9.7)         (8.9)
Purchases of common stock                                      -          (6.6)
                                                        --------      --------
Net cash (used in) provided by financing activities        (14.8)         (2.3)
                                                        --------      --------
Net increase (decrease) in cash                             (2.2)         12.0
Cash balance, beginning of period                           18.0           9.3
                                                        --------      --------
Cash balance, end of period                             $   15.8      $   21.3
                                                        ========      ========
[FN]
           See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                   (UNAUDITED)

                                                     Six Months Ended June 30,
                                                     -------------------------
(In millions)                                              1999         1998
------------------------------------------------------------------------------
Reconciliation  of  net  earnings  (loss)
   to net  cash  provided  by  operating
   activities:
Net earnings (loss)                                     $  (50.0)     $   80.3
                                                        --------      --------

Adjustments:
Net gain on divestiture                                    (26.3)            -
Deferred federal income taxes                               (7.8)         (4.0)
Non-cash investment income                                  (5.7)         (9.0)
Realized investment gains                                   (4.4)        (51.6)
Depreciation and amortization                               10.8           9.0
Cumulative effect of adoption of new
   accounting principle                                      4.6             -
Amortization of excess of cost over fair
   value of net assets acquired                              3.0           2.7
Amortization of fixed maturity investments                   1.4          (0.5)
Other                                                          -           0.8

Changes  in  assets  and   liabilities,
   net  of  acquisition  and  divestiture
   activities:
Decrease (increase) in accrued investment income            (0.8)          4.2
Decrease (increase) in accounts and notes receivable         0.6         (12.4)
Increase in reinsurance recoverable
   and prepaid reinsurance                                (129.8)        (84.3)
Decrease (increase) in deferred policy acquisition costs     4.1         (10.1)
Increase in federal income taxes receivable                (32.1)            -
Decrease (increase) in other assets                         48.3          (3.0)
Increase in losses and loss adjustment expenses            119.6          32.6
Increase in unearned premiums                               42.9          43.2
Increase in policyholders' dividends                         0.3           0.5
Increase (decrease) in other liabilities                   (49.1)         14.4
                                                        --------      --------

 Total adjustments and changes                             (20.4)        (67.5)
                                                        --------      --------

Net cash (used in) provided by operating activities     $  (70.4)     $   12.8
                                                        ========      ========
[FN]

           See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     Six Months Ended June 30, 1999 and 1998

Note 1 - Basis of Financial Statement Presentation

The  consolidated  financial  statements  and  notes  thereto  are  prepared  in accordance with generally accepted accounting principles for property and casualty insurance companies. The consolidated financial statements include Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company"). All material intercompany balances and transactions have been eliminated. See note 9 for discussion of the tender offer to acquire all of the shares of common stock of Orion by Royal & SunAlliance USA, Inc. ("RSA").

As of January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants ("AICPA"). This Statement requires that certain costs incurred in developing internal-use computer software be capitalized, and provides guidance for determining whether computer software is considered to be for internal use. The Company will amortize these costs over the software's useful life, which is generally a period of 3 to 6 years. Previously, the Company expensed internal cost of computer software as incurred. The adoption of this statement resulted in an after-tax benefit of $1.8 million, or $0.07 per common share, for the six months ended June 30, 1999.

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

Note 2 - Realignment Events

As part of the final steps in a two-year reshaping of Orion Capital, the Company completed a detailed study of its loss and loss adjustment expense reserve position as of March 31, 1999. The loss reserve study, performed with the assistance of independent actuarial advisors, focused on the businesses that the Company has exited. As a result of this study, the Company recorded a net pre-

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax charge of $164.5 million in the first quarter of 1999 primarily related to the Specialty Commercial and Workers Compensation segments. The net charge included a provision for loss and loss adjustment expenses of $139.0 million relating to 1998 and prior accident years, which was net of reinsurance, and a $25.5 million net ceded premium adjustment based upon the Company's loss experience. Approximately $123.4 million of the loss reserve provision was attributed to exited businesses. The study also reviewed the reserve position for the Company's ongoing business in light of current industry conditions. The Company recorded loss reserve strengthening of approximately $15.6 million relating to its ongoing businesses including $8.4 million for EBI, $4.2 million for DPIC and $3.0 million for OrionAuto in the first quarter of 1999. Further, the Company has adjusted loss ratios for the 1999 accident year in consideration of the reserve study findings.

As part of the Company's reshaping to more narrowly focus its resources, on April 9, 1999 the Company sold Wm. H. McGee & Co. ("McGee") for $59.4 million in cash resulting in a pre-tax gain of $40.2 million and an after-tax gain of $26.3 million. The pre-tax gain on the sale of McGee is reported as "Other" in the Company's consolidated statement of operations. In connection with the sale, the Company entered into reinsurance agreements with the buyer transferring the Company's participation in McGee's United States and Canadian pools effective as of January 1, 1999, resulting in negative net premiums written of $40.0 million in the first quarter of 1999. These transfers have resulted in a $23.5 million cash payment to the buyer on the sale date for the transfer of the Company's net liabilities and assets of the McGee pools. Additionally, the buyer was designated as the clearing company for McGee pools effective January 1, 1999 under McGee's Inter-Office Reinsurance Agreements. At December 31, 1998 and for the year then ended, the Company reflected net premiums written and total revenue of approximately $104.4 million and $100.2 million, respectively, and total assets of approximately $112.0 million related to sold business of McGee.

In the third quarter of 1998, the Company established a restructuring reserve in connection with a realignment of Orion Specialty resulting in exiting of approximately $100 million of unprofitable commodity business, primarily commercial automobile and transportation. This restructuring included the reduction of approximately 90 employees related to exited business. Activity for the six months ended June 30, 1999 within this restructuring reserve was as follows:

(In millions)
-----------------------------------------------------------

Balance at December 31, 1998                    $       5.1
   Actions taken:
   Severance and program termination costs             (1.7)
                                                -----------
Balance at June 30, 1999                        $       3.4
                                                ===========

Note 3 - Investment in Affiliate

In May 1999, the Company sold its investment in Intercargo for $22.8 million in cash pursuant to the terms of the merger agreement between Intercargo and a subsidiary of XL Capital, Ltd. The sale of Intercargo resulted in no gain or loss during 1999 because the Company adjusted its investment in Intercargo to its net realizable value in the fourth quarter of 1998.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 1998, the Company recorded its share of Intercargo's operating results on a quarterly lag basis, after Intercargo has reported its financial results. For the three and six months ended June 30, 1998, Intercargo reported $13.5 million and $32.3 million of revenues and $0.4 million and $(1.7) million of net earnings (loss), respectively. The Company's proportionate share of Intercargo net loss including goodwill amortization was $0.7 million for the six months ended June 30, 1998.

Note 4 - Reinsurance

In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit its exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information:

                                         Three Months Ended June 30,    Six Months Ended June 30,
                                        ---------------------------------------------------------
(In millions)                                 1999            1998            1999           1998
-------------------------------------------------------------------------------------------------
Direct premiums written ............... $    525.6      $    445.5      $  1,006.4     $    887.3
Reinsurance assumed ...................       13.8            54.8            46.3           68.9
                                        ----------      ----------      ----------     ----------
Gross premiums written ................      539.4           500.3         1,052.7          956.2
Reinsurance ceded .....................     (207.0)         (115.5)         (445.4)        (202.4)
                                        ----------      ----------      ----------     ----------
Net premiums written .................. $    332.4      $    384.8      $    607.3     $    753.8
                                        ==========      ==========      ==========     ==========
Direct premiums earned ................ $    523.6      $    442.5      $  1,018.0     $    878.1
Reinsurance assumed ...................       42.9            29.3            58.3           40.2
                                        ----------      ----------      ----------     ----------
Gross premiums earned .................      566.5           471.8         1,076.3          918.3
Reinsurance ceded .....................     (223.0)         (101.4)         (433.6)        (199.1)
                                        ----------      ----------      ----------     ----------
Net premiums earned ................... $    343.5      $    370.4      $    642.7     $    719.2
                                        ==========      ==========      ==========     ==========
Loss and loss adjustment expenses
   incurred recoverable from reinsurers $    150.7      $     95.5      $    309.2     $    165.8
                                        ==========      ==========      ==========     ==========

Note 5 - Stockholders' Equity and Earnings per Share

In the first half of 1999, the Company repurchased approximately 6,600 shares at an aggregate cost of approximately $0.3 million related to its employee benefit plans. In the first half of 1998, the Company repurchased 132,000 shares of its common stock at an aggregate cost of $6.6 million under the stock repurchase program authorized by the Board of Directors and repurchased 34,744 shares at an aggregate cost of $1.9 million related to its employee benefit plans.

Orion declared dividends on its common stock of $9.7 million and $9.4 million or $0.36 and $0.34 per common share for the six months ended June 30, 1999 and 1998, respectively.

As of June 30, 1999, the Company issued 26,992 shares of its common stock at an aggregate purchase price of $0.9 million under the Employees' Stock Purchase Plan.

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding during the period excluding dilution. Diluted earnings per share reflects

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the potential decrease that could occur if all stock options and other stock-based awards were exercised and converted into common stock, if their effect is dilutive. The weighted average common shares were 27.0 million and
27.5 million for the three months ended, and 27.0 million and 27.4 million for the six months ended June 30, 1999 and 1998, respectively. The weighted average common and diluted equivalent shares were 27.2 million and 28.2 million for the three months ended, and 27.0 million and 28.1 million for the six months ended June 30, 1999 and 1998, respectively.

Note 6 - Contingencies

In general, other than described below, Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses. Management believes that there are no significant legal proceedings pending against the Company which, net of reserves established therefore, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole.

On July 12-14, 1999, five lawsuits were filed against the Company in Delaware Chancery Court in Wilmington, Delaware alleging, among other things, violations of breach of fiduciary duty on the part of the Board of Directors of the Company as a result of RSA's agreement to acquire all of the common stock of Orion Capital Corporation for $50 per share in cash (see note 9 to the Company's financial statements). The plaintiffs in each lawsuit seek to bring a class action representing the common stockholders of the Company. The lawsuits generally allege that the terms of the proposed transaction are intrinsically unfair and inadequate from the standpoint of the Orion shareholders. The plaintiffs seek injunctive relief and unspecified monetary damages and attorney's fees and expenses. The Company intends to defend these actions vigorously, and believes that the outcome will not have a material adverse effect on its financial position or earnings.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 - Accumulated Other Comprehensive Income

Accumulated other comprehensive income balances, net of taxes, are as follows:

                                  Unrealized     Unrealized Foreign  Accumulated Other
                               Investment Gains     Translation        Comprehensive
(In millions)                      (Losses)        Gains (Losses)       Income (Loss)
--------------------------------------------------------------------------------------
Six Months ended June 30, 1999:
Balance, beginning of period ..    $    61.2         $    (2.7)         $    58.5
Current period change .........        (41.7)              0.6              (41.1)
                                   ---------         ---------          ---------
Balance, end of period ........    $    19.5              (2.1)         $    17.4
                                   =========         =========          =========
Six Months ended June 30, 1998:
Balance, beginning of period ..    $   113.6         $    (4.4)         $   109.2
Current period change .........        (14.1)                -              (14.1)
                                   ---------         ---------          ---------
Balance, end of period ........    $    99.5              (4.4)         $    95.1
                                   =========         =========          =========
Year ended December 31, 1998:
Balance, beginning of year ....    $   113.6         $    (4.4)         $   109.2
Current year change ...........        (52.4)              1.7              (50.7)
                                   ---------         ---------          ---------
Balance, end of year ..........    $    61.2              (2.7)         $    58.5
                                   =========         =========          =========

The pretax unrealized investment losses arising during the period were $64.2 million and $21.7 million for the six months ended June 30, 1999 and 1998, respectively, and $80.4 million for the year ended December 31, 1998. The pretax unrealized foreign exchange translation gains arising during the period were $0.9 million for the six months ended June 30, 1999 and $2.6 million for the year ended December 31, 1998.

Note 8 - Segment Information

The Company reports its insurance operations in three segments at June 30, 1999. These reportable segments comprise operating units of the Company that have different insurance products and services, market focus and operational structure. The Company's reportable segments comprise:

Workers Compensation - this segment provides workers compensation insurance products and services sold by the EBI Companies ("EBI") and includes package commercial insurance policies that are no longer written by the Company.

Nonstandard Automobile - this segment specializes in nonstandard personal automobile insurance sold by OrionAuto (formerly known as Guaranty National Corporation).

Specialty Commercial - this segment markets various client-focused specialty commercial products and services to targeted customer groups through Orion Specialty (see page 17 for description of business units that comprise Orion Specialty); and also includes the run-off

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations of the Company's assumed reinsurance business, SecurityRe, which was sold in late 1996. The Company exited the marine business by selling McGee and its 26% interest in Intercargo in the second quarter of 1999 (see notes 2 and 3).

Financial information for the Company's segments is shown below and discussed in detail in "Results of Operations" on page 19:

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                      ------------------      ----------------
(In millions)                          1999       1998        1999        1998
------------------------------------------------------------------------------
Revenues:
   Workers Compensation ......     $  110.8   $  124.8    $  204.5    $  244.0
   Nonstandard Automobile ....        127.8      109.4       249.2       209.1
   Specialty Commercial ......        142.7      205.8       261.1       409.6
   Other .....................          0.7        2.6         3.5         4.7
                                   --------   --------    --------    --------
      Consolidated ...........     $  382.0   $  442.6    $  718.3    $  867.4
                                   ========   ========    ========    ========
 Pre-tax Earnings (Loss) before
   Minority Interest (a):
   Workers Compensation ......     $    9.4   $   24.5    $  (29.7)   $   52.9
   Nonstandard Automobile ....          8.5       10.4        14.3        18.3
   Specialty Commercial ......         13.1       27.7       (85.8)       57.4
   Other .....................         36.1       (4.4)       31.6        (9.5)
                                   --------   --------    --------    --------
      Consolidated ...........     $   67.1   $   58.2    $  (69.6)   $  119.1
                                   ========   ========    ========    ========
[FN]

(a) Excludes cumulative effect of adoption of new accounting principle in 1999 (see note 1).

The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as "Other" in the above table. In the second quarter of 1999, a pre-tax gain of $40.2 million related to the sale of McGee is also included in Other.

Note 9 - Subsequent Event

On July 12, 1999 the Company announced that Orion and RSA have signed a definitive agreement providing for the acquisition of Orion for $50 per share in cash, or approximately $1.4 billion. The transaction has been unanimously approved by the boards of both companies. Pursuant to the terms of the agreement, affiliates of RSA have commenced an offer to purchase any and all outstanding shares of Orion's common stock together with the associated preferred stock purchase rights issued under the Company's Stockholder Rights Plan. On July 16, 1999 affiliates of RSA filed a tender offer statement on Sche- -dule 14D-1 with the Securities and Exchange Commission. Due to the need for certain state insurance regulatory approvals, it is currently expected that the tender offer will not be completed until the fourth quarter of 1999.

RSA's tender offer is conditioned on, among other things, the valid tendering of at least a majority of Orion's outstanding shares. The tender offer is also conditioned upon the expiration or termination of any applicable antitrust

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

waiting period, and the receipt of any required state insurance regulatory approvals and other customary conditions. The Company and RSA have recieved verbal notification that the waiting period under the Hart-Scott-Rodino Anti-trust Improvements Act has been terminated. Following the tender offer, the acquisition of Orion will be completed by merging it with a subsidiary of RSA, and all of Orion's shares not owned by RSA will be converted into the right to receive $50 per share in cash. The agreement and plan of merger provides for the payment to RSA of a fee of $45 million if the agreement is terminated in certain circumstances. Orion has also granted to RSA an irrevocable option to
purchase up  to   5,443,697 (or approximately   19.9%)   Orion  shares upon
the same circumstances.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT




Board of Directors and Stockholders
Orion Capital Corporation
Farmington, Connecticut


We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of June 30, 1999, and the related consolidated statements of operations for the three month and six month periods ended June 30, 1999 and 1998, and the statements of stockholders' equity and cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP



Hartford, Connecticut
August 3, 1999

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                     GENERAL

Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. As described in note 9 to the Company's financial statements and below on page 18 in "Recent Activities," the Company has entered into an agreement and plan of merger with certain affiliates of Royal & SunAlliance
USA, Inc. ("RSA").

The Company reports its insurance operations in three segments as of June 30, 1999 as follows:

Workers Compensation - this segment markets the workers compensation insurance products and services sold by the EBI Companies ("EBI") and includes package commercial insurance policies that are no longer written by the Company.

Nonstandard Automobile - this segment specializes in nonstandard personal automobile insurance sold by OrionAuto, formerly known as Guaranty National Corporation.

Specialty Commercial - this segment markets various client-focused specialty commercial products and services to target customer groups through the new Orion Specialty (as described below), and also includes the run-off operations of the Company's assumed reinsurance business, SecurityRe, which was sold in late 1996.

Over the past two years, Orion has been reshaping its business to focus its resources on high potential lines of business. Business in Orion's workers compensation segment is conducted through EBI, a specialty monoline workers compensation operation. Orion has been reshaping EBI from a regional to a national monoline workers compensation specialist.

In Orion's nonstandard automobile segment, Orion increased its ownership in Guaranty National Corporation ("Guaranty National") to 100% in December 1997 and then transformed Guaranty National (OrionAuto) into a focused personal nonstandard automobile company. The commercial lines business of Guaranty National was shifted to a newly-formed unit, Orion Specialty Group, Inc. and integrated with Connecticut Specialty Insurance Group, Inc. Guaranty National was recently renamed OrionAuto, Inc. The Company added scale to its nonstandard automobile operation by acquiring two businesses, Unisun Insurance Company in December 1997 and portions of Strickland Insurance Group in April 1998 expanding its geographic market to 35 states.

The Company continued its reshaping of the specialty commercial segment to focus resources on more profitable lines of business. In the second quarter of 1999, the Company formed a new Orion Specialty that was configured from the existing business units within the Specialty Commercial segment. The new Orion Specialty, which serves targeted commercial customer groups, includes:

     - professional liability insurance through DPIC Companies ("DPIC");

     - specialty insurance programs serving the independent grocery industry through Grocers Insurance Group ("Grocers"), which was acquired in July 1998;

     - collateral   protection  insurance  and  financial  insurance
       programs through Orion Financial (formerly Intercon);

     - alternative risk insurance programs through ARTIS, which was formed in June 1997; and

     - specialty commercial programs and binding authority business through the P&C Division. As a result of the proposed merger of the Company with Royal, Orion Specialty's program binding authority business is no longer under strategic review.

As described below, during the second quarter of 1999, the Company exited the marine business by selling Wm. H. McGee & Co ("McGee") and its 26% interest in Intercargo Corporation. In September 1998, the Company sold a unit of Orion Specialty, Colorado Casualty Insurance Company. During the third quarter of 1998, the Company took steps to exit a $100 million block of commercial automobile and transportation business at Orion Specialty's P&C Division and restructured Orion Specialty's operations related to the exited business (see note 2 to the Company's financial statements).

In November 1996, the Company exited the assumed reinsurance business when it sold the ongoing operations of SecurityRe. As a result of the sale, SecurityRe ceased actively writing business and became an inactive company.

RECENT ACTIVITIES

As part of its final reshaping initiatives, in early May the Company completed a reserve study focused on business that has been exited or previously subject to strategic review. The reserve study was performed with the assistance of independent actuarial advisors. In the first quarter of 1999, the Company strengthened its loss and loss adjustment reserves by recording a net charge of $164.5 million on a pre-tax basis and $106.9 million on an after-tax basis, or $3.96 per diluted common share, in connection with the reserve study. The net charge is substantially related to exited business. See section "Expense and Other - Operating Ratios" on page 25.

On April 9, 1999, the Company sold McGee for $59.4 million in cash resulting in a pre-tax gain of $40.2 million and an after-tax gain of $26.3 million, or $0.97 per common share. In connection with the sale, the Company entered into reinsurance agreements with the buyer transferring the Company's participation in McGee's United States and Canadian pools effective January 1, 1999 resulting in negative net premiums written of $40.0 million in the first quarter of 1999. Additionally, the buyer was designated as the clearing company of the McGee pools effective as of January 1, 1999 under McGee's Inter-Office Reinsurance Agreements. The Company reflected net premiums written and total revenue of approximately $104.4 million and $100.2 million, respectively, for the year ended December 31, 1998 and total assets of approximately $112.0 million at December 31, 1998 related to McGee.

On May 7, 1999, the Company sold its investment in Intercargo for $22.8 million, or $12 per share, in cash pursuant to the terms of Intercargo's merger with a subsidiary of XL Capital, Ltd. The sale of Intercargo resulted in no gain or loss during 1999 because the Company adjusted its investment in Intercargo to its net realizable value in the fourth quarter of 1998.

On July 12, 1999 the Company and certain affiliates of RSA entered into an agree -ment and plan of merger. Pursuant to the agreement, certain affiliates of RSA commenced a tender offer for all of Orion's outstanding common stock, together with associated preferred stock purchase rights, at $50 per share in cash (see note 9 to the Company's financial statements). Upon successful completion of the merger of the Company into an RSA subsidiary, Orion Capital's common stock will be delisted from the New
York Stock Exchange.

                              RESULTS OF OPERATIONS

OVERVIEW

Earnings (loss) by segment before federal income taxes, minority interest expense and cumulative effect of adoption of a new accounting principle are summarized as follows:

                        Three Months Ended June 30,   Six Months Ended June 30,
                        ---------------------------   -------------------------
(In millions)                1999        1998               1999         1998
-------------------------------------------------------------------------------

Workers Compensation .    $   9.4     $  24.5            $ (29.7)     $  52.9
Nonstandard Automobile        8.5        10.4               14.3         18.3
Specialty Commercial .       13.1        27.7              (85.8)        57.4
Other ................       36.1        (4.4)              31.6         (9.5)
                          -------     -------            -------      -------
   Consolidated ......    $  67.1     $  58.2            $ (69.6)     $ 119.1
                          =======     =======            =======      =======

Miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as "Other" in the above table. In the second quarter of 1999, a pre-tax gain of $40.2 million related to the sale of McGee is also included in Other.

Operating  earnings (loss),  after-tax  realized  investment gains, net earnings
(loss) and per diluted common share amounts are summarized as follows:

                                   Three Months Ended June 30,  Six Months Ended June 30,
(In millions, except for           ---------------------------  -------------------------
 per share amounts)                    1999           1998           1999           1998
-----------------------------------------------------------------------------------------

Operating earnings (loss)         $    40.8      $    23.4      $   (48.3)     $    46.7
After-tax investment gains              1.7           14.8            2.9           33.6
Cumulative effect of adoption of
   new accounting principle               -              -           (4.6)             -
                                  ---------      ---------      ---------      ---------
      Net earnings (loss)         $    42.5      $    38.2      $   (50.0)     $    80.3
                                  =========      =========      =========      =========
Per diluted common share:
Operating earnings (loss)         $    1.50      $    0.83      $   (1.79)     $    1.66
After-tax investment gains             0.06           0.53           0.11           1.19
Cumulative effect of adoption of
   new accounting principle               -              -          (0.17)             -
                                  ---------      ---------      ---------      ---------
      Net earnings (loss)         $    1.56      $    1.36      $   (1.85)     $    2.85
                                  =========      =========      =========      =========
Weighted average common shares         27.0           27.5           27.0           27.4
Weighted average common shares
    and diluted equivalents            27.2           28.2           27.2           28.1


Operating earnings (loss) represents earnings (loss) after taxes, excluding net realized investment gains and the cumulative effect of an accounting change. In the first quarter of 1999, operating earnings includes an after-tax charge of $106.9 million, or $3.96 per share, related to an increase in loss reserves in connection with a loss reserve study. In the second quarter of 1999, operating earnings includes an after-tax gain on the sale of McGee of $ 26.3 million, or $0.97 per share, partially offset by a $0.09 per share impact from a bad faith claim settlement related to a discontinued program. Excluding these items, the Company's after-tax operating earnings would be $34.6 million, or $1.28 per share, for the first half of 1999 and $16.8 million, or $0.62 per share, for the second quarter of 1999.

The Company's results of operations for 1999 reflects a $4.6 million after-tax charge, or $0.17 per diluted common share, for the cumulative effect of adoption of a new accounting principle, AICPA Statement of Position 97-3 "Accounting by Insurance and Other Enterprises for Insurance Related Assessments." See note 1 to the Company's financial statements for discussion of new accounting principles adopted by the Company in 1999.

The average shares for the six months ended June 30, 1999 excludes equivalent shares of 238,000 in the computation of diluted earnings per common share because to include them would have been antidilutive.

                                    REVENUES

Revenues are summarized as follows:

                             Three Months Ended June 30,      Six Months Ended June 30,
                            ----------------------------     ----------------------------
(In millions, except for %)    1999      1998   % Change        1999      1998   % Change
-----------------------------------------------------------------------------------------

Gross Premiums Written      $  539.4  $  500.3     7.8%      $1,052.7  $  956.2    10.1%
                            ========  ========   =====       ========  ========   =====
Net Premiums Written        $  332.4  $  384.8   (13.6)%     $  607.3  $  753.8   (19.4)%
                            ========  ========   =====       ========  ========   =====
Premiums earned             $  343.5  $  370.4    (7.3)%     $  642.7  $  719.2   (10.6)%
Net investment income           34.6      42.5   (18.7)          69.0      83.9   (17.8)
Realized investment gains        2.7      22.7   (88.2)           4.4      51.7   (91.4)
Other                            1.2       7.0   (82.5)           2.2      12.6   (82.4)
                            --------  --------   -----       --------  --------   -----
   Total revenues           $  382.0  $  442.6   (13.7)%     $  718.3  $  867.4   (17.2)%
                            ========  ========   =====       ========  ========   =====

PREMIUMS

The Company's gross premiums written by segment are as follows:

                             Three Months Ended June 30,      Six Months Ended June 30,
                            ----------------------------     ----------------------------
(In millions, except for %)    1999      1998   % Change        1999      1998   % Change
-----------------------------------------------------------------------------------------

Workers Compensation        $  140.3  $  112.5    24.6%      $  287.3  $  228.2     25.9%
Nonstandard Automobile         139.8     145.5    (3.9)         292.2     273.1      7.0
Specialty Commercial           259.3     242.3     7.0          473.2     454.9      4.0
                            --------  --------   -----       --------  --------    -----
   Consolidated             $  539.4  $  500.3     7.8%      $1,052.7  $  956.2     10.1%
                            ========  ========   =====       ========  ========    =====


The Company's net premiums written by segment are as follows:

                                  Three Months Ended June 30,   Six Months Ended June 30,
                                 ----------------------------  ----------------------------
(In millions, except for %)        1999      1998   % Change     1999      1998   % Change
-------------------------------------------------------------------------------------------

Workers Compensation             $   94.2  $  106.8  (11.8)%    $  188.8  $  217.4  (13.2)%
Nonstandard Automobile              119.4     106.5   12.2         244.2     202.6   20.5
Specialty Commercial                118.8     171.5  (30.7)        174.3     333.8  (47.8)
                                 --------  --------  -----      --------  --------  -----
   Consolidated                  $  332.4  $  384.8  (13.6)%    $  607.3  $  753.8  (19.4)%
                                 ========  ========  =====      ========  ========  =====

   Consolidated, excluding McGee $  332.4  $  364.6   (8.8)%    $  647.3  $  717.0   (9.7)%
                                 ========  ========  =====      ========  ========  =====

In connection with the sale of McGee in April 1999, the Company transferred its participation in McGee's United States and Canadian pools effective January 1, 1999, resulting in negative net written premiums of $40.0 million and no effect on premiums earned in the first quarter of 1999. In the first quarter of 1999, based on the Company's loss experience, the Company ceded an additional $35.2 million of premiums under a corporate-wide aggregate stop loss reinsurance agreement entered into in 1998 related to the 1998 accident year.

WORKERS COMPENSATION

Net premiums written for Workers Compensation decreased in 1999 compared to 1998 reflecting lower premium retention of $39.4 million and $86.0 million in the second quarter and first half of 1999, respectively, primarily from a change in EBI's reinsurance programs effective October 1998. The effect of this change was partly offset by gross premium growth of $27.7 million and $59.2 million in the second quarter and first half of 1999, respectively, from new business written through EBI's multi-state accounts program and continued geographic expansion and penetration. To improve profitability, EBI has instituted rate increases which have substantially offset statutory rate decreases, and may reduce the growth of EBI's gross premiums written for the remainder of 1999.

NONSTANDARD AUTOMOBILE

Net premiums written for Nonstandard Automobile increased in 1999 compared to 1998 primarily due to higher net premiums of $15.8 million in South Carolina, $6.7 million in California, and $9.1 million in North Carolina for the first half of 1999 and $6.8 million, $4.2 million and $0.2 million, respectively, for the corresponding second quarter of 1999. Additionally, OrionAuto generated net premium growth in 21 of the 35 states where it writes business in the first half of 1999 compared to the same 1998 period. The increase in net premiums written in South Carolina is attributed to transition to a voluntary market environment in that state on March 1, 1999. Higher year-to-date premiums in North Carolina are due to the acquisition of Strickland on April 30, 1998. Excluding the effects of the acquisitions of Strickland and Unisun, Nonstandard Automobile's gross premiums written and net premiums written growth was 10.7% and 11.6%, respectively, in the first half of 1999 and 16.1% for both gross and net premiums written in the second quarter of 1999 compared to the same 1998 periods.


SPECIALTY COMMERCIAL

Net premiums written of Specialty Commercial are as follows:

                                   Three Months Ended June 30,     Six Months Ended June 30,
                                 ------------------------------  ----------------------------
(In millions, except for %)          1999    1998    % Change       1999   1998   % Change
---------------------------------------------------------------------------------------------
Net Written Premiums:
   DPIC                          $   52.5   $   49.7    5.6%      $   90.9   $   92.0    (1.2)%
   Grocers                            8.0          -    (a)           17.6          -     (a)
   Orion Financial                   23.5       19.5   20.5           40.3       42.5    (5.2)
   ARTIS                              1.2          -    (a)            1.8       (0.1)    (a)
   P&C Division                      33.5       82.3  (59.3)          63.6      162.9   (61.0)
                                 --------   --------  -----       --------   --------   -----
      Total Orion Specialty         118.7      151.5  (21.7)         214.2      297.3   (28.0)
      McGee                             -       20.2    (a)          (40.0)      36.8     (a)
      Assumed Reinsurance             0.1       (0.2)   (a)            0.1       (0.3)    (a)
                                 --------   --------  -----       --------   --------   -----
                                 $  118.8   $  171.5  (30.7)%     $  174.3   $  333.8   (47.8)%
                                 ========   ========  =====       ========   ========   =====

[FN]
(a)  Not meaningful.

The modest change in net premiums written generated by DPIC for professional liability insurance, the largest special program of Orion Specialty, reflects continued high levels of policy renewals offset by increased use of reinsurance in its lawyers and accountants programs.

Grocers was acquired by the Company in July 1998. The decrease in year-to-date net written premiums at Orion Financial, which primarily writes collateral protection insurance, is primarily due to higher ceded premiums partially offset by growth in gross premiums written from that unit. ARTIS, the alternative risk business of Orion Specialty formed in June 1997, generated significant growth in gross premiums written reflecting a move from the status of a start-up operation in 1998 to a profitable operating unit in 1999. ARTIS generated gross premiums written of $44.4 million and $71.1 million for the second quarter and first six months of 1999 and $13.0 million and $18.7 million for the corresponding 1998 periods, respectively.

Net premiums written by Orion Specialty's P&C Division decreased in 1999 compared to 1998 primarily due to the effect of exiting unprofitable commodity business in connection with the third quarter 1998 realignment of this unit, $23.9 million of ceded premiums in the first quarter of 1999 under the corporate-wide reinsurance agreement previously mentioned and lower net premiums of $12.3 million in second quarter and $25.6 million year-to-date from the sale of Colorado Casualty Insurance Company in September 1998.

As part of the sale of McGee, the Company is fronting business for the buyer until such time that the buyer receives various state regulatory approvals to issue marine insurance policies, resulting in gross written premiums of $64.5 million in the second quarter of 1999 and $92.8 million in the first half of 1999, as compared to $56.3 million and $104.8 million for the corresponding 1998 periods, respectively. In the first quarter of 1999, McGee recorded negative net premiums written of $40.0 million reflecting the unearned premium portfolio transferred as of January 1, 1999 in connection with its sale.

PREMIUMS EARNED

The Company's premiums earned decreased 7.3% to $343.5 million and 10.6% to $642.7 million in the second quarter and the first half of 1999 from $370.4 million and $719.2 million ($354.7 million and $689.3 million excluding McGee) in the corresponding 1998 periods. Premiums earned reflect the recognition of income from the changing levels of net premium writings.

OTHER INCOME

Other income is $2.2 million and $12.6 million for the first half of 1999 and 1998, and $1.2 million and $7.0 million in the corresponding second quarter periods, respectively. The decrease is primarily due to lower commission income resulting from the sale of McGee.

                             INVESTMENT PERFORMANCE

The Company manages its investment portfolio on a total return basis, which emphasizes both current net investment income and realized investment gains as well as unrealized investment results. The pre-tax performance and carrying value of the Company's investments portfolio is as follows:

                                            Three Months Ended June 30,   Six Months Ended June 30,
                                            ---------------------------  --------------------------
(In millions, except for %)                     1999           1998          1999          1998
---------------------------------------------------------------------------------------------------
Net investment income                       $   34.6       $   42.5      $   69.0      $   83.9
Realized investment gains                        2.7           22.7           4.4          51.7
Unrealized depreciation                        (43.8)         (30.4)        (71.2)        (22.3)
                                            --------       --------      --------      --------
                                            $   (6.5)      $   34.8      $    2.2      $  113.3
                                            ========       ========      ========      ========
Investment yields on average portfolio:
   Pre-tax                                       5.9%           6.9%          5.8%          7.0%
                                            ========       ========      ========      ========
   After-tax                                     4.4%           5.1%          4.5%          5.3%
                                            ========       ========      ========      ========
Equity earnings in limited
   partnership investments (a)              $    3.5       $    3.8      $    5.5      $    9.0
                                            ========       ========      ========      ========

[FN]
(a) Included in net investment income.


                                                 June 30, 1999              December 31, 1998
                                            ----------------------------------------------------
Fixed maturities and short-term investments:
      Investment grade                      $1,735.9         72.6%       $1,650.5          65.9%
      Non-investment grade and non-rated       163.6          6.8           208.7           8.3
                                            --------       ------        --------        ------
                                             1,899.5         79.4         1,859.2          74.2
Equity securities                              388.5         16.2           510.9          20.4
Limited partnerships and other                  87.2          3.7           116.2           4.6
                                            --------       ------        --------        ------
                                             2,375.2         99.3         2,486.3          99.2
Cash                                            15.8          0.7            18.0           0.8
                                            --------       ------        --------        ------
   Total investments and cash               $2,391.0        100.0%       $2,504.3         100.0%
                                            ========       ======        ========        ======


NET INVESTMENT INCOME

Pre-tax net investment income for the second quarter and first six months of 1999 was lower than comparable 1998 periods primarily due to lower earnings on limited partnership investments accounted for on an equity basis, the effect of previous shifting in the fixed income portfolio from taxable to tax-advantaged securities and most significantly the impact of lower reinvestment rates in recent quarters resulting in reduced investment yields of the Company's fixed income portfolio.

Equity earnings in limited partnership investments, which are included in net investment income, were lower in 1999 compared to same 1998 periods in part due to planned reductions in these investments. Earnings from limited partnership investments can vary considerably from year-to-year. The Company's long-term experience with limited partnership investments has been quite favorable.

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

REALIZED AND UNREALIZED INVESTMENT RESULTS

Realized investment gains (losses) vary from period to period, depending on market conditions relative to the Company's investment holdings, the timing of investment sales generating gains and losses, the occurrence of events which give rise to other-than-temporary impairment of investments, and other factors. Approximately 25% of the first half 1998 net realized investment gains resulted from the sale of two investments in entities which were acquired or taken public during the first quarter of 1998. Realized investment gains may be reduced by provisions for losses on securities deemed to be other-than-temporarily impaired. Any such provision is based on available information at the time and is made in consideration of the decline in the financial condition of the issuers of such securities.

Net unrealized investment appreciation (depreciation) for equity securities and fixed maturities classified as available-for-sale are recorded in stockholders' equity, net of federal taxes, and included as a component of other comprehensive income (see note 7 to condensed financial statements). Unrealized investment appreciation (depreciation) can vary significantly depending upon fluctuations in interest rates, changes in credit spreads and in equity prices. Unrealized investment depreciation in 1999 primarily results from the impact of higher market interest rates on the Company's fixed maturity investments.

                               EXPENSES AND OTHER

OPERATING RATIOS

The following table sets forth certain ratios of insurance operating expenses to premiums earned:

                                                    Three Months Ended   Six Months Ended
                                                         June 30,            June 30,
                                                   -------------------- ------------------
                                                     1999       1998       1999      1998
-------------------------------------------------------------------------------------------

Loss and loss adjustment expenses                   68.0%      67.7%      93.2%     67.2%
Policy acquisition costs and other
   insurance expenses                               31.2       30.0       30.6      30.3
                                                   -----      -----      -----     -----
   Total before policyholders' dividends            99.2       97.7      123.8      97.5
Policyholders' dividends                             1.2        1.9        1.6       1.9
                                                   -----      -----      -----     -----
   Combined ratio                                  100.4%      99.6%     125.4%     99.4%
                                                   =====      =====      =====     =====

Loss and loss adjustment expenses ratio by segment:
   Workers Compensation                             61.1%      58.1%      86.0%     57.3%
   Nonstandard Automobile                           71.4%      68.9%      72.1%     70.4%
   Specialty Commercial                             70.3%      73.2%     122.0%     71.5%


In the third quarter of 1998, the Company announced a realignment of Orion Specialty to address lines of business that had not met growth and profitability expectations. The realignment continued Orion Specialty's shift away from commodity business. The Company's recent trends in the loss development of the previously cancelled program business at Orion Specialty indicated a deterioration of claims experience and prompted a loss reserve study in the first quarter of 1999.

The year-to-date 1999 ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") of 93.2% reflects significant strengthening of the Company's reserve position as of March 31, 1999 based upon the first quarter loss reserve study.

Excluding the first quarter provision for loss and loss adjustment expenses recorded in connection with the loss reserve study, the loss and loss adjustment expenses ratio by segment for the six months ended June 30, 1999 would have been 61.6% for Workers Compensation, 70.9% for Nonstandard Automobile, and 69.8% for Specialty Commercial. The Company's year-to-date 1999 combined ratio would have been 99.3% excluding the first quarter reserve charge and the previously mentioned bad faith claim settlement.

The Company made the decision to conduct a review of its loss reserves for exited business and to review strategic alternatives for Orion Specialty's remaining program and binding authority business in the first quarter of 1999 as part of the final steps in an aggressive two-year reshaping of the Company's business. The Company expanded the analysis to a full-scale review of all reserves and elected to add the perspective of an independent actuarial review. As a result of this study, in the first quarter of 1999, the Company recorded a provision for loss and loss adjustment expenses of $139.0 million related to the 1998 and prior accident years, which was net of reinsurance, and included a

$25.5 million net ceded premium adjustment based upon the Company's loss experience. The loss reserve study focused on the business that the Company has exited or plans to exit and the provision included costs of settling outstanding claims for exited business. Approximately 89% of the net provision was attributed to businesses that the Company has exited.

The loss reserve study also reviewed the reserve positions for the Company's ongoing business in light of current market conditions and industry trends. Approximately 11% of the 1999 first quarter loss reserve strengthening is related to ongoing business, including $8.4 million for EBI, $4.2 million for DPIC and $3.0 million for OrionAuto. Further, the Company has adjusted loss ratios for the 1999 accident year in consideration of the reserve study findings.

The 1999 year-to-date loss ratio for Workers Compensation reflects first quarter reserve strengthening of $31.9 million related to non-workers compensation lines that originated in this segment, but are no longer written by the Company. Additionally, EBI strengthened its net reserves in the first quarter 1999 by recording a loss and loss adjustment expense provision of $8.4 million primarily relating to the 1998 accident year as a result of the loss reserve study. The benefit of EBI's service-oriented approach, working with its customers to prevent losses and reduce claim costs, has allowed EBI to report better than industry results.

The 1999 loss ratio for Nonstandard Automobile reflects an increase in loss costs resulting from the loss reserve study substantially offset by a decrease in loss adjustment expenses from continued efficiencies.

In connection with the loss reserve study, in the first quarter of 1999, Specialty Commercial strengthened its loss reserve positions by recording a net provision for loss and loss adjustment expenses of $95.7 million related to 1998 and prior accident years. Approximately $47.1 million of this net charge is related to the assumed reinsurance business that the Company exited in late 1996, $44.4 million is related to the exited P&C Division business at Orion Specialty, and $4.2 million is related to the ongoing business at DPIC.

The ratio of policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") slightly increased in 1999 compared to 1998 on a year-to-date basis. Policy acquisition costs include direct costs, such as commissions, premium taxes, and salaries that relate to and vary with the production of new business. These costs are deferred and amortized as the related premiums are earned, subject to a periodic test for recoverability.

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

OTHER EXPENSES

Other expenses are $5.7 million and $12.5 million for the second quarters of 1999 and 1998, and $12.9 million and $23.5 million for the corresponding six month periods, respectively. The decrease is primarily due to the elimination of McGee agency expense resulting from the sale of this unit.

EQUITY IN LOSS OF AFFILIATE

Equity in loss of affiliate was $0.7 million in the first half of 1998 from the Company's 26% investment in Intercargo. In May 1999, the Company sold its investment in Intercargo for $22.8 million in cash pursuant to the terms of the merger agreement between Intercargo and a subsidiary of XL Capital, Ltd. The sale of Intercargo resulted in no gain or loss during 1999 because the Company adjusted its investment in Intercargo to its net realizable value in the fourth quarter of 1998.

FEDERAL INCOME TAX EXPENSE (BENEFIT)

The Company's federal income taxes and effective tax rate is as follows:

                                        Three Months Ended June 30,   Six Months Ended June 30,
                                        ---------------------------   -------------------------
(In millions, except for %)                  1999       1998               1999        1998
-----------------------------------------------------------------------------------------------
Federal income tax expense (benefit) (a) $   19.5   $   14.9           $  (34.4)   $   29.4

Effective tax rate (a)                       31.5%      28.1%             (43.1)%      26.8%

[FN]
(a) includes tax benefits from trust preferred securities and excludes tax benefits from an accounting change.

The Company's effective tax rates for 1999 and 1998 are different than the statutory tax rate of 35% primarily because of income derived from tax-advantaged securities. The 1999 effective tax rate has been calculated on a discrete period basis giving effect of expected tax benefits to be realized during the year. Excluding the gain on the sale of McGee, the effective tax rate would have been 25.8% in the second quarter of 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows is as follows:

                          Six Months Ended June 30,
                          -------------------------
(In millions)                1999         1998
---------------------------------------------------
Cash flows:
   Operating activities   $   (70.4)   $    12.8
   Investing activities        83.0          1.5
   Financing activities       (14.8)        (2.3)
                          ---------    ---------
                          $    (2.2)   $    12.0
                          =========    =========

Cash provided by operating activities decreased by $83.2 million in the first half of 1999 compared to the corresponding 1998 period. The decrease in operating cash flow in 1999 is primarily the result of reduction in premiums, higher payments for losses and loss adjustment expenses, largely influenced by the runoff of exited business, and lower investment income collections as well as an increased use of reinsurance. Partially offsetting these cash flow changes were declines in policy acquisition costs and federal income tax payments, as well as a $20.0 million federal tax refund received by the Company. The sale of McGee resulted in a $5.0 million reduction to operating cash flow in the first half of 1999 as compared to the same 1998 period, and will result in $15.6 million for the year. Due to the anticipated level of claim payments from exited business, operating cash flow for 1999 is expected to be lower than 1998. The Company's existing cash and expected investment maturities are anticipated to be adequate to cover any additional operating cash flow needs in 1999.

Cash is used in or provided by investment activities primarily for purchases or sales and maturities of investments, for acquisition and from divestiture activities, and for purchases of property and equipment. Investment purchases are funded by maturities and sales of investments, as well as by the net cash from operating cash flows after cash provided by or used in financing activities. In the second quarter of 1999, the Company received approximately $28.8 million and $22.8 million, of net cash in connection with the sale of McGee and Intercargo, respectively. Cash used for acquisitions in the first six months of 1998 was primarily related to purchase of Strickland's non-standard automobile insurance business.

Cash used in financing activities in 1999 includes the repayment of the outstanding balance of $8.0 million under the Company's bank credit agreement in the first quarter of 1999. The issuance of 7.701% trust preferred securities by the Company provided $121.9 million of cash from financing activities in the first quarter of 1998. Net proceeds from that issuance were used to repay the $100 million bank indebtedness of Guaranty National in February 1998. The Company repaid $9.4 million of assumed bank debt in the Strickland acquisition in the second quarter of 1998.

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

Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The Company's insurance subsidiaries have:

                                             June 30,       December 31,
(In millions, except for ratio)               1999             1998
------------------------------------------------------------------------
Cash and short-term investments held
   by insurance subsidiaries               $     200.1     $     242.4

Consolidated policyholders' surplus        $     662.1     $     732.1

Statutory operating leverage ratio (a)           2.0:1           2.1:1

[FN]
(a) based upon trailing 12 months of net premiums written to policyholders' surplus.

In July 1998, the Company entered into a five year credit agreement with a group of banks which provides for unsecured borrowings up to $150 million. No borrowings are outstanding at June 30, 1999. Borrowings under the credit agreement bear interest at LIBOR (London Interbank Offered Rate) plus a margin based upon the Company's credit ratings. The credit agreement, as amended, requires the Company to maintain certain defined financial covenants and may limit the Company's ability to incur secured indebtedness or certain contingent obligations. The Company is in compliance with the terms of this credit agreement. Management does not believe that the credit agreement's covenants or limitations unduly restrict the Company's operations or limit Orion's ability to acquire additional indebtedness.

The terms of Orion's indentures for its $100 million of 7.25% Senior Notes due 2005 and its $110 million of 9.125% Senior Notes due 2002 limit the amount of liens and guarantees by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes. Management does not believe that these limitations unduly restrict the Company's operations or limit Orion's ability to pay dividends on its stock. At June 30, 1999 the Company is in compliance with the terms of its senior note indentures.

In February 1998, Orion issued $125 million of 7.701% Trust Preferred Securities due April 15, 2028. In January 1997, Orion issued $125 million of 8.73% Trust Preferred Securities due January 1, 2037. The 8.73% and 7.701% Trust Preferred Securities are subordinated to all liabilities of the Company. The Company may defer interest distributions on these Trust Preferred Securities. During any period when such cumulative distributions have been deferred, Orion may not declare or pay any dividends or distributions on its common stock.

Management believes that the Company continues to have substantial sources of capital and liquidity from the capital markets and bank borrowings.

There were no stock repurchases made in 1999 under the stock repurchase program authorized by the Company's Board of Directors.

                                LEGAL PROCEEDINGS

Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses. Management believes that there are no significant legal proceedings pending against the Company which, net of reserves established therefore, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole. Also, see note 6 to the Company's financial statements.

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

The Company began addressing its computer programs in 1996 at the locations where its most significant technology concentration exists. Similar work commenced shortly thereafter at other locations. As of June 30, 1999, the Company had completed approximately 99% of its scheduled remediation of critical production systems for processing Year 2000 dates. This places the Company on or ahead of its plan for meeting Year 2000 processing needs. Non-critical systems will be tested and critical systems will be re-tested during 1999. The total costs to test or modify these existing systems, which include both internal and external costs of programming and testing, is estimated to be approximately $20.1 million, of which $1.3 million has been expensed in the first half of 1999 and $15.8 million in 1998 and prior periods.

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

The Company has mailed letters to significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 problems and whether the products and services purchased from or by such entities are Year 2000 compliant. As of June 30, 1999, the Company had received responses from approximately 93% of the most critical third parties of whom it has inquired. The companies that have responded have provided written assurances that they plan to address all their significant Year 2000 problems by year-end 1999.

Evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans, which have already been prepared for third parties having near term Year 2000 impact.
During the first quarter of 1999, contingency plans were finalized for all critical production systems. Focus has been shifting to third parties and non-technical functions. During the third quarter of 1999, appropriate contingency plans will be completed for all critical third party relationships and business functions. The Company believes that this aspect of its Year 2000 effort was on schedule at June 30, 1999.

A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, was completed by March 31, 1999. The Company also expanded its survey to vendors and service providers who do not directly interface with the Company's systems. In the third quarter of 1999, the Company plans to re-survey all critical third parties.

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

                     ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this statement and the potential effect on its financial position or results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On July 12-14, 1999, five lawsuits were filed against the Company in Delaware Chancery Court in Wilmington, Delaware alleging, among other things, violations of breach of fiduciary duty on the part of the Board of Directors of the Company as a result of RSA's agreement to acquire all of the common stock of Orion Capital Corporation for $50 per share in cash. The plaintiffs in each lawsuit seek to bring a class action representing the common stockholders of the Company. The lawsuits generally allege that the terms of the proposed transaction are intrinsically unfair and inadequate from the standpoint of the Orion stockholders. The plaintiffs seek injunctive relief and unspecified monetary damages and attorney's fees and expenses. The Company intends to defend these actions vigorously, and believes that the outcome will not have a material adverse effect on its financial position or earnings.

ITEMS 2 & 3.

NONE.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Orion Annual Meeting of Stockholders held on May 25, 1999 ("Annual Meeting"), 27,278,483 shares of Orion Common stock were outstanding and entitled to vote (the "Outstanding Common Stock"), and 24,659,432 shares of Outstanding Common Stock (90.399%), consisting of a quorum, were represented at the Annual Meeting in person or by proxy, and voted on the following proposals:

PROPOSAL 1

At the Annual Meeting, the directors nominated were elected by the following votes:

                       Number of Shares Voted For     Number of Shares Withheld
W. Marston Becker      23,998,134                     661,298
Gordon F. Cheesbrough  23,998,134                     661,298
David H. Elliott       23,998,134                     661,298
Victoria R. Fash       23,998,134                     661,298
Robert H. Jeffrey      23,998,134                     661,298
Warren R. Lyons        23,998,134                     661,298
James K. McWilliams    23,998,134                     661,298
Ronald W. Moore        23,998,134                     661,298
William B. Weaver      23,998,134                     661,298


As stated in the chart above, all director nominees received 23,998,134 votes for election, or 87.975% of the Outstanding Common Stock (or 97.318% of the shares voted at the Annual Meeting). There were no broker non-votes on this proposal.

PROPOSAL 2

At the Annual Meeting, the approval of the adoption of an amendment to the Orion Capital Corporation Equity Incentive Plan ("Equity Incentive Plan") to increase the number of shares of common stock available for issuance under the Equity Incentive Plan was ratified by a vote of 21,682,458 shares or 79.486% of the

Outstanding Common Stock (or 87.928% of the shares voted at the Annual Meeting). Holders of 2,914,028 shares or 10.682% of the Outstanding
Common Stock voted against the ratification of the amendments to the Equity Incentive Plan and holders of 62,946 shares or 0.231% of the Outstanding Common Stock abstained from voting. There were no broker non-votes on the Equity Incentive Plan proposal.

PROPOSAL 3

At the Annual Meeting, the selection of Deloitte & Touche LLP, independent certified public accountants, as auditors for the Corporation for the year 1999 was ratified by a vote of 24,292,855 shares or 89.055% of the Outstanding Common Stock (or 98.513% of the shares voted at the Annual Meeting). Holders of 322,561 shares or approximately 1.183% of the Outstanding Common Stock voted against the ratification of Deloitte and Touche LLP as auditors and holders of 44,016 shares or approximately 0.161% of the Outstanding Common Stock abstained from voting. There were no broker non-votes on this proposal.

ITEM 5.   OTHER INFORMATION

On July 16, 1999 the Company filed a Schedule 14D-9 Solicitation/Recommendation Statement with the Securities and Exchange Commission. The Schedule 14D-9 was filed by the Company pursuant to a definitive merger agreement reached between it and RSA providing for the acquisition of Orion Capital Corporation for $50 per common share in cash. The Company's Board of Directors has recommended in the Schedule 14D-9 that the stockholders accept RSA's tender offer, and tender their shares in the offer pursuant to the definitive agreement.

Item 6.   Exhibits and reports on Form 8-k

Exhibits

Exhibit 11                 Computation of Earnings per Common Share

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

                            ORION CAPITAL CORPORATION


Date: August 10, 1999                                By: /s/ W. Marston Becker
                                                     Chairman of the Board and
                                                     Chief Executive Officer



Date: August 10, 1999                                By: /s/ Michael L. Pautler
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit 11:                Computation of Earnings per Common Share

Exhibit 15:                Deloitte & Touche LLP Letter
                           Re: unaudited interim financial information

Exhibit 27:                Financial Data Schedule