Form 10-Q
period 1999-09-30
ORION CAPITAL CORP
filed 1999-11-18
CIK 74931

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                (x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1999

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

                   Yes  (x)                             No (  )

Approximately 27.4 million shares of Common Stock, $1.00 par value, of the registrant were outstanding on November 12, 1999.

                                  Page 1 of 36
                        Exhibit Index Appears at Page 36

                            ORION CAPITAL CORPORATION
                                 FORM 10-Q INDEX
                    For the Quarter Ended September 30, 1999

                                                                          Page

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
        Consolidated Balance Sheet at September 30, 1999 (Unaudited)
        and December 31, 1998                                             3 - 4

        Consolidated Statement of Operations for the three and nine months
        ended September 30, 1999 and 1998 (Unaudited)                         5

        Consolidated  Statement of  Stockholders'  Equity for the nine months ended September 30, 1999 and 1998 (Unaudited),
        and for the year ended December 31, 1998                              6

        Consolidated Statement of Cash Flows for the nine months
        ended September 30, 1999 and 1998 (Unaudited)                     7 - 8

        Notes to Consolidated Financial Statements (Unaudited)           9 - 15

        Independent Accountants' Review Report                               16

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            17 - 33

PART II. OTHER INFORMATION                                                   34

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                September 30, 1999 December 31,
(In millions)                                      (Unaudited)       1998
-------------------------------------------------------------------------------
Assets:
Investments: -
Fixed maturities, at amortized cost
   (market $253.8 - 1999 and $272.7 - 1998)           $   250.2      $   260.6
Fixed maturities, at market (amortized cost
   $1,429.0 - 1999 and $1,305.5 - 1998)                 1,391.4        1,349.9
Common stocks, at market (cost $158.1 -
   1999 and $200.3 - 1998)                                181.7          242.4
Non-redeemable preferred stocks, at market
   (cost $175.8 - 1999 and $269.1 - 1998)                 168.1          268.5
Other long-term investments                                88.8          116.2
Short-term investments                                    184.6          248.7
                                                      ---------      ---------

      Total investments                                 2,264.8        2,486.3

Cash                                                        2.8           18.0
Accrued investment income                                  28.8           27.0
Investment in affiliate                                       -           22.8
Accounts and notes receivable                             218.8          217.2
Reinsurance recoverables and prepaid reinsurance        1,024.8          801.5
Deferred policy acquisition costs                         138.3          155.6
Property and equipment                                    102.9           95.4
Excess of cost over fair value of net assets acquired     143.4          167.7
Federal income taxes receivable                            40.5           22.4
Deferred federal income taxes                              73.9           26.7
Other assets                                              110.8          123.8
                                                      ---------      ---------

      Total assets                                    $ 4,149.8      $ 4,164.4
                                                      =========      =========
[FN]

           See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     September 30, 1999  December 31,
(In millions, except for share data)                    (Unaudited)         1998
-------------------------------------------------------------------------------------
Liabilities:
Policy liabilities: -
  Losses                                                 $ 1,638.1        $ 1,602.1
  Loss adjustment expenses                                   478.3            415.6
  Unearned premiums                                          602.4            564.0
  Policyholders' dividends                                    14.1             17.9
Total policy liabilities                                 ---------        ---------
                                                           2,732.9          2,599.6
Notes payable                                                209.5            217.4
Other liabilities                                            355.3            370.1
                                                         ---------        ---------
Total liabilities                                          3,297.7          3,187.1
                                                         ---------        ---------

Contingencies (Note 7)

Company-obligated mandatorily redeemable preferred
   capital securities of subsidiary trusts holding solely
   the junior subordinated debentures of the Company         250.0            250.0

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares; issued
   and outstanding - none
Common stock, $1 par value; authorized 50,000,000
   shares; issued 30,675,300 shares                           30.7             30.7
Capital surplus                                              145.4            149.6
Retained earnings                                            492.2            553.2
Accumulated other comprehensive income                       (11.1)            58.5
Treasury stock, at cost (3,298,622 shares -
   1999 and 3,505,091 shares - 1998)                         (49.9)           (57.8)
Deferred compensation on restricted stock                     (5.2)            (6.9)
                                                         ---------        ---------
    Total stockholders' equity                               602.1            727.3
                                                         ---------        ---------
    Total liabilities and stockholders' equity           $ 4,149.8        $ 4,164.4
                                                         =========        =========

[FN]

           See Notes to Consolidated Financial Statements (Unaudited)


                    ORION CAPITAL CORPORATON AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                                         Three Months Ended        Nine Months Ended
                                                            September 30,            September 30,
                                                        ----------------------    ----------------------
(In millions, except for per share data)                  1999         1998        1999         1998
--------------------------------------------------------------------------------------------------------
Revenues:
Premiums earned                                         $   340.8    $   396.5   $   983.5     $ 1,115.7
Net investment income                                        34.8         22.3       103.8         106.2
Realized investment gains (loss)                             (2.9)         0.4         1.5          52.1
Other income                                                  1.1          2.1         3.3          14.7
                                                        ---------    ---------   ---------     ---------
 Total revenues                                             373.8        421.3     1,092.1       1,288.7
                                                        ---------    ---------   ---------     ---------
Expenses:
Losses incurred and loss adjustment expenses                249.3        280.7       848.5         763.7
Amortization of deferred policy acquisition costs            89.9        101.7       266.8         305.6
Other insurance expenses                                      7.9         24.4        27.6          39.1
Dividends to policyholders                                    8.8          9.7        19.0          23.3
Interest expense                                              4.4          6.0        13.5          14.9
Other expenses                                                8.0          6.4        20.9          29.9
Restructuring expenses and other (Note 3)                       -        (15.3)      (40.2)        (15.3)
                                                        ---------    ---------   ---------     ---------
 Total expenses                                             368.3        413.6     1,156.1       1,161.2
                                                        ---------    ---------   ---------     ---------
Earnings  (loss)  before  equity in loss of
   affiliate,  federal  income  taxes, minority
   interest expense and cumulative effect of adoption
   of new accounting principle                                5.5          7.8       (64.0)        127.5
Equity in loss of affiliate                                     -          0.2           -          (0.4)
                                                        ---------    ---------   ---------     ---------
Earnings (loss) before federal income taxes, minority
   interest expense and cumulative effect of
   adoption of new accounting principle                       5.5          8.0       (64.0)        127.1
Federal income tax expense (benefit)                         (1.4)         2.3       (32.2)         35.0
Minority interest expense of subsidiary trust
   preferred securities, net of  taxes                        3.4          3.4        10.0           9.4
                                                        ---------    ---------   ---------     ---------
Earnings (loss) before cumulative effect of adoption of
   new accounting principle                                   3.5          2.3       (41.8)         82.7
Cumulative effect of adoption of new accounting
   principle, net of tax                                        -            -        (4.6)            -
                                                        ---------    ---------   ---------     ---------
 Net earnings (loss)                                    $     3.5    $     2.3   $   (46.4)    $    82.7
                                                        =========    =========   =========     =========
Net earnings (loss) per common share:
Earnings (loss) before cumulative effect of adoption of
   new accounting principle                             $    0.13    $    0.08   $   (1.55)    $    3.02
Cumulative effect of adoption of new accounting
   principle                                                    -            -       (0.17)            -
                                                        ---------    ---------   ---------     ---------
 Basic                                                  $    0.13    $    0.08   $   (1.72)    $    3.02
                                                        =========    =========   =========     =========
Earnings (loss) before cumulative effect of adoption of
   new accounting principle                             $    0.13    $    0.08   $   (1.55)    $    2.95
Cumulative effect of adoption of new accounting
   principle                                                    -            -       (0.17)            -
                                                        ---------    ---------   ---------     ---------
 Diluted                                                $    0.13    $    0.08   $   (1.72)    $    2.95
                                                        =========    =========   =========     =========

[FN]

           See Notes to Consolidated Financial Statements (Unaudited)


                    ORION CAPITAL CORPORATON AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         Nine Months Ended        Nine Months Ended
                                        September 30, 1999       September 30, 1998          Year Ended
(In millions)                               (Unaudited)              (Unaudited)          December 31, 1998
--------------------------------------------------------------------------------------------------------------
Common Stock                           $  30.7                   $  30.7                  $  30.7
                                       =======                   =======                  =======
Capital Surplus:
Balance, beginning of period           $ 149.6                   $ 152.1                  $ 152.1
Exercise of stock options and net
issuance of restricted stock              (4.2)                     (2.4)                    (2.5)
                                       -------                   -------                  -------
Balance, end of period                 $ 145.4                   $ 149.7                  $ 149.6
                                       =======                   =======                  =======
Retained Earnings:
Balance, beginning of period           $ 553.2                   $ 469.5                  $ 469.5
Net earnings (loss)                      (46.4)     $ (46.4)        82.7      $  82.7       102.8      $ 102.8
                                                    -------                   -------                  -------
Dividends declared                       (14.6)                    (14.2)                   (19.1)
                                       -------                   -------                  -------
Balance, end of period                 $ 492.2                   $ 538.0                  $ 553.2
                                       =======                   =======                  =======
Accumulated Other
Comprehensive Income:
Balance, beginning of period            $ 58.5                   $ 109.2                  $ 109.2
Unrealized investment
losses, net of taxes                                  (70.2)                    (46.5)                   (52.4)
Unrealized foreign exchange
translation gains, net of taxes                         0.6                       0.2                      1.7
                                                    -------                   -------                  -------
Other comprehensive income (loss)        (69.6)       (69.6)       (46.3)       (46.3)      (50.7)       (50.7)
                                        -------     -------      -------      -------     -------      -------
Comprehensive income (loss)                        $ (116.0)                  $  36.4                  $  52.1
                                                   ========                   =======                  =======
Balance, end of period                 $ (11.1)                   $ 62.9                   $ 58.5
                                       =======                   =======                  =======
Treasury Stock:
Balance, beginning of period           $ (57.8)                  $ (34.3)                 $ (34.3)
Exercise of stock options and net
issuance of restricted stock               6.5                      11.4                     13.4
Common stock issued pursuant to
employee stock purchase plan               1.4                         -                      1.1
Acquisition of treasury stock                -                     (35.3)                   (38.0)
                                       -------                   -------                  -------
Balance, end of period                 $ (49.9)                  $ (58.2)                 $ (57.8)
                                       =======                   =======                  =======
Deferred Compensation on
Restricted Stock:
Balance, beginning of period           $  (6.9)                  $  (4.1)                 $  (4.1)
Net cancellation (issuance) of
   restricted stock                        0.7                      (4.8)                    (4.3)
Amortization of deferred
compensation on restricted stock           1.0                       1.2                      1.5
                                       -------                   -------                  -------
Balance, end of period                 $  (5.2)                  $  (7.7)                 $  (6.9)
                                       =======                   =======                  =======

[FN]
           See Notes to Consolidated Financial Statements (Unaudited)


                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                              Nine Months Ended September 30,
                                                             ---------------------------------
(In millions)                                                    1999                  1998
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
Premiums collected                                             $   996.9            $ 1,144.4
Net investment income collected                                     98.2                111.4
Losses and loss adjustment expenses paid                          (873.5)              (728.5)
Policy acquisition costs paid                                     (264.2)              (343.2)
Dividends paid to policyholders                                    (22.8)               (23.1)
Interest paid                                                      (17.3)               (18.3)
Payments on trust preferred securities                             (15.7)               (12.8)
Federal income tax refunds (payments)                               11.7                (43.6)
Other payments                                                     (64.7)               (61.7)
                                                               ---------            ---------
Net cash (used in) provided by operating activities               (151.4)                24.6
                                                               ---------            ---------

Cash flows from investing activities:
Maturities of fixed maturity investments                            59.6                170.4
Sales of fixed maturity investments                                304.7                613.1
Sales of equity securities                                         399.5                337.6
Investments in fixed maturities                                   (586.5)              (595.3)
Investments in equity securities                                  (139.6)              (338.3)
Net sales (purchases) of short-term investments                     68.7                (73.3)
Acquisition and divestiture activities                              47.2                (48.2)
Purchase of property and equipment, net                            (23.9)               (20.9)
Other receipts (payments)                                           24.4                (17.5)
                                                               ---------            ---------
Net cash provided by (used in) investing activities                154.1                 27.6
                                                               ---------            ---------
Cash flows from financing activities:
Proceeds from stock issued under employee benefit plans              4.7                  1.1
Net proceeds from issuance of trust preferred securities               -                121.9
Repayment of notes payable                                          (8.0)               (99.5)
Dividends paid to stockholders                                     (14.6)               (13.6)
Purchases of common stock                                              -                (32.9)
                                                               ---------            ---------
Net cash (used in) provided by financing activities                (17.9)               (23.0)
                                                               ---------            ---------
Net increase (decrease) in cash                                    (15.2)                29.2
Cash balance, beginning of period                                   18.0                  9.3
                                                               ---------            ---------
Cash balance, end of period                                    $     2.8            $    38.5
                                                               =========            =========

[FN]


           See Notes to Consolidated Financial Statements (Unaudited)


                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                   (UNAUDITED)

                                                              Nine Months Ended September 30,
                                                            ----------------------------------
(In millions)                                                    1999                 1998
----------------------------------------------------------------------------------------------
Reconciliation of net earnings (loss) to net cash
provided by operating activities:
Net earnings (loss)                                            $   (46.4)           $    82.7
                                                               ---------            ---------

Adjustments:
Net gain on divestiture                                            (26.3)                   -
Deferred federal income taxes                                      (25.5)                (7.5)
Non-cash investment income                                          (8.1)                 4.0
Realized investment gains                                           (1.5)               (52.1)
Depreciation and amortization                                       14.3                 12.5
Cumulative effect of adoption of new
   accounting principle                                              4.6                    -
Amortization of excess of cost over fair
   value of net assets acquired                                      4.5                  4.6
Amortization of fixed maturity investments                           1.0                 (1.1)
Restructuring expenses and other                                    (0.1)               (14.5)

Changes in assets and liabilities, net of acquisition
   and divestiture activities:
Decrease (increase) in accrued investment income                    (1.8)                 9.5
Increase in accounts and notes receivable                          (27.3)               (40.8)
Increase in reinsurance recoverable
   and prepaid reinsurance                                        (228.2)               (66.5)
Decrease (increase) in deferred policy acquisition costs             4.7                (12.3)
Increase in federal income taxes receivable                        (34.2)                   -
Decrease (increase) in other assets                                 23.5                (28.5)
Increase in losses and loss adjustment expenses                    135.3                 66.7
Increase in unearned premiums                                       78.3                 40.7
Increase (decrease) in policyholders' dividends                     (3.7)                 0.2
Increase (decrease) in other liabilities                           (14.5)                27.0
                                                               ---------            ---------
 Total adjustments and changes                                    (105.0)               (58.1)
                                                               ---------            ---------
Net cash (used in) provided by operating activities            $  (151.4)           $    24.6
                                                               =========            =========

[FN]

           See Notes to Consolidated Financial Statements (Unaudited)

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  Nine Months Ended September 30, 1999 and 1998

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The  consolidated  financial  statements  and  notes  thereto  are  prepared  in accordance with generally accepted accounting principles for property and casualty insurance companies. The consolidated financial statements include Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company"). All material intercompany balances and transactions have been eliminated. See note 2 for discussion of the acquisition of Orion by Royal & SunAlliance USA, Inc. ("RSA").

As of January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants ("AICPA"). This Statement requires that certain costs incurred in developing internal-use computer software be capitalized, and provides guidance for determining whether computer software is considered to be for internal use. The Company will amortize these costs over the software's useful life, which is generally a period of 3 to 6 years. Previously, the Company expensed internal cost of computer software as incurred. The adoption of this Statement resulted in an after-tax benefit of $1.9 million, or $0.07 per common share, for the nine months ended September 30, 1999.

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

NOTE 2 -  ACQUISITION OF ORION BY ROYAL & SUNALLIANCE

Effective November 12, 1999, RSA completed a tender offer which it had made for all of the Company's common stock, together with associated preferred stock purchase rights, for $50 per share in cash, or approximately $1.4 billion, pursuant to a merger agreement dated July 12, 1999. RSA tendered for, accepted, and purchased approximately 93.5% of the outstanding shares of common stock of

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Orion. Following the tender offer on November 16, 1999, Orion became an indirect wholly owned subsidiary of RSA through a merger between Orion and a wholly owned subsidiary of RSA. Each remaining outstanding share of Orion not owned by RSA was converted, subject to appraisal rights, into a right to receive $50 per share, in cash, without interest. The merger was approved by all applicable state insurance regulatory agencies. As a result of the merger, Orion's common stock was delisted from trading on the New York Stock Exchange on November 16, 1999.

Pursuant to the merger agreement, participants of the Company's Long-Term Performance Incentive Plan and Equity Incentive Plan were entitled to receive, in cash, the excess of $50 over the per share exercise price for each option held plus $50 per share for each unvested restricted stock award. Both plans will be terminated. In connection with the acquisition, the Company has commuted or plans to commute various reinsurance agreements and enter into a new reinsurance agreement to provide adverse loss protection for its reserves as of the closing. These transactions and merger related costs will be recorded in the fourth quarter of 1999. See discussion under section "Expense and Other - Operating Ratios" on page 28.

NOTE 3 - REALIGNMENT EVENTS

As part of the final steps in a two-year reshaping of Orion Capital, the Company completed a detailed study of its loss and loss adjustment expense reserve position as of March 31, 1999. The loss reserve study, performed with the assistance of independent actuarial advisors, focused on the businesses that the Company has exited. As a result of this study, the Company recorded a net pre-tax charge of $164.5 million in the first quarter of 1999 primarily related to the Specialty Commercial and Workers Compensation segments. The net charge included a provision for loss and loss adjustment expenses of $139.0 million relating to 1998 and prior accident years, which was net of reinsurance, and a $25.5 million net ceded premium adjustment based upon the Company's loss experience. Approximately $123.4 million of the loss reserve provision was attributed to exited businesses. The study also reviewed the reserve position for the Company's ongoing business in light of current industry conditions. The Company recorded loss reserve strengthening of approximately $15.6 million relating to its ongoing businesses including $8.4 million for EBI, $4.2 million for DPIC and $3.0 million for OrionAuto in the first quarter of 1999. Further, the Company has adjusted loss ratios for the 1999 accident year in consideration of the reserve study findings.

As part of the Company's reshaping to more narrowly focus its resources, on April 9, 1999 the Company sold Wm. H. McGee & Co. ("McGee") for $59.4 million in cash resulting in a pre-tax gain of $40.2 million and an after-tax gain of $26.3 million. The pre-tax gain on the sale of McGee is reported as "Restructuring expense and other" in the Company's consolidated statement of operations. In connection with the sale, the Company entered into reinsurance agreements with the buyer transferring the Company's participation in McGee's United States and Canadian pools effective as of January 1, 1999, resulting in negative net premiums written of $40.0 million in the first quarter of 1999. These transfers have resulted in a $23.5 million cash payment to the buyer on the sale date for the transfer of the Company's net liabilities and assets of the McGee pools. Additionally, the buyer was designated as the clearing company for McGee pools effective January 1, 1999 under McGee's Inter-Office Reinsurance Agreements. At December 31, 1998 and for the year then ended, the Company reflected net premiums written and total revenue of approximately $104.4 million and $100.2 million, respectively, and total assets of approximately $112.0 million related to sold business of McGee.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the third quarter of 1998, "Restructuring expenses and other" in the consolidated statement of earnings represents a $24.2 million pre-tax gain on sale of Colorado Casualty Insurance Company less $8.9 million restructuring charges related to the realignment of Orion Specialty. Activity for the nine months ended September 30, 1999 within the Orion Specialty restructuring reserve was as follows:

(In millions)
------------------------------------------------------------

Balance at December 31, 1998                     $       5.1
   Actions taken:
   Severance and program termination costs              (2.2)
                                                 -----------
Balance at September 30, 1999                    $       2.9
                                                 ===========

NOTE 4 - INVESTMENT IN AFFILIATE

In May 1999, the Company sold its investment in Intercargo for $22.8 million in cash pursuant to the terms of the merger agreement between Intercargo and a subsidiary of XL Capital, Ltd. The sale of Intercargo resulted in no gain or loss during 1999 because the Company adjusted its investment in Intercargo to its net realizable value in the fourth quarter of 1998.

In 1998, the Company recorded its share of Intercargo's operating results on a quarterly lag basis, after Intercargo had reported its financial results. For the three and nine months ended September 30, 1998, Intercargo reported $16.1 million and $48.4 million of revenues and $1.3 million and $(0.4) million of net earnings (loss), respectively. The Company's proportionate share of Intercargo net earnings (loss) including goodwill amortization was $0.2 million and $(0.4) million for the three and nine months ended September 30, 1998, respectively.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - REINSURANCE

In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally on an excess-of-loss or pro rata basis, with other companies to limit its exposure to losses. Reinsurance does not discharge the primary liability of the original insurer. The table below summarizes certain reinsurance information:

                                            Three Months Ended    Nine Months Ended
                                              September 30,         September 30,
                                          -------------------------------------------
(In millions)                                 1999      1998        1999        1998
------------------------------------------------------------------------------------
Direct premiums written ...............   $  492.7  $  485.2  $  1,499.1  $  1,395.7
Reinsurance assumed ...................       19.5      20.0        65.8        65.7
                                          --------  --------  ----------  ----------
Gross premiums written ................      512.2     505.2     1,564.9     1,461.4
Reinsurance ceded .....................     (168.7)    (97.9)     (614.1)     (300.3)
                                          --------  --------  ----------  ----------
Net premiums written ..................   $  343.5  $  407.3  $    950.8  $  1,161.1
                                          ========  ========  ==========  ==========
Direct premiums earned ................   $  504.1  $  464.2  $  1,522.1  $  1,342.3
Reinsurance assumed ...................        4.4      38.9        62.7        79.1
                                          --------  --------  ----------  ----------
Gross premiums earned .................      508.5     503.1     1,584.8     1,421.4
Reinsurance ceded .....................     (167.7)   (106.6)     (601.3)     (305.7)
                                          --------  --------  ----------  ----------
Net premiums earned ...................   $  340.8  $  396.5  $    983.5  $  1,115.7
                                          ========  ========  ==========  ==========
Loss and loss adjustment expenses
   incurred recoverable from reinsurers   $  126.7  $  143.0  $    435.9  $    308.8
                                          ========  ========  ==========  ==========

NOTE 6 - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

In  the  nine  months  ended   September  30,  1999,  the  Company   repurchased
approximately 12,400 of its common shares at an aggregate cost of approximately $0.5 million related to its employee benefit plans.

Orion declared dividends on its common stock of $14.6 million and $14.2 million or $0.54 and $0.52 per common share for the nine months ended September 30, 1999 and 1998, respectively.

For the first nine months of 1999, the Company issued 38,458 shares of its common stock at an aggregate purchase price of $1.4 million under the Employees' Stock Purchase Plan, which will be terminated upon merger of the Company into a RSA subsidiary.

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding during the period excluding dilution. Diluted earnings per share reflects the potential decrease that could occur if all stock options and other stock-based awards were exercised and converted into common stock, if their effect is dilutive. The weighted average common shares were 27.2 million and 27.2 million for the three months ended, and 27.1 million and 27.4 million for the nine months ended September 30, 1999 and 1998, respectively. The weighted average common and diluted equivalent shares were
27.6  million  and 27.9  million  for the three

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

months ended, and 27.1 million and 28.1 million for the nine months ended September 30, 1999 and 1998, respectively.

NOTE 7 - CONTINGENCIES

On July 12-14, 1999, five lawsuits were filed against the Company in Delaware Chancery Court in Wilmington, Delaware alleging, among other things, violations of breach of fiduciary duty on the part of the Board of Directors of the Company in connection with RSA's agreement to acquire all of the common stock of Orion Capital Corporation for $50 per share in cash (see note 2 to the Company's financial statements). A sixth action was filed in the same court alleging similar claims on August 12, 1999. On September 29, 1999, the six actions were consolidated by order of the Court. The complaint in the consolidated action purports to assert a class action on behalf of the common stockholders of the Company, and alleges that the terms of the proposed transaction are intrinsically unfair and inadequate from the standpoint of the Orion stockholders. The plaintiffs seek injunctive relief and unspecified monetary damages and attorney's fees and expenses. On October 28, 1999, the defendants moved to dismiss the complaint in the consolidated action. The Company intends to contest the consolidated action vigorously if the pending motion to dismiss is denied. The Company believes that the outcome will not have a material adverse effect on its financial position or earnings.

In general, other than described above, Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses. Management believes that there are no significant legal proceedings pending against the Company which, net of reserves established therefor, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole.

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income balances, net of taxes, are as follows:

                                        Unrealized     Unrealized Foreign  Accumulated Other
                                     Investment Gains    Translation        Comprehensive
(In millions)                           (Losses)         Gains (Losses)      Income (Loss)
-------------------------------------------------------------------------------------------
Nine Months ended September 30, 1999:
Balance, beginning of period ........   $      61.2        $      (2.7)       $      58.5
Current period change ...............         (70.2)               0.6              (69.6)
                                        -----------        -----------        -----------
Balance, end of period ..............   $      (9.0)       $      (2.1)       $     (11.1)
                                        ===========        ===========        ===========

Nine Months ended September 30, 1998:
Balance, beginning of period ........   $     113.6        $      (4.4)       $     109.2
Current period change ...............         (46.5)               0.2              (46.3)
                                        -----------        -----------        -----------
Balance, end of period ..............   $      67.1        $      (4.2)       $      62.9
                                        ===========        ===========        ===========

Year ended December 31, 1998:
Balance, beginning of year ..........   $     113.6        $      (4.4)       $     109.2
Current year change .................         (52.4)               1.7              (50.7)
                                        -----------        -----------        -----------
Balance, end of year ................   $      61.2        $      (2.7)       $      58.5
                                        ===========        ===========        ===========


The pretax unrealized investment losses arising during the period were $108.1 million and $71.5 million for the nine months ended September 30, 1999 and 1998, respectively, and $80.4 million for the year ended December 31, 1998. The pretax unrealized foreign exchange translation gains arising during the period were $0.9 million and $0.3 million for the nine months ended September 30, 1999 and 1998, respectively, and $2.6 million for the year ended December 31, 1998.

NOTE 9 - SEGMENT INFORMATION

The Company reports its insurance operations in three segments at September 30, 1999. These reportable segments comprise operating units of the Company that have different insurance products and services, market focus and operational structure. The Company's reportable segments comprise:

WORKERS COMPENSATION - this segment provides workers compensation insurance products and services sold by the EBI Companies ("EBI") and includes package commercial insurance policies that are no longer written by the Company.

NONSTANDARD AUTOMOBILE - this segment specializes in nonstandard personal automobile insurance sold by OrionAuto (formerly known as Guaranty National Corporation).

SPECIALTY COMMERCIAL - this segment markets various client-focused specialty commercial products and services to targeted customer groups through Orion Specialty (see page 17 for description of business units that comprise Orion Specialty); and also includes the run-off

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations of the Company's assumed reinsurance business, SecurityRe, which was sold in late 1996. The Company exited the marine business by selling McGee and its 26% interest in Intercargo in the second quarter of 1999 (see notes 3 and 4).

Financial information for the Company's segments is shown below and discussed in detail in "Results of Operations" on page 19:

                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                    ----------------------------------------------------
(In millions)                           1999         1998           1999           1998
----------------------------------------------------------------------------------------
Revenues:
   Workers Compensation ......      $  107.5     $  127.6     $    312.0     $    371.6
   Nonstandard Automobile ....         126.7        107.4          375.9          316.5
   Specialty Commercial ......         137.3        183.1          398.4          592.7
   Other .....................           2.3          3.2            5.8            7.9
                                    --------     --------     ----------     ----------
      Consolidated ...........      $  373.8     $  421.3     $  1,092.1     $  1,288.7
                                    ========     ========     ==========     ==========
Pre-tax Earnings (Loss) before
    Minority Interest (a):
   Workers Compensation ......      $   (7.8)    $   10.8     $    (37.5)    $     63.7
   Nonstandard Automobile ....           2.1          7.3           16.4           25.6
   Specialty Commercial ......          11.1         (9.1)         (74.7)          48.3
   Other .....................           0.1         (1.0)          31.8          (10.5)
                                    --------     --------     ----------     ----------
      Consolidated ...........      $    5.5     $    8.0     $    (64.0)    $    127.1
                                    ========     ========     ==========     ==========

[FN]
(a) Excludes cumulative effect of adoption of new accounting principle in 1999 (see note 1).

The miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as "Other" in the above table. For year-to-date 1999, a pre-tax gain of $40.2 million related to the sale of McGee is also included in Other under the heading titled "Pre-tax Earnings (Loss) before Minority Interest."

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT




Board of Directors and Stockholders
Orion Capital Corporation
Farmington, Connecticut


We have reviewed the accompanying consolidated balance sheet of Orion Capital Corporation and subsidiaries (the "Company") as of September 30, 1999, and the related consolidated statements of operations for the three month and nine month periods ended September 30, 1999 and 1998, and the statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP



Hartford, Connecticut
November 16, 1999

                   ORION CAPITAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                    GENERAL

Orion Capital Corporation ("Orion") and its wholly-owned subsidiaries (collectively the "Company") operate principally in the property and casualty insurance business. As described in note 2 to the Company's financial statements and below on page 18 in "Recent Activities," Royal & SunAlliance USA, Inc. ("RSA") completed a tender offer which it had made for all of the Company's common stock effective November 12, 1999. Approximately 93.5% of the outstanding shares of Orion were tendered, accepted and purchased by RSA. Following the tender offer on November 16, 1999, Orion became an indirect wholly owned subsidiary of RSA through a merger between Orion and a wholly owned subsidiary of RSA. Each remaining outstanding share of Orion not owned by RSA was converted, subject to appraisal rights, into a right to receive $50 per share, in cash, without interest.

The Company reports its insurance operations in three segments as of September 30, 1999 as follows:

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

Over the past two years, Orion has been reshaping its business to focus its resources on high- potential lines of business. Business in Orion's workers compensation segment is conducted through EBI, a specialty monoline workers compensation operation. Orion has been reshaping EBI from a regional to a national monoline workers compensation specialist.

In Orion's nonstandard automobile segment, Orion increased its ownership in Guaranty National Corporation ("Guaranty National") to 100% in December 1997 and then transformed Guaranty National (OrionAuto) into a focused personal nonstandard automobile company. The commercial lines business of Guaranty National was shifted to a newly-formed unit, Orion Specialty Group, Inc. and integrated with Connecticut Specialty Insurance Group, Inc. In early 1999, Guaranty National was renamed OrionAuto, Inc. The Company added scale to its nonstandard automobile operation by acquiring two businesses, Unisun Insurance Company in December 1997 and portions of Strickland Insurance Group in April 1998 expanding its geographic market to 35 states.

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

As described below, during the second quarter of 1999, the Company exited the marine business by selling Wm. H. McGee & Co ("McGee") and its 26% interest in Intercargo Corporation. In September 1998, the Company sold a unit of Orion Specialty, Colorado Casualty Insurance Company. During the third quarter of 1998, the Company took steps to exit a $100 million book of commercial automobile and transportation business at Orion Specialty's P&C Division and restructured Orion Specialty's operations related to the exited business (see note 3 to the Company's financial statements).

In November 1996, the Company exited the assumed reinsurance business when it sold the ongoing operations of SecurityRe. As a result of the sale, SecurityRe ceased actively writing business and became an inactive company.

RECENT ACTIVITIES

As part of its final reshaping initiatives, in early May the Company completed a reserve study focused on business that had been exited or previously subjected to strategic review. The reserve study was performed with the assistance of independent actuarial advisors. In the first quarter of 1999, the Company strengthened its loss and loss adjustment reserves by recording a net charge of $164.5 million on a pre-tax basis and $106.9 million on an after-tax basis, or $3.96 per diluted common share, in connection with the reserve study. The net charge is substantially related to exited business. See section "Expense and Other - Operating Ratios" on page 25.

On April 9, 1999, the Company sold McGee for $59.4 million in cash resulting in a pre-tax gain of $40.2 million and an after-tax gain of $26.3 million, or $0.97 per common share, in the second quarter of 1999. In connection with the sale, the Company entered into reinsurance agreements with the buyer transferring the Company's participation in McGee's United States and Canadian pools effective January 1, 1999 resulting in negative net premiums written of $40.0 million in the first quarter of 1999. Additionally, the buyer was designated as the clearing company of the McGee pools effective as of January 1, 1999 under McGee's Inter-Office Reinsurance Agreements. The Company reflected net premiums written and total revenue of approximately $104.4 million and $100.2 million, respectively, for the year ended December 31, 1998 and total assets of approximately $112.0 million at December 31, 1998 related to McGee.

On May 7, 1999, the Company sold its investment in Intercargo for $22.8 million, or $12 per share, in cash pursuant to the terms of Intercargo's merger with a subsidiary of XL Capital, Ltd. The sale of Intercargo resulted in no gain or loss during 1999 because the Company had adjusted its investment in Intercargo to its net realizable value in the fourth quarter of 1998.

Effective November 12, 1999, RSA completed a tender offer which it had made for all of the Company's common stock, together with associated preferred stock purchase rights, for $50 per share in cash, or approximately $1.4 billion, pursuant to a merger agreement dated July 12, 1999. RSA tendered for, accepted, and purchased approximately 93.5% of the outstanding shares of common stock of Orion. Following the tender offer on November 16, 1999, Orion became an indirect wholly owned subsidiary of RSA through a merger between Orion and a wholly owned subsidiary of RSA. Each remaining outstanding share of Orion not owned by RSA was converted, subject to appraisal rights, into a right to receive $50 per share, in cash, without interest. The merger was approved by all applicable state insurance regulatory agencies. As a result of the merger, Orion's common stock was delisted from trading on the New York Stock Exchange on November 16, 1999.

                              RESULTS OF OPERATIONS


OVERVIEW

Earnings (loss) by segment before federal income taxes, minority interest expense and cumulative effect of adoption of a new accounting principle are summarized as follows:


                                Three Months Ended         Nine Months Ended
                                  September 30,               September 30,
                            ------------------------    -----------------------
(In millions)                    1999          1998          1999          1998
-------------------------------------------------------------------------------
   Workers Compensation     $    (7.8)    $    10.8     $   (37.5)    $    63.7
   Nonstandard Automobile         2.1           7.3          16.4          25.6
   Specialty Commercial          11.1          (9.1)        (74.7)         48.3
   Other                          0.1          (1.0)         31.8         (10.5)
                            ---------     ---------     ---------     ---------
      Consolidated          $     5.5     $     8.0     $   (64.0)    $   127.1
                            =========     =========     =========     =========

Miscellaneous income and expenses (primarily interest, general and administrative expenses and other consolidating elimination entries) of the parent company are reported as "Other" in the above table. For year-to-date 1999, a pre-tax gain of $40.2 million related to the sale of McGee is also included in Other.

Operating  earnings (loss),  after-tax  realized  investment gains, net earnings
(loss) and per diluted common share amounts are summarized as follows:

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                 September 30,
                                                  -------------------           --------------------
(In millions, except for per share amounts)       1999           1998           1999            1998
-------------------------------------------------------------------------------------------------------
Operating earnings (loss) .......             $      5.4     $      2.0     $     (42.8)     $     48.8
After-tax investment gains (loss)                   (1.9)           0.3             1.0            33.9
Cumulative effect of adoption of
   new accounting principle .....                     --             --            (4.6)             --
                                              ----------     ----------     -----------      ----------
      Net earnings (loss) .......             $      3.5     $      2.3     $     (46.4)     $     82.7
                                              ==========     ==========     ===========      ==========
Per diluted common share:
Operating earnings (loss) .......             $     0.20     $     0.07     $     (1.58)     $     1.74
After-tax investment gains (loss)                  (0.07)          0.01            0.03            1.21
Cumulative effect of adoption of
   new accounting principle .....                     --             --           (0.17)             --
                                              ----------     ----------     -----------      ----------
      Net earnings (loss) .......             $     0.13     $     0.08     $     (1.72)     $     2.95
                                              ==========     ==========     ===========      ==========
Weighted average common shares ..                   27.2           27.2            27.1            27.4
Weighted average common shares
    and diluted equivalents .....                   27.6           27.9            27.1            28.1


Operating earnings (loss) represents earnings (loss) after taxes, excluding net realized investment gains and the cumulative effect of an accounting change. Year-to-date 1999 operating earnings includes a first quarter after-tax charge of $106.9 million, or $3.96 per share, related to an increase in loss reserves in connection with a loss reserve study, partially offset by a second quarter after-tax gain on the sale of McGee of $26.3 million, or $0.97 per share. Excluding these items, the Company's afte tax operating earnings would be $37.8 million, or $1.39 per share, for the nine months ended September 30, 1999.

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

The average shares for the nine months ended September 30, 1999 excludes equivalent shares of 0.3 million in the computation of diluted earnings per common share because to include them would have been antidilutive.

                                    REVENUES

Revenues are summarized as follows:

                                             Three Months Ended                     Nine Months Ended
                                                September 30,                         September 30,
                                      ---------------------------------    ------------------------------------
(In millions, except for %)             1999         1998     % Change        1999          1998       % Change
---------------------------------------------------------------------------------------------------------------

Gross Premiums Written .........      $  512.2     $  505.2       1.4 %    $  1,564.9    $  1,461.4       7.1 %
                                      ========     ========     =====      ==========    ==========     =====
Net Premiums Written ...........      $  343.5     $  407.3     (15.7)%    $    950.8    $  1,161.1     (18.1)%
                                      ========     ========     =====      ==========    ==========     =====
Premiums earned ................      $  340.8     $  396.5     (14.0)%    $    983.5    $  1,115.7     (11.9)%
Net investment income ..........          34.8         22.3      56.1           103.8         106.2      (2.3)
Realized investment gains (loss)          (2.9)         0.4       (a)             1.5          52.1     (97.2)
Other ..........................           1.1          2.1     (47.5)            3.3          14.7     (77.5)
                                      --------     --------     -----      ----------    ----------     -----
   Total revenues ..............      $  373.8     $  421.3     (11.3)%    $  1,092.1    $  1,288.7     (15.3)%
                                      ========     ========     =====      ==========    ==========     =====

[FN]

(a)  Not meaningful.

PREMIUMS

The Company's gross premiums written by segment are as follows:

                                             Three Months Ended                     Nine Months Ended
                                                September 30,                         September 30,
                                      ---------------------------------    ------------------------------------
(In millions, except for %)             1999         1998     % Change        1999          1998       % Change
---------------------------------------------------------------------------------------------------------------

Workers Compensation .                $  147.8     $  138.5       6.7 %    $    435.1    $    366.6      18.7 %
Nonstandard Automobile                   139.2        142.9      (2.6)          431.4         416.0       3.7
Specialty Commercial .                   225.2        223.8       0.6           698.4         678.8       2.9
                                      --------     --------     -----      ----------    ----------     -----
   Consolidated ......                $  512.2     $  505.2       1.4 %    $  1,564.9    $  1,461.4       7.1 %
                                      ========     ========     =====      ==========    ==========     =====

The Company's net premiums written by segment are as follows:

                                             Three Months Ended                     Nine Months Ended
                                                September 30,                         September 30,
                                      ---------------------------------    ------------------------------------
(In millions, except for %)             1999         1998     % Change        1999          1998       % Change
---------------------------------------------------------------------------------------------------------------

Workers Compensation ...........      $  105.3    $  132.0     (20.2)%    $    294.1    $    349.4     (15.8)%
Nonstandard Automobile .........         120.0       107.2      11.9           364.2         309.8      17.6
Specialty Commercial ...........         118.2       168.1     (29.7)          292.5         501.9     (41.7)
                                      --------    --------     -----      ----------    ----------     -----
   Consolidated ................      $  343.5    $  407.3     (15.7)%    $    950.8    $  1,161.1     (18.1)%
                                      ========    ========     =====      ==========    ==========     =====
   Consolidated, excluding McGee      $  343.5    $  369.1      (6.9)%    $    990.8    $  1,086.0      (8.8)%
                                      ========    ========     =====      ==========    ==========     =====

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

WORKERS COMPENSATION

Net premiums written for Workers Compensation decreased in 1999 compared to 1998 reflecting lower premium retention of $36.0 million and $122.0 million in the third quarter and nine months of 1999, respectively, primarily from a change in EBI's reinsurance programs effective October 1998. The effect of this change was partly offset by gross premium growth of $9.3 million and $68.5 million in the third quarter and nine months of 1999, respectively, from new business written through EBI's multi-state accounts program and continued geographic expansion and penetration. To improve profitability, EBI has instituted rate increases which have substantially offset statutory rate decreases, and may reduce the growth of EBI's gross premiums written for the remainder of 1999.

NONSTANDARD AUTOMOBILE

Net premiums  written for  Nonstandard  Automobile  increased  primarily  due to higher  net  premiums  of $19.3  million  in South  Carolina,  $12.0  million in
California, and $8.9 million in North Carolina for the nine months of 1999 compared to the same 1998 period. Additionally, OrionAuto generated net premium growth in 20 of the 35 states where it writes business for year-to-date 1999 compared to the same 1998 period. The increase in net premiums written in South Carolina is attributed to transition to a voluntary market environment in that state on March 1, 1999. Higher year-to-date premiums in North Carolina are due to the acquisition of Strickland on April 30, 1998. Excluding the effects of the acquisitions of Strickland and Unisun, Nonstandard Automobile's gross premiums written and net premiums written growth was 12.7% and 13.5% in the nine months and 16.8% and 17.1% in the third quarter of 1999 compared to the same 1998 periods, respectively.

SPECIALTY COMMERCIAL

Net premiums written for Specialty Commercial are as follows:

                                          Three Months Ended                   Nine Months Ended
                                             September 30,                       September 30,
                                 ---------------------------------     ----------------------------------
(In millions, except for %)         1999        1998     % Change         1999        1998      % Change
---------------------------------------------------------------------------------------------------------
Net Written Premiums:
   DPIC ...................      $   48.3    $   46.6       3.6 %      $  139.2     $  138.5        0.5 %
   Grocers ................          10.2         6.3      61.9            27.8          6.3        (a)
   Orion Financial ........          21.8        20.5       6.3            62.1         63.0       (1.4)
   ARTIS ..................           0.4         0.1       (a)             2.2          0.1        (a)
   P&C Division ...........          37.4        56.5     (33.8)          101.0        219.3      (54.0)
                                 --------    --------     -----        --------     --------      -----
      Total Orion Specialty         118.1       130.0      (9.2)          332.3        427.2      (22.2)
      McGee ...............            --        38.2       (a)           (40.0)        75.1        (a)
      Assumed Reinsurance .           0.1        (0.1)      (a)             0.2         (0.4)       (a)
                                 --------    --------     -----        --------     --------      -----
                                 $  118.2    $  168.1     (29.7)%      $  292.5     $  501.9      (41.7)%
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

Grocers was acquired by the Company in July 1998. The decrease in year-to-date net written premiums at Orion Financial, which primarily writes collateral protection insurance, is principally due to higher ceded premiums partially offset by growth in gross premiums written from that unit. ARTIS, the alternative risk business of Orion Specialty formed in June 1997, generated significant growth in gross premiums written reflecting a move from the status of a start-up operation in 1998 to a profitable operating unit in 1999. ARTIS generated gross premiums written of $45.8 million and $116.9 million for the third quarter and nine months of 1999 and $13.6 million and $32.3 million for the corresponding 1998 periods, respectively.

Net premiums written by Orion Specialty's P&C Division decreased in 1999 compared to 1998 primarily due to the effect of exiting unprofitable commodity business in connection with the third quarter 1998 realignment of this unit, $23.9 million of ceded premiums in the first quarter of 1999 under the corporate-wide reinsurance agreement previously mentioned and lower net premiums of $11.8 million in third quarter and $37.4 million year-to-date from the sale of Colorado Casualty Insurance Company in September 1998.

As part of the sale of McGee, the Company is fronting business for the buyer until such time as the buyer receives various state regulatory approvals to issue marine insurance policies, resulting in gross written premiums of $29.6 million in the third quarter of 1999 and $122.4 million in the nine months of 1999, as compared to $47.9 million and $152.7 million for the corresponding 1998 periods, respectively. In the first quarter of 1999, McGee recorded negative net premiums written of $40.0 million reflecting the unearned premium portfolio transferred as of January 1, 1999 in connection with its sale.

PREMIUMS EARNED

The Company's premiums earned decreased 14.0% to $340.8 million and 11.9% to $983.5 million in the third quarter and the nine months of 1999 from $396.5 million and $1,115.7 million ($372.9 million and $1,062.2 million excluding McGee) in the corresponding 1998 periods. Premiums earned reflect the recognition of income from the changing levels of net premium writings.

OTHER INCOME

Other income is $3.3 million and $14.7 million for the nine months of 1999 and 1998, and $1.1 million and $2.1 million in the corresponding third quarter periods, respectively. The decrease is primarily due to lower commission income resulting from the sale of McGee.

                             INVESTMENT PERFORMANCE

The Company manages its investment portfolio on a total return basis, which emphasizes both current net investment income and realized investment gains as well as unrealized investment results. The pre-tax performance and carrying value of the Company's investment portfolio is as follows:

                                               Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                             ---------------------     ---------------------
(In millions, except for %)                    1999         1998         1999          1998
--------------------------------------------------------------------------------------------
Net investment income .................      $  34.8      $  22.3     $  103.8     $  106.2
Realized investment gains (loss) ......         (2.9)         0.4          1.5         52.1
Unrealized depreciation ...............        (45.4)       (46.9)      (116.6)       (69.2)
                                             -------      -------     --------     --------
                                             $ (13.5)     $ (24.2)    $  (11.3)    $   89.1
                                             =======      =======     ========     ========
Investment yields on average portfolio:
   Pre-tax ............................          5.9%         3.7%         5.8%         5.9%
                                             =======      =======     ========     ========
   After-tax ..........................          4.5%         3.1%         4.5%         4.5%
                                             =======      =======     ========     ========
Equity earnings (loss) in limited
   Partnership investments (a) ........      $   2.5      $ (14.1)    $    8.0     $   (5.1)
                                             =======      =======     ========     ========

[FN]

(a) Included in net investment income .

                                              September 30, 1999        December 31, 1998
                                             -----------------------------------------------
Fixed maturities and short-term investments:
      Investment grade ..................... $  1,670.1      73.7%    $  1,650.5       65.9%
      Non-investment grade and non-rated ...      156.1       6.9          208.7        8.3
                                             ----------     -----     ----------      -----
                                                1,826.2      80.6        1,859.2       74.2
Equity securities ..........................      349.8      15.4          510.9       20.4
Limited partnerships and other .............       88.8       3.9          116.2        4.6
                                             ----------     -----     ----------      -----
                                                2,264.8      99.9        2,486.3       99.2
Cash .......................................        2.8       0.1           18.0        0.8
                                             ----------     -----     ----------      -----
   Total investments and cash .............. $  2,267.6     100.0%    $  2,504.3      100.0%
                                             ==========     =====     ==========      =====

NET INVESTMENT INCOME

Pre-tax net investment income for the nine months of 1999 was lower than the comparable 1998 period due, most significantly, to the effect of lower reinvestment rates in prior quarters resulting in reduced investment yields of the Company's fixed income portfolio and the effect of previous shifting in the fixed income portfolio from taxable to tax-advantaged securities. These effects were substantially mitigated by more favorable earnings impact of limited partnership investments accounted for on an equity basis.

Equity earnings in limited partnership investments, which are included in net investment income, were higher in 1999 compared to same 1998 period primarily due to a $14.1 million pre-tax investment loss recorded in the third quarter of 1998. This loss was attributed to volatility and declines in the financial markets during the third quarter of 1998 resulting in significant declines in value of three of the Company's larger limited partnership investments. Earnings from limited partnership investments can vary considerably from year-to-year. The Company's long-term experience with limited partnership investments has been favorable.

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

Net unrealized investment appreciation (depreciation) for equity securities and fixed maturities classified as available-for-sale are recorded in stockholders' equity, net of federal taxes, and included as a component of other comprehensive income (see note 8 to consolidated financial statements). Unrealized investment appreciation (depreciation) can vary significantly depending upon fluctuations in interest rates, changes in credit spreads and in equity prices. Unrealized investment depreciation in 1999 primarily results from the impact of higher market interest rates on the Company's fixed maturity investments.

                               EXPENSES AND OTHER

OPERATING RATIOS

The following table sets forth certain ratios of insurance operating expenses to premiums earned:

                                                    Three Months Ended    Nine Months Ended
                                                      September 30,        September 30,
                                                    ------------------   ------------------
                                                      1999      1998      1999      1998
-------------------------------------------------------------------------------------------

Loss and loss adjustment expenses .................   73.2%     70.8%     86.3%     68.5%
Policy acquisition costs and other
   insurance expenses .............................   28.6      31.7      29.9      30.8
                                                     -----     -----     -----     -----
   Total before policyholders' dividends ..........  101.8     102.5     116.2      99.3
Policyholders' dividends ..........................    2.6       2.5       1.9       2.1
                                                     -----     -----     -----     -----
   Combined ratio .................................  104.4%    105.0%    118.1%    101.4%
                                                     =====     =====     =====     =====

Loss and loss adjustment expenses ratio by segment:
   Workers Compensation ...........................   74.5%     56.2%     82.0%     56.9%
   Nonstandard Automobile .........................   76.1%     67.1%     73.5%     69.2%
   Specialty Commercial ...........................   69.1%     83.7%    103.3%     75.8%


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

The year-to-date 1999 ratio of loss and loss adjustment expenses to premiums earned (the "loss ratio") of 86.3% reflects significant strengthening of the Company's reserve position as of March 31, 1999 based upon the first quarter loss reserve study.

Excluding the first quarter provision for loss and loss adjustment expenses recorded in connection with the loss reserve study, the loss and loss adjustment expenses ratio by segment for the nine months ended September 30, 1999 would have been 66.0% for Workers Compensation, 72.6% for Nonstandard Automobile, and 69.6% for Specialty Commercial. The Company's year-to-date 1999 combined ratio would have been 101.0% excluding the first quarter reserve charge and the second quarter bad faith claim settlement related to a discontinued program.

The Company made the decision to conduct a review of its loss reserves for exited business and to review strategic alternatives for Orion Specialty's remaining program and binding authority business in the first quarter of 1999 as part of the final steps in an aggressive two-year reshaping of the Company's business. The Company expanded the analysis to a full-scale review of all reserves and elected to add the perspective of an independent actuarial review. As a result of this study, in the first quarter of 1999, the Company recorded a provision for loss and loss adjustment expenses of $139.0 million related to the

1998 and prior accident years, which was net of reinsurance, and included a $25.5 million net ceded premium adjustment based upon the Company's loss experience. The loss reserve study focused on the business that the Company has exited or plans to exit and the provision included costs of settling outstanding claims for exited business. Approximately 89% of the net provision was attributable to businesses that the Company has exited.

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

The 1999 year-to-date loss ratio for Workers Compensation reflects first quarter reserve strengthening of $31.9 million related to non-workers compensation lines that originated in this segment, but are no longer written by the Company. Additionally, EBI strengthened its net reserves in the first quarter 1999 by recording a loss and loss adjustment expense provision of $8.4 million primarily relating to the 1998 accident year as a result of the loss reserve study. EBI's net reserves were further strengthened by $9.1 million in the third quarter of 1999 for loss development related to prior accident years.

The 1999 loss ratio for Nonstandard Automobile reflects an increase in loss costs due to higher claims severity offset in part by a decrease in loss adjustment expenses from continued efficiencies.

In connection with the loss reserve study, in the first quarter of 1999, Specialty Commercial strengthened its loss reserve positions by recording a net provision for loss and loss adjustment expenses of $95.7 million related to 1998 and prior accident years. Approximately $47.1 million of this net charge is related to the assumed reinsurance business that the Company exited in late 1996, $44.4 million is related to the exited P&C Division business at Orion Specialty, and $4.2 million is related to the ongoing business at DPIC. In the third quarter of 1998, $27.8 million of loss reserve strengthening was recorded related to business cancelled in connection with the previously disclosed Orion Specialty realignment.

The ratio of policy acquisition costs and other insurance expenses to premiums earned (the "expense ratio") was modestly lower in 1999 compared to 1998 on a year-to-date basis. Policy acquisition costs include direct costs, such as commissions, premium taxes, and salaries that relate to and vary with the production of new business. These costs are deferred and amortized as the related premiums are earned, subject to a periodic test for recoverability.

The Company regularly evaluates its reserves for loss and loss adjustment expenses. Loss reserve amounts are based on management's informed estimates and judgements, using data currently available. As part of the evaluation of its first quarter loss reserve position, the Company took the additional action of having an independent actuarial review of its loss reserves. The results of which were considered in the increases in loss reserves during the first quarter of 1999. Management believes that the Company's reserves for loss and loss adjustment expenses make reasonable and sufficient provision within an acceptable actuarial range for the ultimate cost of all losses on claims incurred, although there can be no assurance that changes in loss trends will not result in additional development of prior years' reserves in the future. Variability in claim emergence and settlement patterns and other trends in loss experience can result in future development patterns different than expected.

The Company limits both current losses and future development of losses by ceding business to reinsurers. The Company continually monitors the financial strength of its reinsurers and, to the Company's knowledge, has no material exposure with regard to potential unrecognized losses due to reinsurers having known financial difficulties.

In connection with the acquisition of Orion by RSA, the Company will enter into a new reinsurance agreement to provide adverse loss protection for the Company's reserves relating to business written on or before the date of acquisition. In the fourth quarter of 1999, the Company commuted two aggregate stop-loss reinsurance agreements to allow for the completion of the new reinsurance agreement. These commutations will result in taking back previously ceded loss reserves totaling $73.3 million of reinsurance recoverable offset by principal consideration of $45.3 million plus future economic value thereon anticipated under the aggregate stop-loss agreements, which the Company believes to be at least equal to the reduction to the reinsurance recoverable. Additionally, the Company is negotiating the commutation of an excess of loss and quota share reinsurance agreement in which EBI participates.

OTHER EXPENSES

Other expenses were $20.9 million and $29.9 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease is primarily due to the elimination of McGee agency expense resulting from the sale of this unit partly offset by expenses incurred by Orion for planning activities related to upcoming integration with RSA.

EQUITY IN EARNINGS (LOSS) OF AFFILIATE

Equity in earnings (loss) of affiliate was $0.2 million and $(0.4) million in the third quarter and nine months of 1998 from the Company's 26% investment in Intercargo. In May 1999, the Company sold its investment in Intercargo for $22.8 million in cash pursuant to the terms of the merger agreement between Intercargo and a subsidiary of XL Capital, Ltd. The sale of Intercargo resulted in no gain or loss during 1999 because the Company adjusted its investment in Intercargo to its net realizable value in the fourth quarter of 1998.

Federal Income Tax Expense (Benefit)

The Company's federal income taxes and effective tax rates were as follows for the nine months ended September 30:

(In millions, except for %)                    1999       1998
---------------------------------------------------------------
Federal income tax expense (benefit) (a)    $ (37.6)   $  29.9

Effective tax rate (a) .................      (47.3)%     26.6%

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

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows is as follows:

                             Nine Months Ended September 30,
                             -------------------------------
(In millions)                     1999           1998
------------------------------------------------------------
Cash flows:
   Operating activities         $ (151.4)       $  24.6
   Investing activities            154.1           27.6
   Financing activities            (17.9)         (23.0)
                                --------        -------
                                $  (15.2)       $  29.2
                                ========        =======


Cash provided by operating activities decreased by $176.0 million in the nine months of 1999 compared to the corresponding 1998 period. The decrease in operating cash flow in 1999 is primarily the result of reduction in premiums, higher payments for losses and loss adjustment expenses, largely influenced by the runoff of exited business, and lower investment income collections as well as an increased use of reinsurance. Partially offsetting these cash flow changes were declines in policy acquisition costs and federal income tax payments, as well as a $20.0 million federal tax refund received by the Company. The sale of McGee resulted in a $10.7 million reduction to operating cash flow in the nine months of 1999 as compared to the same 1998 period, and will result in $15.6 million for the year. Due to the anticipated level of claim payments from exited business, operating cash flow for 1999 is expected to be lower than 1998. The Company sold investment securities in the fourth quarter of 1999 to provide funding for the new reinsurance agreement described above and merger related costs.

Cash related to investment activities are primarily for purchases, sales and maturities of investments, acquisition and divestiture activities, and purchases of property and equipment. Investment purchases are funded by maturities and sales of investments, as well as by the net cash from operating cash flows after cash provided by or used in financing activities. In the second quarter of 1999, the Company received approximately $28.8 million and $22.8 million, of net cash in connection with the sale of McGee and Intercargo, respectively. Cash used for acquisition and divestiture activities in the first nine months of 1998 was primarily related to the acquisitions of Strickland's non-standard automobile insurance business on April 30, 1998 and Grocers Insurance Company on July 9, 1998, and the sale of Colorado Casualty Insurance Company on September 29, 1998.

Cash used in financing activities in 1999 includes the repayment of the outstanding balance of $8.0 million under the Company's bank credit agreement. In the first quarter of 1998, the issuance of 7.701% trust preferred securities by the Company provided $121.9 million of cash from financing activities. Net proceeds from that issuance were used to repay the $100 million bank indebtedness of Guaranty National in February 1998. The Company repaid $9.4 million of assumed bank debt in the Strickland acquisition in the second quarter of 1998.

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

Orion's insurance subsidiaries maintain liquidity in their investment portfolios substantially in excess of that required to pay claims and expenses. The Company's insurance subsidiaries have:

                                            September 30,    December 31,
(In millions, except for ratios)                 1999            1998
-------------------------------------------------------------------------
Cash and short-term investments held
   by insurance subsidiaries .........         $  184.8       $  242.4

Consolidated policyholders' surplus ..         $  641.1       $  732.1

Statutory operating leverage ratio (a)            2.0:1          2.1:1

[FN]

(a) based upon trailing 12 months of net premiums written to policyholders' surplus.

In July 1998, the Company entered into a five year credit agreement with a group of banks which provides for unsecured borrowings up to $150 million. No borrowings are outstanding at September 30, 1999. On November 9, 1999 the Company terminated this credit agreement effective with the merger of the Company into a RSA subsidiary.

The terms of Orion's indentures for its $100 million of 7.25% Senior Notes due 2005 and its $110 million of 9.125% Senior Notes due 2002 limit the amount of liens and guarantees by the Company, and the Company's ability to incur secured indebtedness without equally and ratably securing the senior notes. At September 30, 1999 the Company is in compliance with the terms of its senior note indentures.

In February 1998, Orion issued $125 million of 7.701% Trust Preferred Securities due April 15, 2028. In January 1997, Orion issued $125 million of 8.73% Trust Preferred Securities due January 1, 2037. The 8.73% and 7.701% Trust Preferred Securities are subordinated to all liabilities of the Company.

                                LEGAL PROCEEDINGS

Orion and its subsidiaries are routinely engaged in litigation incidental to their businesses. Management believes that there are no significant legal proceedings pending against the Company which, net of reserves established therefore, are likely to result in judgments for amounts that are material to the financial condition, liquidity or results of operations of Orion and its consolidated subsidiaries, taken as a whole. Also, see note 7 to the Company's financial statements.


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

The Company began addressing its computer programs in 1996 at the locations where its most significant technology concentration exists. Similar work commenced shortly thereafter at other locations. As of September 30, 1999, the Company had completed substantially all of its scheduled remediation of critical production systems for processing Year 2000 dates. Non-critical systems were tested and critical systems were re-tested during 1999. The total costs to test or modify these existing systems, which include both internal and external costs of programming and testing, is estimated to be approximately $19.3 million, of which $2.2 million has been expensed in the nine months of 1999 and $15.8 million in 1998 and prior periods.

With a timely start on correcting the Year 2000 problem, the Company has been able to address this potential exposure while continuing to replace outdated systems with newer versions offering greater functionality and cost efficiencies. The Company completed replacing its financial, personnel, and payroll systems in 1998 and began phasing in new integrated processing systems for certain other operations in 1999. Those major technology improvement projects, which were substantially completed and capitalized as fixed assets in 1998, totaled approximately $13.0 million. The Company does not expect to incur any significant Year 2000 capital expenditures in 1999.

In addition to addressing its own hardware, software and processing exposure, the Company has been engaged since 1996 in a process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 problem.

The Company has mailed letters to significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 problems and whether the products and services purchased from or by such entities are Year 2000 compliant. As of September 30, 1999, the Company had received responses from approximately 93% of the most critical third parties of whom it has inquired. The companies that have responded have provided written assurances that they plan to address all their significant Year 2000 problems by year-end 1999. For critical third parties who have not responded, the Company continues to perform follow-up procedures with such parties. If an acceptable follow-up response is not received, a contingency plan for that third party relationship has been developed by the Company. During the first quarter of 1999, contingency plans were finalized for all critical production systems.

Focus has been shifting to third parties and non-technical functions, and the Company also expanded its survey to vendors and service providers who do not directly interface with the Company's systems.

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

                            ORION CAPITAL CORPORATION


Date: November 16, 1999                             By: /s/ W. Marston Becker
                                                    -------------------------
                                                    Chairman of the Board and
                                                    Chief Executive Officer



Date: November 16, 1999                             By: /s/ Michael L. Pautler
                                                    --------------------------
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit 11:       Computation of Earnings per Common Share

Exhibit 15:       Deloitte & Touche LLP Letter
                  Re: unaudited interim financial information

Exhibit 27:       Financial Data Schedule